Form 10QSB
period 2000-03-31
ACTIVEWORLDS COM INC
filed 2000-05-16
CIK 1089531

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________.

                           Commission File Number: 333-85095

                             ACTIVEWORLDS.COM, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         13-383101
---------------------------------             ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


               95 PARKER STREET, NEWBURYPORT, MASSACHUSETTS 01950
          -----------------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (978) 499-0222.

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of March 31, 2000, there were outstanding 7,342,762 shares of Common Stock, par value $.001, of the registrant.

                             ACTIVEWORLDS.COM, INC.

                          QUARTER ENDED MARCH 31, 2000


                                      INDEX


                                                                     PAGE
                                                                   --------

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2000
  Unaudited) and December 31, 1999......................................  4

Consolidated Statements of Operations for the three months
  ended March 31, 2000 and 1999 (Unaudited).............................  5

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2000 and 1999 (Unaudited)...................................  6

Notes to Consolidated Financial Statements (Unaudited)..................  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OPERATIONS............................  8

PART II - OTHER INFORMATION............................................. 11

SIGNATURES.............................................................. 12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

















                             ACTIVEWORLDS.COM, INC.

                        Consolidated Financial Statements
                             for three months ended
                           March 31, 2000 (Unaudited)

                             ACTIVEWORLDS.COM, INC.

                           Consolidated Balance Sheet



                                                                                     March 31,     December 31,
                                                                                       2000            1999
                                                                                    -----------    -----------
                                                                                          (Unaudited)
                                                            Assets

Current assets
    Cash                                                                            $   542,058    $   481,408
    Accounts receivable, trade - net of allowance for doubtful accounts of $5,000
      and $20,000                                                                         2,519         22,519
    Prepaid expenses                                                                     67,584         44,832
    Advances to officer/stockholder/employees                                            12,491         12,491
                                                                                    -----------    -----------
              Total current assets                                                      624,652        561,250
                                                                                    -----------    -----------

Property and equipment
    Leasehold improvements                                                               27,334         27,334
    Equipment and fixtures                                                              113,491        107,284
                                                                                    -----------    -----------
                                                                                        140,825        134,618
    Less: accumulated depreciation                                                       44,073         35,475
                                                                                    -----------    -----------
              Property and equipment, net                                                96,752         99,143
                                                                                    -----------    -----------

Other assets
    Deferred offering costs                                                             299,202        238,599
                                                                                    -----------    -----------

              Total assets                                                          $ 1,020,606    $   898,992
                                                                                    -----------    -----------


                                             Liabilities and Stockholders' Equity
Current liabilities
    Current portion - capital lease                                                 $     9,684    $     9,537
    Accounts payable                                                                    243,227        163,821
    Accrued liabilities                                                                  12,075         32,075
    Deferred revenue                                                                    318,741        273,895
                                                                                    -----------    -----------
              Total current liabilities                                                 583,727        479,328

Capital lease, net of current portion                                                     9,412         11,890

Commitments and contingencies

              Total liabilities                                                         593,139        491,218
                                                                                    -----------    -----------

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued
      or outstanding                                                                       --             --
    Common stock, $.001 par value, 50,000,000 shares authorized, 7,342,762 shares
      issued and outstanding                                                              7,343          7,343
    Additional paid-in capital                                                        2,237,419      2,237,419
    Note receivable for shares issued                                                    (6,500)        (6,500)
    Accumulated deficit                                                              (1,810,795)    (1,830,488)
                                                                                    -----------    -----------
              Total stockholders' equity                                                427,467        407,774
                                                                                    -----------    -----------

              Total liabilities and stockholders' equity                            $ 1,020,606    $   898,992
                                                                                    -----------    -----------


                 See notes to consolidated financial statements

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Operations



                                                                       Three Months Ended
                                                                           March 31
                                                                     --------------------
                                                                        2000       1999
                                                                     ---------   ---------
                                                                         (Unaudited)

Revenues                                                             $ 381,900   $  95,946
                                                                     ---------   ---------

Operating expenses
    Selling, general and administrative expenses                       325,452     357,342
    Research and development expenses                                   39,021      50,845
                                                                     ---------   ---------
              Total operating expenses                                 364,473     408,187
                                                                     ---------   ---------

    Income (loss) from operations                                       17,427    (312,241)

Interest income                                                          2,266       4,330
                                                                     ---------   ---------
    Income (loss) before (provision for) benefit from income taxes      19,693    (307,911)
(Provision for) benefit from income taxes                                 --          --
                                                                     ---------   ---------

    Net income (loss)                                                $  19,693   $(307,911)
                                                                     ---------   ---------

Earnings (loss) per share of common stock
    Basic                                                            $    .003   $   (.045)
                                                                     ---------   ---------
    Diluted                                                          $    .003
                                                                     ---------



                                        5
                 See notes to consolidated financial statements

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Cash Flows



                                                                                    Three Months Ended
                                                                                         March 31
                                                                                 -------------------------
                                                                                   2000            1999
                                                                                -----------    -----------
                                                                                        (Unaudited)
Operating activities
    Net income (loss)                                                           $    19,693    $  (307,911)
    Adjustment to reconcile net income (loss) to net cash provided (used)
      by operating activities
       Depreciation and amortization                                                  8,598          9,410
       Common stock issued for goods and sbrvices                                      --          100,000
       Change in estimate of allowance for doubtful accounts                        (15,000)          --
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                        35,000         25,458
          Prepaid expenses                                                          (22,752)          --
          Accounts payable                                                           79,406         14,330
          Accrued liabilities                                                       (20,000)      (241,616)
          Deferred revenue                                                           44,846         (4,744)
                                                                                -----------    -----------
              Net cash provided (used) by operating activities                      129,791       (405,073)
                                                                                -----------    -----------

Investing activities
    Purchases of equipment and leasehold improvements                                (6,207)       (38,646)
                                                                                -----------    -----------
              Net cash (used) by investing activities                                (6,207)       (38,646)
                                                                                -----------    -----------

Financing activities
    Payments on capital lease obligation                                             (2,331)          --
    Net proceeds from sale of stock                                                    --        1,000,000
    Payments on 8% note payable to officer/stockholder                                 --          (54,753)
    Deferred offering costs                                                         (60,603)          --
                                                                                -----------    -----------
              Net cash provided (used) by financing activities                      (62,934)       945,247
                                                                                -----------    -----------

Net increase in cash                                                                 60,650        501,528
Cash at beginning of period                                                         481,408         86,520
                                                                                -----------    -----------

              Cash at end of period                                             $   542,058    $   588,048
                                                                                -----------    -----------

Supplemental disclosure information
    Cash paid for interest during the period                                    $       318    $       547
                                                                                -----------    -----------
    Cash paid for income taxes during the period                                $      --      $      --
                                                                                -----------    -----------

Supplemental schedule of noncash investing activities
    Shares issued for note receivable                                           $      --      $     6,500
                                                                                -----------    -----------




                 See notes to consolidated financial statements

Note 1 -      Basis of presentation

              The accompanying 2000 and 1999 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form SB-2 (including amendments 1 through 4), which contains financial information for the years ended December 31, 1999 and 1998.

              The information provided in this report reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

              All share and per share information in the consolidated financial statements reflect the two-for-three reverse stock split which became effective on April 10, 2000.

Note 2 -      Change in estimate

              During the three months ended March 31, 2000, the Company reduced its estimate of the allowance for doubtful accounts by $15,000 due to improved collections. The effect of this change was to increase income for the three months ended March 31, 2000 by $15,000 ($.002 per share).

Note 3 -      Deferred revenue

              Deferred revenue consists of the following:

                                                 March 31,      December 31,
                                                   2000             1999
                                               -------------    -------------
                                              (Unaudited)

                 Deferred memberships          $      92,514    $      98,668
                 Advances on royalties                25,227           25,227
                 Advance on contract                 201,000          150,000
                                               -------------    -------------

                                               $     318,741    $     273,895
                                               -------------    -------------
Note 4 -      Issuance of common stock

              In May 2000, the Company issued 1,260,000 shares of its common stock in a public offering and received approximately $4,819,000 of net proceeds after deducting the underwriter's discount, but before deducting offering related expenses.

Note 5 -      Earnings (loss) per share of common stock

              The number of shares on which the basic earnings (loss) per share of common stock has been calculated is as follows:

                                                               Weighted Average
                             Three Months Ended March 31,      Number of Shares
                             ----------------------------      ----------------

                                     (Unaudited)

                                         1999                      6,874,692

                                         2000                      7,342,762

              The diluted earnings (loss) per share of common stock for the three months ended March 31, 2000 has been calculated using 7,421,138 weighted average number of shares. Diluted earnings
              (loss) per share of common stock has not been presented for the three months ended March 31, 1999 since the effect of including the stock options and warrants outstanding would be antidilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-QSB.

PLAN OF OPERATION

         Activeworlds.com, Inc. is a provider of Internet software products and services that enable the efficient delivery of three-dimensional content over the Internet and intranets. Our comprehensive software platform is comprised of proprietary three-dimensional server software, browser, and authoring tools. Using our Active Worlds technology users are able to create objects and structures in virtual worlds which other users can see and explore in real time. We believe that the emergence of the Internet as a global communications medium has increased the demand for efficient delivery of rich multimedia and three-dimensional content.

         Our goals are to be the leader in three-dimensional Internet environments and interactive communication and to position our software platform as a standard for the delivery of three-dimensional content over the Internet. In furtherance of these goals, we have chosen to offer our three-dimensional browser to users free of charge to promote the use our software platform. We currently have a worldwide user base of over 1,000,000 users.

         We believe that by continually enhancing our technology, developing new applications for the three-dimensional Internet market and implementing an extensive marketing effort, we will be able to achieve our goals. We believe that three-dimensional Internet applications provide enhanced richness that will be of interest to users developing Internet-based advertising, distance learning, training, entertainment, e-commerce, leisure time and chat applications and other on-line activities. As three-dimensional Internet technology becomes more accepted, we believe that a market will develop for our technology in these areas.

Three months ended March 31, 2000 as compared with three months ended March 31, 1999

         Our principal source of revenue to date has been from the license of our uniservers and galaxervers. We also generate revenue from the annual $19.95 registration fee, which is paid by our users who become citizens, and from technical support services which we offer to our licensees. Revenue from advertising has been nominal. We recognize revenue from licenses when the license is granted. We recognize revenue from membership fees ratably over the periods the memberships are in effect.

         Revenue for the three months ended March 31, 2000 increased approximately 298%, to $382,000 from $96,000 in the year ended March 31, 1999. This increase resulted primarily from an increase in licensing of our uniservers and galaxervers.

         Our selling, general and administrative expenses in the three months ended March 31, 2000 decreased approximately 9% to $325,000 from $357,000 in 1999. This decrease resulted principally from professional fees, consisting primarily of legal and accounting expenses which we incurred in connection with the Circle of Fire acquisition in 1999.

         Research and development expenses in the three months ended March 31, 2000 decreased 24% to $39,000 from $51,000 in 1999. This decrease reflected a slight reduction of our research and development activities.

         We have a net operating loss carry forward in the amount of approximately $1,050,000 as of March 31, 2000, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

         As a result of the foregoing, we sustained net income of $20,000, or $.003 per share (basic and diluted), for the three months ended March 31, 2000, as compared with a net loss of $308,000, or $(.045) per share (basic and diluted), for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had working capital of $59,000, which included cash of $542,000. The working capital includes the remaining cash from the January and June 1999 private placements, from which we received aggregate net proceeds of approximately $1.5 million. We used the net proceeds from both private placements for working capital, including a payment of $275,000 to settle the litigation with the two former employee-stockholders. We have no bank or credit facilities, and the private placements have been our sole source of funds for operations. Our cash balances represent substantially our only current asset. At March 31, 2000, our accounts receivable were $2,500. At March 31, 2000, our working capital was sufficient to meet only our most immediate cash requirements.

         On May 8, 2000, we completed an offering of 1,260,000 units at a priceof $4.25 per unit. We realized proceeds, after deducting the underwriter's discount, but before deducting offering related expenses, of $4,819,500. Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock at a price of $4.675. We anticipate that the proceeds raised in this offering should be sufficient to satisfy our capital requirements for the next twelve months. However, to the extent that our marketing program is not successful and these expenses exceed our expectations and we are unable to generate cash flow from our operations, we may require additional funding during the next twelve months. We may not be able to obtain financing when we require it, and any financing may not be on terms which are acceptable to us and may result in substantial dilution to our stockholders. If we are unable to raise needed funds, we may have to reduce the scope or our marketing and development activities, which would have a material adverse effect upon our business and financial condition.

         We may also acquire other businesses or software, including other companies that would help us expand our business in the area of the three-dimensional Internet environments. However, we may acquire companies or businesses in other industries if we are unable to develop our present business. To the extent that we make any acquisition, we may require additional funds to be used for the purchase price in the acquisitions, to integrate the acquired business with our existing business and to fund the operations of the combined businesses. In addition, we may incur expenses negotiating acquisitions which are not consummated.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Reporting Comprehensive Income (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 offers alternatives for presentation of disclosures required by the standard. The adoption of SFAS No. 130 had no impact on our results of operations, financial position or cash flows, as the amount of comprehensive income (loss) is the same as the net income (loss) for all periods presented.

         In June 1997, the FASB issued Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 had no impact on our results of operations, financial position or cash flows.

         In February 1998, the FASB issued Employers' Disclosures about Pension and Other Post Retirement Benefits (SFAS No. 132), which revises employers' disclosures about pension and other post-retirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 did not have an impact on our results of operations, financial position or cash flows since we do not have any pension or post retirement benefit plans.

         In June 1998, the FASB issued Accounting for Derivatives and Hedging Activities (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As we do not currently engage or plan to engage in derivative or hedging activities, there will be no impact to our results of operations, financial position or cash flows upon the adoption of this standard.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits.

         None

B. Reports on Form 8-K.

         None

C. Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACTIVEWORLDS.COM, INC.



Date:    March 15, 2000                 By: /s/ J.P. McCormick
                                            ----------------------------
                                            J. P. McCormick,
                                            Chief Financial Officer