Form 10QSB
period 2000-06-30
ACTIVEWORLDS COM INC
filed 2000-08-14
CIK 1089531

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: JUNE 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________.

                        Commission File Number: 333-85095

                             ACTIVEWORLDS.COM, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       13-383101
 (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

               95 PARKER STREET, NEWBURYPORT, MASSACHUSETTS 01950
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (978) 499-0222.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          As of June 30, 2000, there were outstanding 8,602,762 shares of Common Stock, par value $.001, of the registrant.

                             ACTIVEWORLDS.COM, INC.

                                   Form 10-QSB


                                      INDEX


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2000
  Unaudited) and December 31, 1999 ........................................    4

Consolidated Statements of Operations for the three months and six months
  ended June 30, 2000 and 1999 (Unaudited) ................................    5

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2000 and 1999 (Unaudited) ................................    6

Notes to Consolidated Financial Statements (Unaudited) ....................    7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OPERATIONS ..............................    9

PART II - OTHER INFORMATION ...............................................   13

SIGNATURES ................................................................   14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
















                             ACTIVEWORLDS.COM, INC.

                        Consolidated Financial Statements
                     for three months and six months ended
                            June 30, 2000 (Unaudited)

                             ACTIVEWORLDS.COM, INC.

                           Consolidated Balance Sheet


                                                                              June 30,      December 31,
                                                                                2000           1999
                                                                             -----------    -----------
                                                                             (Unaudited)
                                     Assets

Current assets
    Cash                                                                     $ 4,537,710    $   481,408
    Accounts receivable, trade - net of allowance for doubtful accounts
      of $5,000 and $20,000                                                       69,785         22,519
    Prepaid expenses and deposits                                                 56,135         44,832
    Advances to officer/stockholder/employees                                     12,491         12,491
                                                                             -----------    -----------
              Total current assets                                             4,676,121        561,250
                                                                             -----------    -----------

Property and equipment
    Leasehold improvements                                                        27,334         27,334
    Equipment and fixtures                                                       132,372        107,284
                                                                             -----------    -----------
                                                                                 159,706        134,618
    Less: accumulated depreciation                                                52,671         35,475
                                                                             -----------    -----------
              Property and equipment, net                                        107,035         99,143
                                                                             -----------    -----------

Other assets
    Deferred offering costs                                                         --          238,599
                                                                             -----------    -----------

              Total assets                                                   $ 4,783,156    $   898,992
                                                                             -----------    -----------


                      Liabilities and Stockholders' Equity

Current liabilities
    Current portion - capital lease                                          $     9,833    $     9,537
    Accounts payable                                                              91,132        163,821
    Accrued liabilities                                                            9,583         32,075
    Deferred revenue                                                             126,796        273,895
                                                                             -----------    -----------
              Total current liabilities                                          237,344        479,328

Capital lease, net of current portion                                              6,897         11,890

Commitments and contingencies

              Total liabilities                                                  244,241        491,218
                                                                             -----------    -----------

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares
      issued or outstanding                                                         --             --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      8,602,762 and 7,342,762 shares issued and outstanding, respectively          8,603          7,343
    Additional paid-in capital                                                 6,279,499      2,237,419
    Note receivable for shares issued                                             (6,500)        (6,500)
    Accumulated deficit                                                       (1,742,687)    (1,830,488)
                                                                             -----------    -----------
              Total stockholders' equity                                       4,538,915        407,774
                                                                             -----------    -----------

              Total liabilities and stockholders' equity                     $ 4,783,156    $   898,992
                                                                             -----------    -----------



See notes to consolidated financial statements

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Operations


                                                         Three Months Ended        Six Months Ended
                                                               June 30                  June 30
                                                        ---------------------    ---------------------
                                                          2000        1999         2000        1999
                                                        ---------   ---------    ---------   ---------
                                                                         (Unaudited)
Revenues                                                $ 399,718   $ 114,874    $ 781,618   $ 210,820
                                                        ---------   ---------    ---------   ---------

Operating expenses
    Selling, general and administrative
      expenses                                            300,530     161,019      625,982     354,386
    Research and development expenses                      69,224      34,209      108,245      85,054
                                                        ---------   ---------    ---------   ---------
              Total operating expenses                    369,754     195,228      734,227     439,440
                                                        ---------   ---------    ---------   ---------

    Income (loss) from operations                          29,964     (80,354)      47,391    (228,620)

Interest income                                            38,144       6,175       40,410      10,505
                                                        ---------   ---------    ---------   ---------
    Income (loss) before (provision for)
      benefit from income taxes                            68,108     (74,179)      87,801    (218,115)
(Provision for) benefit from income taxes                    --          --           --          --
                                                        ---------   ---------    ---------   ---------

    Net income (loss)                                   $  68,108   $ (74,179)   $  87,801   $(218,115)
                                                        ---------   ---------    ---------   ---------

Earnings (loss) per share of common stock
    Basic                                               $    .008   $   (.010)   $    .011   $   (.031)
                                                        ---------   ---------    ---------   ---------
    Diluted                                             $    .008                $    .011
                                                        ---------                ---------



See notes to consolidated financial statements

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Cash Flows


                                                                                           Six Months Ended
                                                                                                June 30
                                                                                       --------------------------
                                                                                          2000           1999
                                                                                       -----------    -----------
                                                                                              (Unaudited)
Operating activities
    Net income (loss)                                                                  $    87,801    $  (218,115)
    Adjustment to reconcile net income (loss) to net cash provided (used)
      by operating activities
       Depreciation and amortization                                                        17,196          8,825
       Common stock issued for goods and services                                             --          140,500
       Change in estimate of allowance for doubtful accounts                               (15,000)          --
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                              (32,266)        15,457
          Other receivables                                                                   --          (10,700)
          Advances to officers/stockholder                                                    --           (2,500)
          Prepaid and other                                                                (11,303)          --
          Accounts payable                                                                 (72,689)        26,891
          Accrued liabilities                                                              (22,492)      (228,004)
          Deferred revenue                                                                (147,099)       (16,232)
                                                                                       -----------    -----------
              Net cash (used) by operating activities                                     (195,852)      (283,878)
                                                                                       -----------    -----------

Investing activities
    Purchases of equipment and leasehold improvements                                      (25,088)       (65,342)
                                                                                       -----------    -----------
              Net cash by investing activities                                             (25,088)       (65,342)
                                                                                       -----------    -----------

Financing activities
    Payments on capital lease obligation                                                    (4,697)          --
    Proceeds from sale of stock (net of issuance costs $1,073,061
      and $387,023)                                                                      4,281,939      1,512,977
    Payments on 8% note payable to officer/stockholder                                        --          (54,753)
    Deferred offering costs                                                                   --          (65,000)
                                                                                       -----------    -----------
              Net cash provided by financing activities                                  4,277,242      1,393,224
                                                                                       -----------    -----------

Net increase in cash                                                                     4,056,302      1,044,004
Cash at beginning of period                                                                481,408         86,520
                                                                                       -----------    -----------

              Cash at end of period                                                    $ 4,537,710    $ 1,130,524
                                                                                       -----------    -----------

Supplemental disclosure information
    Cash paid for interest during the period                                           $       599    $      --
                                                                                       -----------    -----------
    Cash paid for income taxes during the period                                       $      --      $      --
                                                                                       -----------    -----------

Supplemental schedule of noncash investing and financing activities
    Shares issued for note receivable                                                  $      --      $     6,500
                                                                                       -----------    -----------
    Value of stock options issued for services relating to offering cost               $     6,250    $      --
                                                                                       -----------    -----------
    Deferred offering cost charged against additional paid-in capital                  $   238,599    $      --
                                                                                       -----------    -----------



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

Note 2 -  Change in estimate

          During the six months ended June 30, 2000, the Company reduced its estimate of the allowance for doubtful accounts by $15,000 due to improved collections. The effect of this change was to increase income for the six months ended June 30, 2000 by $15,000 ($.002 per share).

Note 3 -  Deferred revenue

          Deferred revenue consists of the following:

                                                          June 30,  December 31,
                                                            2000       1999
                                                          --------   --------
                                                         (Unaudited)

                     Deferred memberships                 $ 82,069   $ 98,668
                     Deferred royalties and licenses        44,727     25,227
                     Advance on contract                      --      150,000
                                                          --------   --------

                                                          $126,796   $273,895
                                                          --------   --------

Note 4 -  Issuance of common stock

          In May 2000, the Company issued 1,260,000 shares of its common stock in a public offering and received $4,819,500 of proceeds after deducting underwriter's discount but before deducting offering related expenses.

Note 5 -  Earnings (loss) per share of common stock

          The number of shares on which the basic earnings (loss) per share of common stock has been calculated is as follows:

                                                        Weighted Average
                          Periods                       Number of Shares
                ---------------------------             ----------------
                Shares
                ---------------------------
                Three Months ended June 30,
                        (Unaudited)


                            2000                           8,076,608

                            1999                           7,265,258


                 Six Months ended June 30,
                        (Unaudited)



                            2000                           7,711,712

                            1999                           7,067,224

          The diluted earnings (loss) per share of common stock for the three months and six months ended June 30, 2000 has been calculated using 8,181,109 and 7,816,213 weighted average number of shares, respectively. Diluted earnings (loss) per share of common stock has not been presented for the three months and six months ended June 30, 1999 since the effect of including the stock options and warrants outstanding would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed elsewhere in this report.

OVERVIEW

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

          Our goals are to be the leader in three-dimensional Internet environments and interactive communication and to position our software platform as a standard for the delivery of three-dimensional content over the Internet. In furtherance of these goals, we have chosen to offer our three-dimensional browser to users free of charge to promote the use of our software platform. We currently have a worldwide user base of over 1,000,000 users.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED WITH THREE MONTHS ENDED JUNE 30,
1999

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

          Revenue for the three months ended June 30, 2000 increased approximately 248%, to $400,000 from $115,000 for the three months ended June 30, 1999. Of this amount, $250,000 was related to revenue recognized for development work pursuant to our contract with Australian-based internet shopping mall developer, Advanced Shopping Centre Management Pty Limited. This increase also resulted from an increase in licensing of our uniservers and galaxervers, and an increase in recurring revenue from our citizen registration fees.

          Our selling, general and administrative expenses in the three months ended June 30, 2000 increased approximately 87% to $301,000 from $161,000 for the same period in 1999. This increase resulted principally from hiring additional staff and an increase in other expenses incurred in connection with our performing development services.

          Research and development expenses in the three months ended June 30, 2000 increased 24% to $69,000 from $34,000 for the same period in 1999. This increase reflects a general increase in our research and development efforts.

          As a result of the foregoing, we sustained net income of $68,000, or $0.008 per share (basic and diluted), for the three months ended June 30, 2000, as compared with a net loss of $74,000, or a loss of $0.010 per share (basic and diluted), for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

Revenue for the six months ended June 30, 2000 increased approximately 271%, to $782,000 from $211,000 for the three months ended June 30, 1999. Of this amount, $250,000 was related to revenue recognized for development work pursuant to our contract with Australian-based internet shopping mall developer, Advanced Shopping Centre Management Pty Limited. This increase also resulted from an increase in licensing of our uniservers and galaxervers, and an increase in recurring revenue from our citizen registration fees.

          Our selling, general and administrative expenses in the three months ended June 30, 2000 increased approximately 77% to $626,000 from $354,000 for the same period in 1999. This increase resulted principally from hiring additional staff and an increase in other expenses incurred in connection with our performing development services.

          Research and development expenses in the six months ended June 30, 2000 increased 24% to $108,000 from $85,000 for the same period in 1999. This increase reflects a general increase in our research and development efforts.

          We sustained net income of $88,000, or $0.011 per share (basic and diluted), for the six months ended June 30, 2000, as compared with a net loss of $218,000, or a loss of $0.031 per share (basic and diluted), for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2000, we had working capital of $4,439,000, which included cash of $4,538,000. The working capital reflected the remaining cash from our May public offering, from which we received aggregate net proceeds of approximately $4.8 million. We have no credit facility. Our cash balances represent substantially our only current asset. At June 30, 2000, our accounts receivable were $70,000. At June 30, 2000, our working capital was sufficient to meet our near cash requirements for the next twelve months.

          We have a net operating loss carry forward in the amount of $1,284,000 as of June 30, 2000, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

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

                                        ACTIVEWORLDS.COM, INC.



Date:   August 14, 2000                 By: /s/ J.P. McCormick
                                            ------------------------------------
                                            J. P. McCormick,
                                            Chief Financial Officer