Form 10QSB
period 2000-09-30
ACTIVEWORLDS COM INC
filed 2000-11-14
CIK 1089531

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2000

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

       Registrant's telephone number, including area code: (978) 499-0222.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

         As of September 30, 2000, there were outstanding 8,547,335 shares of Common Stock, par value $.001, of the registrant.

                             ACTIVEWORLDS.COM, INC.

                                   Form 10-QSB


                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2000
  (Unaudited) and December 31, 1999................................................................4

Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999 (Unaudited)....................................................5

Consolidated Statements of Cash Flows for the nine months ended September 30,
  2000 and 1999
  (Unaudited)......................................................................................6

Notes to Consolidated Financial Statements (Unaudited).............................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OPERATIONS.......................................................9

PART II - OTHER INFORMATION.......................................................................13

SIGNATURES........................................................................................14


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                             ACTIVEWORLDS.COM, INC.

                        Consolidated Financial Statements
                      for three months and nine months ended
                         September 30, 2000 (Unaudited)

                             ACTIVEWORLDS.COM, INC.

                           Consolidated Balance Sheet

                                                                             September 30,        December 31,
                                                                                 2000                1999
                                                                             -------------       -------------
                                                                              (Unaudited)
                                     Assets

Current assets
    Cash                                                                      $   4,101,789        $     481,408
    Accounts receivable, trade - net of allowance for doubtful accounts
      of $5,000 and $20,000                                                         203,125               22,519
    Prepaid expenses and deposits                                                    40,066               44,832
    Contract advance                                                                112,500                   -
    Advances to officer/stockholder/employees                                        13,990               12,491
                                                                              -------------        -------------
              Total current assets                                                4,471,470              561,250
                                                                              -------------        -------------

Property and equipment
    Leasehold improvements                                                           27,334               27,334
    Equipment and fixtures                                                          262,349              107,284
                                                                              -------------        -------------
                                                                                    289,683              134,618
    Less: accumulated depreciation                                                   68,717               35,475
                                                                              -------------        -------------
              Property and equipment, net                                           220,966               99,143
                                                                              -------------        -------------
Other assets
    Deferred offering costs                                                               -              238,599
                                                                              -------------        -------------
                                                                                          -              238,599
                                                                              -------------        -------------
              Total assets                                                    $   4,692,436        $     898,992
                                                                              -------------        -------------

                      Liabilities and Stockholders' Equity
Current liabilities
    Current portion - capital lease                                           $       9,626        $       9,537
    Accounts payable                                                                 96,436              163,821
    Accrued liabilities                                                              36,339               32,075
    Deferred revenue                                                                126,551              273,895
                                                                              -------------        -------------
              Total current liabilities                                             268,952              479,328

Capital lease, net of current portion                                                 4,690               11,890

Commitments and contingencies
                                                                              -------------        -------------
              Total liabilities                                                     273,642              491,218
                                                                              -------------        -------------

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares
      issued or outstanding                                                               -                    -
    Common stock, $.001 par value, 50,000,000 shares authorized,
      8,547,335 and 7,342,762 shares issued and outstanding, respectively             8,547                7,343
    Additional paid-in capital                                                    6,279,546            2,237,419
    Treasury stock                                                                  (83,115)                   -
    Note receivable for shares issued                                                (6,500)              (6,500)
    Accumulated deficit                                                          (1,779,684)          (1,830,488)
                                                                              --------------        -------------
              Total stockholders' equity                                          4,418,794              407,774
                                                                              --------------        -------------

              Total liabilities and stockholders' equity                      $   4,692,436        $     898,992
                                                                              =============        =============

See notes to consolidated financial statements

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Operations

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30                       September 30
                                                        ---------------------------------    -------------------------------
                                                             2000               1999              2000              1999
                                                        --------------     --------------    -------------     -------------
                                                                                     (Unaudited)
Revenues                                                 $     422,475      $     139,681    $   1,204,093     $     350,501
                                                         -------------      -------------    -------------     -------------

Operating expenses
    Selling, general and administrative expenses               438,525            441,348        1,064,507           795,734
    Research and development expenses                           79,531             39,945          187,776           124,999
                                                         -------------      -------------    -------------     -------------
              Total operating expenses                         518,056            481,293        1,252,283           920,733
                                                         -------------      -------------    -------------     -------------

    (Loss) from operations                                     (95,581)          (341,612)         (48,190)         (570,232)

Interest income                                                 58,580              9,170           98,990            19,675
                                                         -------------      -------------    -------------     -------------
    Income (loss) before (provision for) benefit
      from income taxes                                        (37,001)          (332,442)          50,800          (550,557)

(Provision for) benefit from income taxes                            -                  -                -                 -
                                                         -------------      -------------    -------------     -------------

    Net income (loss)                                    $     (37,001)     $    (332,442)   $      50,800     $    (550,557)
                                                         =============      =============    =============     =============

Earnings (loss) per share of common stock
    Basic                                                $       (.004)     $       (.045)   $        .006     $       (.077)
                                                         -------------      -------------    -------------     -------------
    Diluted                                                                                  $        .006
                                                         -------------                       -------------



See notes to consolidated financial statements

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Cash Flows

                                                                                                  Nine Months Ended
                                                                                                       June 30
                                                                                          -------------------------------
                                                                                               2000              1999
                                                                                          --------------    -------------
                                                                                                     (Unaudited)
Operating activities
    Net income (loss)                                                                      $      50,800    $    (550,557)
    Adjustment to reconcile net income (loss) to net cash (used) by operating activities
       Depreciation and amortization                                                              33,242           11,956
       Common stock issued for goods and services                                                      -          140,500
       Change in estimate of allowance for doubtful accounts                                     (15,000)               -
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                                   (165,605)          15,457
          Other receivables                                                                            -          (10,700)
          Advances to officer/stockholder                                                         (1,500)               -
          Prepaid and other                                                                        4,766                -
          Contract advance                                                                      (112,500)               -
          Accounts payable                                                                       (67,385)          25,817
          Accrued liabilities                                                                      4,264         (271,666)
          Deferred revenue                                                                      (147,344)         (16,232)
                                                                                           -------------    -------------
              Net cash (used) by operating activities                                           (416,262)        (655,425)
                                                                                           -------------    -------------

Investing activities
    Purchases of equipment and leasehold improvements                                           (155,070)         (65,342)
                                                                                           -------------    -------------
              Net cash (used) by investing activities                                           (155,070)         (65,342)
                                                                                           =============    =============

Financing activities
    Payments on capital lease obligation                                                          (7,111)               -
    Proceeds from sale of stock-net                                                            4,281,939        1,512,977
    Payments on 8% note payable to officer/stockholder                                                 -          (54,753)
    Purchase of Treasury stock                                                                   (83,115)               -
    Deferred offering costs                                                                            -         (180,000)
                                                                                           -------------    -------------
              Net cash provided by financing activities                                        4,191,713        1,278,224
                                                                                           =============    =============

Net increase in cash                                                                           3,620,381          557,457
Cash at beginning of period                                                                      481,408           86,520
                                                                                           -------------    -------------

              Cash at end of period                                                        $   4,101,789    $     643,977
                                                                                           =============    =============

Supplemental disclosure information
    Cash paid for interest during the period                                               $         695    $         547
                                                                                           =============    =============
    Cash paid for income taxes during the period                                           $           -    $           -
                                                                                           =============    =============

Supplemental schedule of noncash investing and financing activities
    Shares issued for note receivable                                                      $           -    $       6,500
                                                                                           =============    =============
    Value of stock options issued for services relating to offering cost                   $       6,250    $           -
                                                                                           =============    =============
    Deferred offering costs charged against additional paid-in capital                     $     238,599    $           -
                                                                                           =============    =============


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

Note 2 -      Change in estimate

              During the nine months ended September 30, 2000, the Company reduced its estimate of the allowance for doubtful accounts by $15,000 due to improved collections. The effect of this change was to increase income for the nine months ended September 30, 2000 by $15,000 ($.002 per share).

Note 3 -      Deferred revenue

              Deferred revenue consists of the following:

                                                                        September 30,      December 31,
                                                                            2000               1999
                                                                       -------------       -------------
                                                                        (Unaudited)
                             Deferred memberships                      $      75,825       $      98,668
                             Deferred royalties and licenses                  50,726              25,227
                             Advance on contract                                   -             150,000
                                                                       -------------       -------------

                                                                       $     126,551       $     273,895
                                                                       =============       =============

Note 4 -      Common stock

              In May 2000, the Company issued 1,260,000 shares of its common stock in a public offering and received $4,819,500 of proceeds after deducting underwriter's discount but before deducting offering related expenses.

Note 5 -      Earnings (loss) per share of common stock

              The number of shares on which the basic earnings (loss) per share of common stock has been calculated is as follows:

                                                            Weighted Average
                            Periods                         Number of Shares
                ---------------------------------         --------------------


                Three Months ended September 30,
                             (Unaudited)


                                2000                           8,593,725

                                1999                           7,343,712


                  Nine Months ended September 30,
                             (Unaudited)



                                2000                           7,608,544

                                1999                           7,161,114

              The diluted earnings per share of common stock for the nine months ended September 30, 2000 has been calculated using 7,996,937 weighted average number of shares. Diluted earnings (loss) per share of common stock has not been presented for the three months ended September 30, 2000 and 1999 and nine months ended September 30, 1999 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 6 -      Treasury stock

              In August, 2000 the Company announced a repurchase plan of up to 450,000 shares of common stock. Treasury stock is shown at a cost of $83,115, which represents 55,427 shares of common stock purchased during August and September 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         Our principal source of revenue to date has been from the license of our uniservers and galaxervers and from development projects for our customers. We also generate revenue from the annual $19.95 registration fee, which is paid by our users who become citizens, and from technical support services which we offer to our licensees. Revenue from advertising has been nominal. We recognize revenue from licenses when the license is granted. We recognize revenue from membership fees ratably over the periods the memberships are in effect.

         Revenue for the three months ended September 30, 2000 increased approximately 200%, to $422,000 from $140,000 for the three months ended September 30, 1999. Of this amount, $250,000 was related to revenue recognized for development work pursuant to our contract with Australian-based internet shopping mall developer, 3D Global (formerly known as Advanced Shopping Centre Management Pty Limited). This increase also resulted from an increase in licensing of our uniservers and galaxervers, and an increase in recurring revenue from our citizen registration fees.

         Our selling, general and administrative expenses in the three months ended September 30, 2000 decreased slightly approximately .5% to $439,000 from $441,000 for the same period in 1999. Between this period in 1999 and 2000, we hired additional staff and decreased other expenses incurred in connection with our performing development services.

         Research and development expenses in the three months ended June 30, 2000 increased 100% to $80,000 from $40,000 for the same period in 1999. This increase reflects a general increase in our research and development efforts.

         As a result of the foregoing, we sustained a net loss of $37,000, or $0.004 per share (basic and diluted), for the three months ended September 30, 2000, as compared with a net loss of $332,000, or a loss of $0.045 per share (basic and diluted), for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue for the nine months ended September 30, 2000 increased approximately 243%, to $1,204,000 from $351,000 for the nine months ended September 30, 1999. Of this amount, $500,000 was related to revenue recognized for development work pursuant to our contract with Australian-based internet shopping mall developer, Advanced Shopping Centre Management Pty Limited. This increase also resulted from an increase in licensing of our uniservers and galaxervers, and an increase in recurring revenue from our citizen registration fees.

         Our selling, general and administrative expenses in the nine months ended September 30, 2000 increased approximately 33.8% to $1,065,000 from $796,000 for the same period in 1999.

This increase resulted principally from hiring additional staff and an increase in other expenses incurred in connection with our performing site development services.

         Research and development expenses in the nine months ended September 30, 2000 increased 50.4% to $188,000 from $125,000 for the same period in 1999. This increase reflects a general increase in our research and development efforts.

         We achieved net income of $51,000, or $0.006 per share (basic and diluted), for the nine months ended September 30, 2000, as compared with a net loss of $551,000, or a loss of $0.077 per share (basic and diluted), for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had working capital of $4,203,000, which included cash of $4,102,000. The working capital reflected the remaining cash from our May public offering, from which we received aggregate net proceeds of approximately $4.8 million. We have no credit facility. Our cash balances represent substantially our only current asset. At September 30, 2000, our accounts receivable were $203,000. At September 30, 2000, our working capital was sufficient to meet our near cash requirements for the next twelve months.

         We have a net operating loss carry forward in the amount of $1,406,500 as of September 30, 2000, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

         To the extent that our marketing program is not successful and these expenses exceed our expectations and we are unable to generate cash flow from our operations, we may require additional funding during the next twelve months. We may not be able to obtain financing when we require it, and any financing may be offered on terms which are unacceptable to us and may result in substantial dilution to our stockholders. If we are unable to raise needed funds, we may have to reduce the scope or our marketing and development activities, which would have a material adverse effect upon our business and financial condition.

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

         In February 1998, the FASB issued Employers' Disclosures about Pension and Other Post Retirement Benefits (SFAS No. 132), which revises employers' disclosures about pension and other post-retirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 did not have an impact on our results of operations, financial position or cash flows, since we do not have any pension or post retirement benefit plans.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         On May 24, 2000, the board of directors of the Company approved the adoption of the Activeworlds.com, Inc. Restated 1999 Long-Term Incentive Plan, which increased the number of shares available for issuance pursuant to the plan from 666,667 to 1,666,667.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits.

10.1.2   Activeworlds.com, Inc. Restated 1999 Long Term Incentive Plan.

B. Reports on Form 8-K.

         None

C. Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ACTIVEWORLDS.COM, INC.



Date: November 13, 2000                     By: /s/ J.P. McCormick
                                               ----------------------------
                                               J. P. McCormick,
                                               Chief Financial Officer