Form 10KSB
period 2000-12-31
ACTIVEWORLDS COM INC
filed 2001-04-02
CIK 1089531

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

  [X]Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
     Act of 1934

                    For fiscal year ended December 31, 2000

  [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                       Commission file number 001-15819

                            ACTIVEWORLDS.COM, INC.
                (Name of Small Business Issuer In Its Charter)

              Delaware                                 13-3883101
   (State or Other Jurisdiction of          (IRS Employer Identification No.)
   Incorporation or Organization)

   95 Parker Street, Newburyport,                         01950
            Massachusetts                              (Zip Code)
   (Address of Principal Executive
              Offices)

                                 978-499-0222
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common stock, $.001 par value per      Boston Stock Exchange
share.                                 Nasdaq SmallCap Market


Unit, each consisting of one share     Boston Stock Exchange
of common stock and one series B       Nasdaq SmallCap Market
redeemable common stock purchase
warrant, exercisable for one share
of common stock


Series B redeemable common stock       Boston Stock Exchange
purchase warrant, exercisable for      Nasdaq SmallCap Market
one share of common stock.




Securities registered under Section 12(g) of the Exchange Act:

  None.

  Check whether the issuer: (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

    Yes [X]    No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

  The issuer's revenues for the fiscal year ended December 31, 2000 were $1,615,882.

  As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the issuer based upon the average of the closing bid and asked prices of such stock as reported on the Nasdaq SmallCap Market was $1,652,353.

  As of March 1, 2001, the issuer had 8,515,235 shares of common stock, $.001 par value, issued and outstanding.

  Documents incorporated by reference

    None.

  Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            ACTIVEWORLDS.COM, INC.
                             INDEX TO FORM 10-KSB

 Securities and Exchange Commission                                    Page No.
 Item Number and Description                                           --------
 ----------------------------------

                                    PART I

 Item 1.  Description of Business...................................       2
 Item 2.  Description of Property...................................      11
 Item 3.  Legal Proceedings.........................................      11
 Item 4.  Submission of Matters to a Vote of Security Holders.......      11

                                    PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters..      11
 Item 6.  Management's Discussion and Analysis of Financial
          Condition and
          Results of Operations.....................................      13
 Item 7.  Financial Statements......................................      20
 Item 8.  Changes in and Disagreements With Accountants on
          Accounting and
          Financial Disclosure......................................      20

                                   PART III

 Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act.......................................................      20
 Item 10. Executive Compensation....................................      22
 Item 11. Security Ownership of Certain Beneficial Owners and
          Management................................................      23
 Item 12. Certain Relationships and Related Transactions............      24
 Item 13. Exhibits, List and Reports on Form 8-K....................      25

Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this Annual Report on Form 10-KSB, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of the registrant's common stock indicated is based upon the average of the closing bid and asked prices of such stock as reported on the Nasdaq SmallCap Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's common stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                          FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-KSB are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933 that address, among other things, our expectations with respect to the development of our business and the market for three-dimensional technology for the Internet. Words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," or "intend" indicate forward-looking statements. We have made these statements based on currently available operating, financial and competitive information. However, actual results and future events may differ significantly from the results contemplated in the forward-looking statements because of a number of factors, including product and technology development, customer and market acceptance of our product, demand for our product, the impact of competitive products and pricing and other risks detailed in this Form 10-KSB and in our other Securities and Exchange Commission filings.

                                    PART I

Item 1. Description of Business

  About Activeworlds.com

  Activeworlds.com, Inc. ("Activeworlds" or the "Company" or "we") is a Delaware corporation which was incorporated on September 5, 1995 under the name Vanguard Enterprises, Inc. In January 1999, we acquired all of the issued and outstanding stock of Circle of Fire Studios, Inc., a Nevada corporation, in exchange for 5,433,211 shares of our common stock. We also effected a one-for-two reverse split of our common stock and sold 1,333,333 shares of our common stock in an offering pursuant to a private placement. Concurrently with these transactions, we changed our corporate name to Activeworlds.com, Inc. and we changed the name of our subsidiary from Circle of Fire Studios, Inc. to Activeworlds, Inc. Our sole business became the business of Circle of Fire Studios, which is described in this annual report on Form 10-KSB. The former business of Vanguard Enterprises, which was the marketing of hair care products on cable television, was discontinued in 1996.

  Our address is 95 Parker Street, Newburyport, Massachusetts 01950. Our telephone number is (978) 499-0222. Our Web site address is www.activeworlds.com. Information contained on our Web site is not a part of this annual report.

  Our Business

  Activeworlds.com, Inc. is a provider of Internet software products and services that enable the efficient development and delivery of three-dimensional content over the Internet and intranets. Our comprehensive software platform is comprised of three principal components: our proprietary three-dimensional world server software which we license under the names uniserver for larger applications and galaxerver for smaller applications, a three-dimensional browser and development authoring tools. Our Active Worlds technology allows us and other users to create objects and structures in three-dimensional virtual environments, which we call worlds.

  We host numerous worlds on our own uniserver which visitors to our Web site can access and explore in real time. Visitors to our Web site can enter and move about in our worlds and interact with others either for free as tourists or, upon payment of an annual membership fee, as members, which we call citizens. We also license our server software to permit licensees to create their own worlds within which they can control the content and access, either on our uniserver or on their own uniserver or galaxerver. For example, a university licensee could restrict access to its world to its students. We also create content for worlds based on customer specifications. In addition, we act as an application service provider and permit users to license our technology for integration into their web applications, which may be hosted on our server. We also offer licensees of our world server technical services to assist them in the development of their worlds or to develop their worlds for them.

  We currently derive our revenue primarily from three sources:

    . Licenses for our world server software, which include the right to use our technology either on our server or on a separate server which is licensed to the client for use at its facilities

    .  Membership fees, which are paid by users who become citizens

    .  Three dimensional content production for our licensees

  We generally grant our world server licensees a non-exclusive right to use our uniserver software (which can support a large number of worlds) or our galaxerver software (which supports only one world). One-time uniserver and galaxerver software license fees range from $1,995 to $150,000 depending on the size of the server and include the right to receive any upgrades for a one-year period. We generally have no obligation to maintain support for the software under the licensing agreement. The fee to purchase a world on our uniserver ranges between $92 and $519 with a majority of world sales being between $92-$119. The fee allows the user access to and an exclusive right to create permanent objects or structures within the world for one year. The fee is significantly reduced for annual renewals of worlds. We do not constantly monitor the content of worlds created by our licensees, but we do have access to all worlds which reside on our uniserver and monitor the worlds from time to time. As of December 31, 2000, there were approximately 1,000 worlds supported by our uniserver, of which 10 worlds are our worlds and the remaining worlds were created by our users or licensees. Approximately 750 of these worlds are running at any one time.

  Users who want to become citizens of our Active Worlds worlds through our Web site pay an annual membership fee of $19.95. Membership fees represented approximately 11.9% of revenues in 2000.

  Development fees are negotiated individually with each licensee who contracts with us for custom content development and production.

  The Market for Three-Dimensional Technology

  We believe the three-dimensional multi-user Internet market is a growing market which is a natural evolution of the development of Internet communities as well as distance learning and collaboration environments. We believe that the next stages of Internet development will expand the Internet beyond the typical two-dimensional environment in which users can move only along horizontal and vertical axes (up, down, left and right) into a three-dimensional environment in which users can move forward and backward and interact with other users in an on-line virtual environment.

  We believe that three-dimensional technology has a wide variety of applications, including the following:

    . The entertainment industry, which can use three-dimensional technology to offer virtual settings that allow the user to interact with both the environment and other visitors. We have created virtual worlds for the feature films Godzilla and The 13th Floor. For The 13th Floor, we created a virtual world that was used to launch a virtual premiere of the movie which was attended by the virtual renditions of stars of the movie and other well-known actors.

    . The education industry, which can use three-dimensional technology as part of course material. Cornell University uses our technology for the development of a virtual science center. We are dedicating a uniserver to worlds which are to be developed for schools and universities.

    . Distance learning, which can use our technology for training purposes. We are creating for Siemens Electromedical Systems Group a world to provide on-line training for medical personnel.

    . E-commerce, where our technology can be used to develop and implement an electronic storefront in which visitors can interact and move about in a manner similar to a retail store.

    . Three-dimensional communities, such as our AlphaWorld, the most popular world served by our uniserver. We have developed these communities, in which citizens and tourists can build structures, move about and communicate with each other. The presence of any visitor is shown by his or her physical representation known as an avatar.

    . Chat rooms, such as the chat room we developed for Juno Online Services Inc., in which thousands of users can interact and chat with each in the same shared virtual space. The chat rooms can be part of a three-dimensional community or can be in separate worlds dedicated solely to chat. In addition to the text messages common to two-dimensional chat room, the three-dimensional capability permits visitors to see, move around, and interact with another visitor through their avatars. The three-dimensional capabilities include the ability of a citizen to develop an avatar with his or her picture.

  The Active Worlds Worlds

  A world is a defined segment of our virtual environment. On our uniserver, we maintain our own worlds as well as worlds that are developed by our licensees or by us pursuant to agreements with our licensees. The licensee may restrict access to its world. Visitors can obtain access to our worlds by visiting our Web site, www.activeworlds.com, downloading our browser at no charge, and using the browser to visit one or more worlds that are maintained on our uniserver and which are not owned by licensees which restrict access. Our licensees may develop their worlds which are independent of our uniserver.

  Once in one of our worlds, users can create virtual three-dimensional structures, such as buildings, using our library of more than 3,000 computer objects and textures. The design and texture of each world reflects the theme of that world. The theme of a world is reflected in the particular type of building objects that visitors can use to create structures. Thus, for example, our Mars and Atlantis worlds have themes and building materials that are consistent with our vision of a world on Mars and an undersea world. Similarly, the user's avatar, which is the user's physical representation in the world, may vary from world to world.

  Any person who downloads our browser can visit our worlds and the worlds of those of our licensees that permit access. A visitor may be a citizen, who registers with us and pays an annual fee, which is presently $19.95, or a tourist, who does not make any payment. We currently have over 40,000 citizens. Any user can create a three-dimensional structure in our worlds, however, the structures created by citizens are permanent while the structures created by tourists can be changed or replaced by other users. While we have the ability and right to take down a structure created by a citizen who lets his or her citizenship lapse, it has not been our practice to do so. If a tourist constructs a structure in one of our worlds, a citizen can claim the space on which the tourist's structure is situated and construct his or her own structures. Our uniserver identifies those structures that are constructed by citizens and those that are constructed by tourists. All users can add picture, sound, music and information to their virtual structures through direct links to anywhere on the Internet.

  We operate one uniserver, through which more than 1.5 million users have downloaded and successfully installed our browser and entered into our virtual worlds. This uniserver receives more than 1,000,000 hits per day, with each hit representing an incidence of access to one of our 10 company created worlds such as downloading of building objects. Our primary method of delivering our browser (version 2.2 and version 3.1) is through the Internet.

  When a user visits any of our worlds, his or her presence is immediately indicated by his or her avatar and the user is greeted by his or her screen name. Citizens can create avatars from a range of formats, while the avatar of a tourist is limited to two forms which identify the visitor as a tourist. The avatar's position is shown on the world which the user is visiting. Other users in the same section of the world can see and converse with any user who is in the area at the same time. At present, communication is made through text messages which appear on each visitor's screen. Our server identifies, by screen name, each person within the area of vision. The avatars can be viewed from different angles and positions, including a view from above or from the eyes of user's avatar.

  Our worlds are under constant development by both citizens and tourists. By creating an object on an empty piece of land, a visitor can stake a claim to cyberspace. Our library of thousands of building objects contains the necessary materials for constructing a home, store, convention center, car, maze or any other kind of building or structure. Citizens, but not tourists, can customize their buildings with signs of all shapes and sizes. As of December 31, 2000, visitors had placed more than 78 million virtual objects and structures in AlphaWorld, our most popular world, and they have created virtual towns and cities, complete with traffic signs, community artwork and parkland, in which visitors (through their avatars) can stroll, explore and interact with other users. In one of these structures, users have created a portrait gallery in which citizens have placed pictures of themselves and others.

  Citizens also have the ability to construct a transport, which, when touched, moves a visitor to another destination in the same world, a different world or another location on the Internet. We call the ability to transport users in this manner teleporting.

  Our worlds can have a commercial or non-commercial theme and can be based on specific themes or commercial applications, which are selected either by us or by our licensees. In addition to AlphaWorld, these other worlds include:

    . Theme worlds, with themes such as underwater themes or space themes, in which users can construct structures appropriate to those environments.

    .  @mart, which is a virtual shopping mall.

    . Movie and entertainment worlds, such as The 13th Floor and Godzilla, which we created for Centropolis Studios, a division of Columbia pictures. These worlds reproduce selected aspects of the movies.

    . Educational worlds, such as Cornell University's virtual science center.

    . Business worlds, such as Siemens medical training world. We are creating this world for Siemens to provide interactive on-line training to medical personnel.

    . Game worlds, such as awbingo, which we developed to use artificial intelligence capabilities for games such as bingo.

    . Chat worlds, such as the three-dimensional chat world we developed for Juno Online Services Inc.

  Our Objective

  Our goals are to be the leader in three-dimensional Internet environments and interactive communication and to position our software platform as a standard for the delivery of three-dimensional content over the Internet. In furtherance of these goals, we have chosen to offer our three-dimensional browser to users free of charge to promote the use of our software platform. More than 1.5 million users have downloaded and installed our browser and used it to access the Active Worlds worlds.

  Our objective is to be the industry leader in three-dimensional Internet technology platforms by:

    . Enhancing and further developing the Active Worlds software and technology.

    . Providing services to three-dimensional Internet virtual environments.

    . Licensing our technology to businesses who may want to develop one or more unique worlds as part of their e-commerce strategy, which may be used either for their internal use or for visits by the general public.

    . Affording advertisers the ability to offer three-dimensional Internet interactive advertising.

    . Developing three-dimensional e-commerce solutions for businesses seeking to sell goods and services throughout the Internet.

    . Offering users a community in which they can create virtual structures, move about and communicate with other users.

  Our Strategy

  We believe that by continually enhancing our technology, developing and promoting new applications for the three-dimensional Internet market and partnering with and developing content for high-traffic Web sites, we will be able to achieve our goals. We believe that three-dimensional Internet applications provide enhanced richness that will be of interest to users developing Internet-based distance learning, training, entertainment, e-commerce, leisure time and chat applications and other on-line activities. As three-dimensional Internet technology becomes more accepted, we believe that a market will develop for our technology in these areas.

  We intend to seek to meet our objective by:

  Licensing our technology to businesses

  As three-dimensional Internet technology becomes more accepted, we intend to market licenses to our uniserver and galaxerver software and our technical services to businesses. In order to achieve this goal, we intend to expand substantially our marketing effort directed at these businesses. As part of this marketing effort, we will seek to develop strategic relationships with businesses to develop commercial applications aimed at specific market segments.

  These relationships could take a number of forms and may involve the grant of an exclusive or semi-exclusive license for a specific market or application. These relationships may also involve a revenue-sharing arrangement and may provide us with additional development revenue.

  As part of this strategy, we have expanded our educational programs to include a new uniserver dedicated to education. We are designing this universe, which we call Education Universe, to enable schools, universities and non-profit educational groups to explore the potential of learning through three-dimensional worlds based on our technology. We intend to expose potential business licensees and individuals who have an ability to promote the use of our technology, such as course instructors, in this manner.

  Expanding our user base

  We intend to expand our user base by creating awareness of the Activeworlds.com name and products by promoting our Web site and technology through strategic partnerships and other traditional public relations channels. As part of this effort, we intend to create additional worlds and provide more content on the Web site. We believe that in order to generate revenue from citizenships in our worlds and licensing of our technology, we must increase the number of users who visit our Web site and choose to become citizens or create worlds of their own. More than 1.5 million users have downloaded and used our browser to access our worlds. We do not believe that this number is sufficiently large to sustain our growth. Accordingly, we believe that increasing our user base is critical to our ability to generate revenue from citizenships in our worlds, licensing of our technology and developing content for others.

  Marketing our Technology for e-commerce and advertising

  We intend to make our worlds attractive locations for both advertising and e-commerce. We are developing a virtual mall for 3DGlobal where store owners can have their own virtual stores. We will receive 1% of gross sales generated from this virtual mall as payment for the administration and operation of the virtual mall on our servers. The mall will also contain space for companies to place paid advertisement.

  We believe that we can make our worlds more attractive for e-commerce and advertising applications by:

    . Increasing our user base to show sufficient interest in our worlds.

    . Demonstrating the benefits which three-dimensional technology can offer both advertisers and businesses, both in terms of visual effects and technological features.

    . Implementing an extensive public relations effort with various news agencies.

  Our Technology

  The key element to our three-dimensional environment is our proprietary uniserver software which stores subscriber information, permits world servers to operate and enables:

    . the creation of three-dimensional worlds;

    . the communication of physical characteristics of three-dimensional objects in each world, so that a visitor to any world served by the uniserver can see the structures in the world, move about in the world and create new structures;

    . the ability to locate structures and other users throughout the world,

    . the transmission of messages among users to the world, and

    . the transfer of information and files between any place on the Internet and a specific location on a world.

  The uniserver can operate on Unix, Linux or Windows 95, 98, NT, 2000 and Millennium platforms. Our galaxerver is similar to the uniserver except that unlike the uniserver, which supports a large number of worlds, the galaxerver only supports one world.

  We developed our proprietary three-dimensional browser, Active Worlds Browser (version 2.2 and version 3.1), which can be downloaded without charge. Users cannot access our three-dimensional environment without the browser. The browser software is based on a Windows platform and allows users to:

    . experience shared multi-user, multimedia and three-dimensional environments in any of the worlds which are publicly accessible in our universe.

    . develop and build virtual structures in our worlds.

    . access and display picture, sound or music files from anywhere on the Internet.

    . converse with other users by text-based chat, which can be directed to everyone who is currently visiting the world or conducted through private conversations through messaging to a specific user.

    . interface and integrate with two-dimensional Internet browsers, by permitting the three-dimensional window for Active Worlds to run side by side with a two-dimensional web page, which enables users to use all Internet-based technologies, including ActiveX and Java.

    . move between worlds in our universe and Web sites outside our universe.

    . automatically update our software.

    . register for citizen status.

  Our platform offers true color graphics, with 16 million colors, frame rates which could be in the range of ten to thirty frames a second and 16 bit sound which supports MP3, Wav and Midi files. Using the browser, a visitor can see and interact with other visitors and the virtual environment. Our platform can accommodate thousands of simultaneous users.

  Using our software, servers and authoring tools, users can communicate, play games, conduct business and otherwise interact "face-to-face" in our shared three-dimensional worlds on the Internet.

  Marketing and Sales

  Since Active Worlds is an Internet-based platform, the potential market for our products is global. Our present marketing efforts are directed at:

    . Businesses and educational institutions, to which we are seeking to license our technology and assist them to develop three-dimensional applications to meet their specific needs.

    . Users, who we are trying to attract to our Web site by providing interesting content and access to our technology.

    . Advertisers, to whom we are trying to demonstrate a user base which meets their demographic requirements.

    . Educational and non-profit institutions through our Education
      Universe.

  In seeking to address the needs of businesses and educational institutions, we license our uniserver and galaxerver technology to others to allow our licensees to establish their own three-dimensional universe, which can be either on our uniserver or independent of our uniserver.

  We have licensed our software products to such well-known companies as Boeing, Centropolis Studios (a division of Columbia Pictures), Siemens Electromedical Group, Kodak, Philips Multimedia, United States Government agencies (including NASA) and the Canadian Ministry of Education. Additionally, Cornell University, The University of Santa Cruz, The University of London, and Nagoya University (Japan) are using our software. Our software has received reviews, awards and coverage from numerous sources, including Bloomberg TV, CNET, Der Spiegel magazine, Industry Standard magazine, Softseek, Tucows, Yahoo Internet Life magazine, ZDNet, PC Magazine, PC Games, Computer Graphics World and The New York Times.

  The Tech Museum in San Jose, California continues to maintain its Internet Cafe project (started in 1998) focusing on the Active Worlds platform. The museum dedicated a whole section comprised of twelve computers to showcase Active Worlds as a computer technology advance.

  In October 1999, we entered into an agreement with 3DGlobal (formerly Advanced Shopping Centre Management Pty. Limited), an Australian company, pursuant to which we agreed to develop for it a virtual mall prototype which is suitable for applications for property developers, managers of retail shopping malls and retail merchants. The agreement contemplates the development of enhancements to our present software products and the grant to 3DGlobal of a four-year exclusive license to these enhancements. For developing the enhancements we will receive fees of between $1.0 million and $1.5 million, payable in installments, based on a delivery schedule and acceptance testing. In 2000, we received $225,000 in payments under this agreement.

  We distribute a monthly newsletter, which we deliver by e-mail. This newsletter describes developments in our program.

  We presently rely on third party marketing and advertising agencies to market our Web site and our other services both domestically and internationally. We use third parties to market our software and related products in the United Kingdom, Scandinavia, Spain, Germany, France, Korea, Brazil, Taiwan, Russia and China. Our international distributors have developed foreign language versions of our browser and have performed limited marketing activities. Our revenue from software sold through these distributors has not been significant.

  We have a content development agreement with Juno Online Services Inc. for the creation of a three-dimensional chat room. We are also currently developing content for Siemens Electromedical Group for the training of medical personnel.

  Our universe of worlds also includes @mart, a virtual shopping mall. (@mart is not related to the virtual shopping mall that we are in the process of developing for 3DGlobal.) To date, @mart has not generated significant revenues or traffic.

  Competition

  All aspects of the Internet market are relatively new, continually evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are low, and current and new competitors can easily launch new Web sites at a relatively low cost using commercially-available software. Our present competitors include nationally-known companies that have expertise in computer and Internet technology, and a number of other small companies, including those that serve specialty markets. Other major companies have the financial and technical ability to compete aggressively in the market for three-dimensional software products on the Internet. Many, if not all, of these companies have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we have. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition, and we can give no assurance that we will be able to compete successfully against current and future competitors.

  In addition, other major software developers have the capability both to develop three-dimensional software products, to market their products through strong distribution channels and to package their software with other popular products. To the extent that a significant market develops for three-dimensional software, we anticipate that major software, computer and Internet companies will develop competitive products. All of these companies are better known than we are, and they have significantly greater resources. In addition, competitive products may be under development by major software, computer and Internet companies of which we are unaware.

  We believe that the market for three-dimensional interactive Internet technologies is growing due to an increasing demand for interpersonal interaction among Internet users, along with an exploding interest in Internet-based applications generally. We also believe that the three-dimensional aspects of our environment is a departure from most Internet applications, which are two-dimensional and is a more aesthetically pleasing manner of using the Internet. We believe that Active Worlds' robust architecture, ease of use, speed, reliability and scalability have attracted and will continue to attract users worldwide.

  Companies which are developing three-dimensional Internet technology include Microsoft, Blaxxun (formerly Black Sun Interactive), Macromedia, Inc., Worlds, Inc. and Adobe Systems Inc.

  Since the three-dimensional market is an emerging market, it is possible that business may standardize on a technology which is not compatible with our technology, and major software and hardware companies may have the market power to impose on the marketplace an incompatible technology, and we may not have access to that technology. If we cannot offer products that meet this standard, whether imposed by a government agency or resulting from commercial preferences, our business will suffer.

  We believe that, at present, we have a competitive advantage over our competition in four fundamental areas:

    . We use World Wide Web standards for the three-dimensional components that make up our technology, and our technology permits the integration of standard Internet protocols.

    . We believe that our browser has smarter architecture and a more robust engine than our competitors. The software is only a 1 megabyte download and upgrades itself automatically upon entrance into the environment, making the download and upgrade process efficient and easy.

    . Users can integrate a two-dimensional browser within our browser to provide a simultaneous two-dimensional and three-dimensional Internet experience.

    . Each environment is unique and multimedia enriched, offering the user an almost unlimited combination of audio, video and graphical content options.

  Significant Customers

  During each of 2000, 1999 and 1998, only one client accounted for 5% or more of our revenue. In 2000, revenue from 3DGlobal for virtual mall development amounted to $809,000 for the development and construction for them of a virtual shopping mall which amounted to approximately 50.0% of our revenue for that year. During 1999, our largest customer was Fandom, Inc.com, which contracted with us for the development and construction of several worlds for them which resulted in revenues of $60,000 or approximately 10% of our revenue for that year. During 1998, our largest customer was The Tech Museum in San Jose, which purchased a special browser for $48,000, or 8.3% of revenue.

  Intellectual Property

  All of our software was either developed by us or acquired from a third party. We do not have any patents on any of our software. We have obtained copyright registration for a version of our source code. We are developing and upgrading our software on an ongoing basis and we do not have registered copyrights for the most recent versions of our software. We rely upon confidentiality agreements signed by our employees.

  We have registered Active Worlds and our AW design as trademarks and service marks under applicable federal trademark law. We have also applied to the United States Patent and Trademark Office for registration as a trademark and service mark of Activeworlds. It is our policy to vigorously oppose any infringement of our marks. See "Legal Proceedings".

  Government Regulations

  We believe that no government approval is necessary for our principal products or services and that there are no government regulations which currently have a material effect on our operations. As Internet commerce evolves, we expect that federal and state agencies may adopt legislation and regulations covering issues such as user privacy, pricing, defamation, taxation, content and quality of products and services and courts may interpret existing laws and regulations in a manner which affects the Internet and e-commerce. Although many of these regulations may not apply to our business directly, we expect the future legislation and regulation could expose companies involved in e-commerce and the sale of advertising over the Internet to liability which could limit the growth of Internet commerce generally. We could face exposure to liability resulting from allegations of defamation, breach of privacy or inappropriate usage of e-mail by visitors to our Web site. In addition, regulations which increase the cost of Internet access may have an effect on the use of the Internet.

  Research and Development

  We spent approximately $354,000 on research and development in 2000, and approximately $381,000 and $190,000 in 1999 and 1998, respectively. The balance of our research and development expenditures has been used to develop and enhance our technology. All of our research and development has been sponsored and paid for by us and was expensed as incurred.

  Employees

  As of March 1, 2001, we had 15 full-time employees who were engaged as follows: 2 in management, 5 in programming and content development; 3 in sales and marketing; 1 in customer service; 2 in technical support; and 2 in administration. In addition, we have engaged 3 full-time and 3 part-time independent contractors to assist us in programming and content development, customer service and sales and marketing.

  Future Acquisition Strategies

  We may acquire other companies either for cash, notes, equity or combination. In addition, we may enter into joint ventures or other relationships, including joint marketing agreements, which we believe would further our growth. Although we anticipate that any acquisitions will be related to three-dimensional Internet technology, we may acquire companies in unrelated businesses. We may not generate net income from any future acquisition or agreement. We have not identified any particular business that we may acquire in the future, and we may not be able to make any acquisitions.

  Prior Business of Vanguard Enterprises, Inc.

  We were incorporated and conducted our initial public offering under the name Vanguard Enterprises, Inc. Vanguard Enterprises was incorporated on September 5, 1995. Vanguard Enterprises was formed for the purpose of marketing a patented hair care product produced by a hair products company, 21st Century Hair Design, Inc. Vanguard Enterprises entered into one contract with 21st Century Hair Design. Based upon this contract, Vanguard Enterprises raised capital and used the funds to purchase cable TV airtime to broadcast infomercials featuring the product. Vanguard discontinued all business activities in 1996. From that time until January 1999, Vanguard Enterprises was not engaged in any business activities and had no material assets.

Item 2. Description of Property

  We lease approximately 4,500 square feet of office space at 95 Parker Street, Newburyport, Massachusetts 01950, pursuant to a lease which expires on February 28, 2002. Our present monthly rent is $2,625, which is subject to standard escalation provisions. Our office facilities are adequate for our meet our current needs, and we believe that, if additional space is required, we will be able to obtain it on reasonable terms.

Item 3. Legal Proceedings

  World Intellectual Property Organization Filing. On February 15, 2001 we filed a Complaint with the World Intellectual Property Organization ("WIPO") regarding a domain name dispute with Carnatic Trade Links Pvt. Ltd (the "Respondent"). The dispute centers upon the domain name "activeworld.com," which the Respondent has registered. The basis for the Complaint is that the Respondent's domain name is identical or confusingly similar to our trademarks and service marks, that the Respondent has no rights or legitimate interest in the domain name, and the that domain name was registered and is being used in bad faith by the Respondent.

  Upon review, the WIPO may transfer the disputed domain name to us, order that the disputed domain name not be used by either party, or allow the Respondent to continue using the disputed domain name. If an unfavorable outcome is received by either party, an action in a court of competent jurisdiction can be commenced. We plan to vigorously challenge the use of the domain name "activeworld.com" by the Respondent.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  Common Stock

  Our common stock has been traded on the Nasdaq SmallCap Market ("Nasdaq") and on the Boston Stock Exchange since May 2, 2000 under the symbol "AWLD." From January 22, 1999 to May 1, 2000, our common stock was traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol AWDDE. From January 13, 1996 until January 21, 1999, our common stock was included in the OTCBB under the symbol VANG. During that period, our business was the same as the business of Vanguard Enterprises. The National Quotation Bureau, Inc. advised us that there was no trading in the common stock during the period from January 1, 1997 until January 14, 1999. The following table sets forth the high and low closing prices on the Nasdaq SmallCap Market and the OTCBB, as applicable, for the periods indicated.

                                                              Common Stock
                                                              ---------------
     Period                                                    High      Low
     ------                                                   ------    -----
     First Quarter (January 15-January 21)................... $ 6.00    $0.75
     First Quarter (from January 22)......................... $13.875   $6.00
     Second Quarter.......................................... $12.5625  $6.9375
     Third Quarter........................................... $ 8.71875 $4.6875
     Fourth Quarter.......................................... $ 6.375   $6.00
     First Quarter........................................... $ 6.375   $4.875
     Second Quarter.......................................... $ 4.50    $1.875
     Third Quarter........................................... $ 1.875   $1.125
     Fourth Quarter.......................................... $ 1.4375  $ .50

  On March 1, 2001, the prices of the common stock as reported by the Pink Sheets were $.50 closing bid and $.6875 closing ask. On such date there were approximately 61 holders of record of our common stock. The number of stockholders of record does not take into account stockholders for whom shares are being held in the name of brokerage firms or clearing agencies.

  Dividends

  We are unlikely to pay dividends on our common stock in the foreseeable future. We have not paid any dividends on our common stock since our inception and we do not anticipate paying any dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

  Recent Sales of Unregistered Securities

  Set forth below in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by the Company during the year ended December 31, 2000. Also included is the consideration, if any, received by the Company for such shares and options and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

  (1) From January, 2000 to December, 2000, the Company pursuant to its 1999 Stock Incentive Plan, issued options to purchase 177,000 shares of common stock to its key employees, with exercise prices ranging from $1.1875 to $1.3125 per share. These issuances were made in reliance on
      Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

  (2) In December, 2000 the Company issued an option to purchase an aggregate of 120,000 shares of common stock to Alvin M. Silver, a director of the Company. The exercise price for the option is $1.00 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate this investment, and who represented to the Company that the shares were being acquired for investment.

  (3) In May, 2000 the Company issued an option to purchase an aggregate of 46,000 shares of common stock to Alexander M. Adelson, a director of the Company. The exercise price for the option is $3.125 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate this investment, and who represented to the Company that the shares were being acquired for investment.

  (4) In August, 2000 the Company issued a warrant to purchase an aggregate of 300,000 shares of common stock to Baytree Capital Associates LLC, a consultant of the Company, for management consulting services. The exercise price for the warrant is $1.1875 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate this investment, and who represented to the Company that the shares were being acquired for investment.

  (5) In September, 2000 the Company issued a warrant to purchase an aggregate of 25,000 shares of common stock to Rubinstein Investor Relations, Inc., a consultant of the Company, for public relations services. The exercise price for the warrant is $1.40 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate this investment, and who represented to the Company that the shares were being acquired for investment.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain forward-looking statements with respect to us and our operations that are subject to certain risks and factors which could cause our future actual results of operations and future financial condition to differ materially from that described herein. The amount of revenue recognized during the periods discussed below is not necessarily indicative of revenues to be recognized in future periods. These risk factors include, but are not limited to, our potential inability to realize the business plan, the intensity of competition from other companies which focus on enabling innovations for the Internet and business-to-business e-commerce, the status of our liquidity in future fiscal periods, factors that affect the Internet technology and on-line commerce industries such as network performance, reliability, speed of access, ease of use and bandwidth availability, and factors that generally affect Internet commerce, such as economic, political, regulatory, technological, and public taste environments, as well as the factors discussed below in "Risk Factors that May Affect our Results of Operations and Financial Condition."

  You should read the following discussion of our operating results in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

  Results of Operations

  Fiscal Year 2000 Compared with Fiscal Year 1999

  Our principal source of revenue to date has been from the license of our uniservers and galaxervers and from the development of worlds for our customers. We also generate revenue from the annual $19.95 registration fee, which is paid by our users who become citizens, and from technical support services which we offer to our licensees. Revenue from advertising has been nominal. We recognize revenue from licenses at such time as when the license has been granted and we have performed all of our obligations under the license agreement. We recognize revenue from membership fees ratably over the periods in which the memberships are in effect.

  Revenue for the year ended December 31, 2000 increased approximately 170%, to $1,616,000 from $599,000 in the year ended December 31, 1999. This increase resulted from an increase in licensing of our uniservers and galaxervers and content development. Fees for content development included payments from 3DGlobal for development of its virtual shopping mall. We have not experienced a significant increase in user fees.

  Our selling, general and administrative expenses in the year ended December 31, 2000 increased approximately 18% to $1,519,000 from $1,288,000 in 1999.
  This increase resulted principally from expenses resulting from our status as a public company and payroll expenses. Our selling, general and administrative expenses for 2000 also included approximately $19,750 from the issuance of options and warrants as compensation for services.

  Research and development expenses in the year ended December 31, 2000 decreased 7% to $354,000 from $381,000 in 1999. This decrease reflected a nominal reduction in the level of research and development conducted during the fiscal year.

  Interest income of $153,000 in 2000 resulted from the investment of proceeds of our May 2000 public offering. These amounts are invested in money market funds. We have a net operating loss carry forward in the amount of $1,888,000 as of December 31, 2000, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

  As a result of the foregoing, we sustained a net loss of $105,000, or $.013 per share (basic and diluted), for the year ended December 31, 2000, as compared with a net loss of $1,046,000, or $.145 per share (basic and diluted), for 1999.

  Fiscal Year 1999 Compared with Fiscal Year 1998

  Year ended December 31, 1999 and 1998

  Revenue for the year ended December 31, 1999 increased approximately 4%, to $599,000 from $576,000 in the year ended December 31, 1998. This increase resulted from an increase in licensing of our uniservers and galaxervers.

  Our selling, general and administrative expenses in the year ended December 31, 1999 increased approximately 182% to $1,288,000 from $456,000 in 1998.
  This increase resulted principally from approximately $550,000 of professional fees, consisting primarily of investor and public relations expenses and legal and accounting expenses we incurred in connection with the Circle of Fire Acquisition, as well as additional expenses resulting from our status as a public company. Our selling, general and administrative expenses for 1999 also included approximately $202,000 from the issuance of options and warrants as compensation for services. The increase in selling, general and administrative expenses also reflected an increase in executive compensation and increased payroll expenses generally as we increased our staff. Prior to 1999, we did not pay any compensation to Mr. J.P. McCormick, our chairman and chief financial officer, or Mr. Richard F. Noll, our president and chief executive officer. However, we accrued compensation to each of them at the annual rate of $50,000 in 1998. Since we had no obligation to pay this compensation, the amount of the compensation is treated as an increase to additional paid-in capital. Since January 1, 1999, we paid each of Messrs. McCormick and Noll a salary at the annual rate of $140,000.

  Research and development expenses in the year ended December 31, 1999 increased 101% to $381,000 from $190,000 in 1998. This increase reflected an expansion of our research and development activities to enhance our technology and the development effort relating to our new browser, which we introduced in the spring of 1999.

  Interest income of $24,000 in 1999 resulted from the investment of proceeds of our January 1999 private placement. We have a net operating loss carry forward in the amount of $1,071,000 as of December 31, 1999, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

  As a result of the foregoing, we sustained a net loss of $1,046,000, or $.145 per share (basic and diluted), for the year ended December 31, 1999, as compared with a net income of $40,000, or $.007 per share (basic and diluted), for 1998.

  During 1997, we entered into an agreement with two former employee-stockholders settling claims asserted by those individuals against us. Pursuant to the settlement agreement, we agreed to pay the claimants $500,000, of which $385,000 was outstanding at December 31, 1998. The $500,000 settlement was expensed in 1997. The settlement involved a repurchase of shares of the two employee-stockholders and our grant to them of a security interest in certain of our technology. In 1998, we brought an action in the United States District Court for the District of Massachusetts seeking a declaratory judgment concerning the scope of the security interest, and the two employee-stockholders filed counterclaims. In one of these counterclaims, they alleged that we had committed securities fraud due to our failure to disclose an existing security interest in the technology when we repurchased their shares as part of the 1997 settlement. In settlement of the litigation, the two former employee-stockholders accepted a reduction in the amount due to them and all claims between the parties were dismissed with prejudice. The reduction in the payments due by us in 1998 is reflected as an extraordinary gain from the extinguishment of debt relating the prior litigation settlement.

  As a result of the $110,000 extraordinary gain resulting from the extinguishment of debt related to the 1998 litigation settlement, our net income for 1998 was $40,000, or $.007 per share (basic and diluted).

  Financial Condition

  At December 31, 2000, we had working capital of $3,991,000, which included cash of $3,492,000. The working capital reflected the remaining cash from the May 2000 public offering, from which we received aggregate net proceeds of approximately $4.8 million. We used the balance of the net proceeds from the public offering for marketing, research and development and working capital. We have no credit facilities, and our revenues and the public offering have been our source of funds for operations. During the year ended December 31, 2000, we used $954,000 for our operations. Our cash balances represent 82.0% of our current assets.

  Our principal cash requirements are for working capital, principally to develop and implement an expanded marketing plan, research and development and for our administrative infrastructure. We believe that our current cash will be sufficient to meet our anticipated cash requirements for our operations until June, 2002. However, to the extent that our marketing program is not successful and these expenses exceed our expectations and we are unable to continue to generate cash flow from our operations, we may require additional funding during the next eighteen months. We may not be able to obtain financing when we require it, and any financing may not be on terms which are acceptable to us and may result in substantial dilution to our stockholders. If we are unable to raise needed funds, we may have to reduce the scope of our marketing and development activities, which would have a material adverse effect upon our business and financial condition.

  We may also acquire other businesses, including other companies or software or technology that would help us expand our business in the area of the three-dimensional Internet environments. However, we may also acquire companies or businesses in other industries if we are unable to develop our present business. To the extent that we make any acquisition, we may require additional funds to be used for the purchase price in the acquisitions, to integrate the acquired business with our existing business and to fund the operations of the combined businesses. In addition, we may incur expenses in connection with our negotiating acquisitions which are not consummated.

  Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. The adoption of SAB No. 101 did not have a material effect on the Company's revenue recognition and results of operations.

  In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results from operations.

  Factors That May Affect Future Results

  Risks Related to Our Business

  We Have Incurred Operating Losses Since Our Organization and We May Continue to Incur Losses. We may never generate revenues sufficient to allow us to operate profitably. For the year ended December 31,

  2000, we had a net loss of $105,000, or $.013 per share (basic) on revenue of $1,616,000. During 2000, one long-term contract with a single customer accounted for approximately 50.0% of our revenues. We may experience a significant decrease in revenues unless we enter into additional material contracts with other customers.

  We May Not Be Successful in Marketing Our Technology for E-Commerce Applications. To operate profitably we need to license our technology for use as an integral component in e-commerce solutions for business, educational, training, entertainment, leisure-time and other commercial applications. We intend to do so through using strategic partnering and traditional media to promote the use of our technology. If our marketing efforts are unsuccessful, we will face difficult and costly choices in deciding whether and how to redirect these efforts. If we are unable to develop a successful licensing program, our business will be materially and adversely affected. Much of our business strategy relies upon our ability to sell our uniservers and galaxervers. To the extent that we are unsuccessful in our efforts to increase awareness of our technology and increase sales, we may fail to increase and may even suffer a decrease in our revenues.

  Our Failure to Develop Strategic Relationships Could Inhibit Our Ability to Grow. We believe that, in order to market our technology, we need to enter into strategic relationships with other businesses to develop commercial applications of our technology directed at specific businesses. We do not presently have any agreements relating to strategic relationships, we may never enter into such agreements, and our failure to develop such relationships could impair our ability to grow.

  Because We Are Seeking to Expand Our Business and Have Limited Management Personnel, We May Have Difficulty in Managing Our Growth. Our expenses, particularly personnel expenses incurred in connection with hiring and training new employees, have increased substantially. We expect these expenses to continue to increase as we implement our marketing and research and development programs. As a result, since our senior management is comprised only of our chief executive and financial officers, our personnel, management systems and resources are being strained, with no assurance that the implementation of our programs will result in increased revenue. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees, including executive, middle management and technical personnel. We cannot be certain that we will be able to integrate new executives and other employees into our organization effectively. If we do not manage our growth effectively, our business, results of operations and financial condition could be materially and adversely affected.

  We May Have Difficulty Hiring Qualified Employees with Technical or Sales Experience. There is significant competition for qualified employees in the computer programming and Internet industries, and in the area of sales and we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We cannot be certain that we will be able to recruit and retain employees to meet our technical staffing or sales needs.

  We Are Dependent Upon Our Key Personnel. We are dependent upon the services of J.P. McCormick, our chief financial officer, Richard F. Noll, our president and Roland Vilett, our lead programmer. The loss of any of these persons' services would have a material adverse effect on our business and future prospects. Although Mr. McCormick, Mr. Noll and Mr. Vilett have entered into employment agreements with us, the existence of employment agreements does not guarantee their continued employment with us.

  We May Be Unable to Respond to the Rapid Technological Change in Our Industry. The computer and Internet industries are characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our services, particularly with respect to other companies in the virtual reality area. If three-dimensional Internet standards evolve in a manner which is incompatible with our technology, we may not be able to effectively market our technology. Other software and hardware companies may have the market power to impose on the marketplace an incompatible technology, and we may not have access to that technology. Our failure to offer the most current or widely accepted technologies could have a material adverse effect upon our business.

  We May Make Acquisitions Without Informing Stockholders or Seeking Their Approval. We may make acquisitions of other businesses. Although we anticipate that any business we acquire will be related directly or indirectly to our present business, it is possible that we may make acquisitions in one or more unrelated businesses. Any acquisition may be made using our cash or a combination of cash and securities. At present, we are not engaged in formal or informal discussions with respect to any acquisition. However, if we make an acquisition, we may not seek stockholder approval or provide stockholders with any information concerning the acquisition prior to the execution of an acquisition agreement. Furthermore, we cannot assure you that any acquisitions which we may make will be profitable. If we make acquisitions, we could have difficulty integrating the acquired company's personnel and operations with our own. Negotiations relating to acquisitions could disrupt our business, distract our management and employees, increase our expenses and otherwise impair our operations and financial condition.

  We May Be Unable to Increase the Number of Our Citizens. Our business plan relies to a significant extent upon fee revenue paid by our registered citizens. To the extent our number of citizens does not increase or our existing citizens fail to renew their citizenships, we may suffer a decrease in revenue.

  Future Acquisitions Involve Risks for Us. We intend to evaluate future acquisitions of complementary product lines and businesses as part of our business strategy. Any future acquisitions may result in potentially dilutive issuances of equity securities, the use of our cash resources, the incurrence of additional debt and increased goodwill, intangible assets and amortization expense, which could negatively impact our profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience, and the potential loss of key employees of the acquired company.

  We Do Not Have Any Patent Protection for Our Software, and We May Not Be Able to Protect Our Intellectual Property Rights. Although we have registered a version of our source code with the United States Copyright Office, we have no patents on our software products, and we rely primarily on our nondisclosure agreements with our employees and others to whom we have provided technical proprietary information for protection of our software code. We also rely on licensed software products in our operations. However, the steps we have taken may not protect our intellectual property rights, and it is possible that third parties may infringe upon our proprietary rights.

  Risks Related to the Internet

  If Businesses Do Not Accept Three-Dimensional Internet Web Sites as a Medium for Advertising and E-Commerce, Our Ability to Generate Revenue May Be Limited. If we cannot demonstrate to both advertisers and businesses that our three-dimensional technology is viable and desirable as a medium for transacting business, our ability to generate revenue from both advertising and licensing of our technology will be limited.

  Our Systems May Fail or Experience a Slow Down and Our Users Depend Upon Others for Access to Our Web Site. Substantially all of our communications hardware and some of our other computer hardware operations are located at our headquarters in Newburyport, Massachusetts. We do not have a back-up computer system. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Any of these occurrences could adversely affect our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Furthermore, if the response time of our Web site is slow for some reason, users could abandon our Web site and cease in using our products and services.

  If We Are Unable to Assure E-Commerce Vendors and Users that We Can Provide Adequate Security, Our Web Site May Not Be Accepted. Our Web site is vulnerable to physical or electronic break-ins, viruses or other problems that affect Web sites and Internet communication and commerce generally. As e-commerce becomes more prevalent, our customers may become more concerned about security. The circumvention of our security measures may result in the misappropriation of proprietary information, such as credit card information, or interruptions of our operations. Any such security breaches could damage our reputation and expose us to a risk of loss or liability.

  Portal Liability. A portion of our business acts as an Internet portal. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We do not pre-screen the types of products and services that may be purchased through our Web site. Some of these products and services could contain performance or other problems. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through our Web Site. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through our Web Site.

  Government Regulation and Legal Uncertainties Could Add Additional Costs to Doing Business on the Internet. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, in the future, laws and regulations may be adopted and existing laws and regulations may be interpreted in a manner that address issues such as user privacy, pricing, defamation, taxation and the characteristics and quality of products and services which may have an adverse effect on the number of users of our technology.

  Our Growth and Operating Results Will Be Impaired if the Internet and On-Line Commerce Industries Do Not Continue to Grow. Our growth and operating results depend in part on widespread acceptance and use of the Internet as a point of convergence in the telecommunications, entertainment and technology industries, as well as on continued consumer and corporate acceptance of the Internet as a communications medium and for other forms of communication. These practices are at an early stage of development, and demand and market acceptance are uncertain. The Internet may not become a viable medium for telecommunications, entertainment and technology convergence or a healthy commercial marketplace due to inadequate development of network infrastructure and enabling technologies that address the public's concerns about:

    . network performance;

    . reliability;

    . speed of access;

    . ease of use; and

    . bandwidth availability.

  In addition, the Internet's overall viability could be adversely affected by increased government regulation. Changes in or insufficient availability of telecommunications or other services to support the Internet could also result in slower response times and adversely affect general usage of the Internet. Also, negative publicity and consumer concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of commerce on the Internet.

  Risks Related to the Stock Market

  Our Common Stock Price Has Been and Is Likely to Be Highly Volatile. The market price of our common stock and warrants has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. You may not be able to sell your shares of our common stock or our warrants following periods of volatility because of the market's adverse reaction to the volatility. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. Litigation could result in substantial costs and a diversion of management's attention and resources. We cannot assure you that our stock will trade at the same levels as other Internet stocks or that Internet stocks in general will sustain their current market prices. Factors that could cause volatility may include actual or anticipated fluctuations in our quarterly operating results, announcements of technological innovations, changes in financial estimates by securities analysts, conditions or trends in the Internet industry and changes in the market valuations of other Internet companies.

  We Are Unlikely to Pay Dividends on Our Common Stock in the Foreseeable Future. We have not paid any dividends on our common stock since our inception and we do not anticipate paying any dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

  We May Be Delisted from the NASDAQ SmallCap Market if We do Not Meet the Continued Listing Requirements. If we do not meet the minimum bid price requirement for The Nasdaq SmallCap Market, we may be delisted from The Nasdaq/SmallCap Market, in which case we anticipate that we would apply for our common stock to trade on the Over-the-Counter Bulletin Board. The minimum bid price requirement is no longer met in the event the closing bid price of our common stock remains below $1.00 for thirty consecutive trading days. In addition, in order to continue to be listed on Nasdaq, we must meet the following requirements:

    . net tangible assets of at least $2,000,000, or a market capitalization of $35,000,000 or $500,000 in net income for two of the last three years;

    . at least 500,000 shares in the public float;

    . a minimum market value for the public float of $1,000,000;

    . a minimum bid price of $1.00 per share;

    . 300 round lot (holders of 100 shares or more) stockholders;

    . two market makers; and

    . compliance with certain corporate governance standards.

  If we are delisted from The Nasdaq Small Capital Market, it may be more difficult to raise additional debt or equity financing and an investor likely would find it more difficult to sell or obtain quotations as to the price of our common stock and/or redeemable warrants.

  We May Issue Preferred Stock Without Approval of Our Stockholders Which Could Make it More Difficult for a Third-Party to Acquire Us and Depress Our Stock Price. We have the authority to issue preferred stock without a vote of our stockholders. In the future, our board of directors may issue one or more series of preferred stock that has more than one vote per share or which give the holders other preferential rights which may dilute or impair the rights of the holders of common stock. This could permit our board of directors to issue such stock to investors who support our management and give effective control of our business to our management. Furthermore, under some circumstances issuing preferred stock may violate the rules of the Nasdaq SmallCap Market, which could result in our common stock being delisted from that market. The delisting of our common stock from the Nasdaq SmallCap Market could result in both a drop in the stock price and decline in interest in our stock which could make it more difficult for you to sell your shares.

  We Are Controlled by Our Management Which Means that Management Can Prevent a Third Party from Acquiring Us Even if an Acquisition is in the Best Interest of Our Stockholders. Mr. Richard F. Noll, our president and chief executive officer, and Mr. J.P. McCormick, our chairman of the board and chief financial officer, together own approximately 60% of our outstanding common stock. As a result, they may be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Their voting control could have the effect of delaying or preventing a change of control which might benefit our stockholders.

Item 7. Financial Statements

  The Report of Independent Certified Public Accountants, Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear in a separate section of this Form 10-KSB following Part III. The Index to Consolidated Financial Statements appears on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

  The directors and executive officers of our company and their ages as of March 1, 2001, are as follows:

   Name                     Age                     Position
   ----                     ---                     --------
   Richard F. Noll.........  35 Chief Executive Officer, President and Director
   J.P. McCormick..........  40 Chairman of the Board of Directors, Chief
                                 Financial Officer, Treasurer, Secretary and
                                 Director
   Alexander M.
    Adelson(1).............  66 Director
   Sean Deson(1)...........  37 Director
   Alvin M. Silver(1)......  69 Director

  (1) Member of the Audit and Compensation Committees.

  Richard F. Noll, our founder, has been president, chief executive officer and a director of us and our predecessor, Circle of Fire Studios since its organization in January 1997. From August 1995 until December 1996, Mr. Noll operated the business of Circle of Fire Studios, Inc. as a sole proprietorship. For more than five years prior to August 1995 he was an independent artist and designer. Mr. Noll attended Massachusetts College of Art and majored in the Fine Arts.

  J.P. McCormick has been chairman of the board, chief financial officer and a director of us and Circle of Fire Studios, Inc. since May 1997. He has been our treasurer since May, 1997 and our secretary since July, 1997. From 1987 until May 1997 he was the president of Associated Corporate Services Ltd., a company which owned and operated two staffing franchises for Norrell Corp. Mr. McCormick is a graduate of Kent State University, Ohio.

  Alexander M. Adelson has been a director since November 1999. He has 36 years of experience as an applied physicist and businessman specializing in technical marketing matters. Mr. Adelson is president, chief executive officer and vice chair of Antaeus Research, LLC, an information technology company dedicated to supplying software to the supply chain and B2B market with a primary focus on proprietary thin client architecture and advanced business e-components. Since 1974, he has led the Technology Resource Group of RTS Research Lab, Inc. Through RTS he helped conceive and develop the first portable bar code scanner. He also acted as program manager for twelve years with Symbol Technologies, Inc. Mr. Adelson also serves on and is the vice chairman of the board of directors of Base Ten Systems, Inc., a software technology development company focused on manufacturing execution and clinical supply systems and services for the pharmaceutical, chemicals and medical products industries.

  Sean Deson has been a director since December 1999. Mr. Deson recently became the managing partner of Deson & Co., a strategy development and investment firm focused on technology companies. Prior to that, Mr. Deson was a senior vice president in investment banking at Donaldson, Lufkin & Jenrette where he was a senior banker in its Internet focus group. Mr. Deson is also a director of Technology Flavors and Fragrances, Inc., a company which creates and manufactures flavors and fragrances for consumer products. Mr. Deson received his B.S. in computers and M.B.A. in finance, both from the University of Michigan.

  Dr. Alvin M. Silver has been a director since December, 2000. Since 1977, Dr. Silver has been executive vice president of the Ademco Division of Pittway Corporation. Dr. Silver holds a bachelors degree in industrial engineering from Columbia University, a Masters degree in industrial engineering from Stevens Institute of Technology and a doctor of engineering science degree in industrial engineering/operations research from Columbia University. Dr. Silver is a Professor at the Frank G. Zarb School of Business of Hofstra University.

  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers serve at the will of the Board of Directors. Except as noted herein, there are currently no arrangements or understandings regarding the length of time each director is to serve in such a capacity. There is no immediate family relationship between or among any of the Directors or executive officers.

  We have granted the representatives of the underwriters the right, during the five-year period following the date of this prospectus, to designate one member to our board of directors or an advisor to the board. Dr. Silver is currently serving as such designee.

  Compliance with Section 16(a) of the Exchange Act

  Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of Section 16(a) forms they file.

  To our knowledge, based solely on review of the copies of such reports furnished to us, the Company believes that, during the year ended December 31, 2000, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than one late report on Form 3 filed by each of J.P. McCormick, Richard F. Noll, Alexander M. Adelson, Sean Deson and Alvin M. Silver with respect to their first required disclosure upon becoming subject to the requirements of Section 16(a), and one late Form 4 filed by Mr. Adelson with respect to a grant of options that occurred in fiscal 2000.

Item 10. Executive Compensation

Summary Compensation Table

  The following table sets forth information regarding compensation earned by our president and chief executive officer, our chief financial officer, and our lead programmer, from the fiscal year ending December 31, 1998 to the end of our last fiscal year. Except as set forth below, in 2000, 1999, and 1998 none of our officers or any other employee received compensation in excess of $100,000:

                                              Annual Compensation
                             ---------------------------------------------------------
                                                             Long Term
                                                            Compensation
                                                             Number of
                             Fiscal Year                     Securities
                                Ended                        Underlying    All Other
                             December 31  Salary  Bonus       Options     Compensation
                             ----------- -------- ------    ------------  ------------
   Richard F. Noll.........     2000     $140,000  - 0 -(3)     - 0 -        - 0 -
    Chief Executive Officer     1999     $140,000  - 0 -        9,333(2)     - 0 -
    and  President              1998(1)  $      0  - 0 -        - 0 -        - 0 -

   J.P. McCormick..........     2000     $140,000  - 0 -(3)     - 0 -        - 0 -
    Chairman of the Board       1999     $140,000  - 0 -        9,333(2)     - 0 -
    of Directors,  Chief        1998(1)  $      0  - 0 -        - 0 -        - 0 -
    Financial Officer,
    Treasurer  and
    Secretary

   Roland Vilett ..........     2000     $108,178 $1,000      150,000(5)     - 0 -
    Lead Programmer (4)         1999     $ 99,000 $2,000      156,667(6)     - 0 -
                                1998     $ 78,302  - 0 -       76,830(7)     - 0 -

  --------
  (1) During 1998, neither Mr. Noll nor Mr. McCormick received any compensation from the Company. However, for financial statement purposes, we accrued compensation at the rate of $50,000 for each of them in 1998. Since we have no obligation to pay them the amount accrued, the amount of the compensation was treated as additional paid-in capital. Messrs. Noll and McCormick have relinquished their rights to collect this compensation at a later date.
  (2) In January 1999, we entered into three-year employment agreements with Messrs. Noll and McCormick, pursuant to which they received an annual salary of $57,000. These agreements were amended and restated in June 1999, at which time their annual salaries were increased to $140,000, retroactive to January 21, 1999. Pursuant to the agreements, in January 1999, we granted each of them an incentive stock option to purchase 9,333 shares of common stock at $.83 per share, which was 110% of the fair market value of the common stock on the date of grant. The fair market value was the price at which we sold common stock to non-affiliated parties in the January 1999 private placement.
  (3) The employment agreements also provide that Messrs. Noll and McCormick will be eligible to participate in a bonus pool of not more than 10% of our income before income taxes in excess of $750,000. The amount of the bonus pool and the allocation of the bonus pool among our senior executive officers will be determined by our compensation committee. The employment agreements also provide Messrs. Noll and McCormick with a $4,200 annual automobile allowance.
  (4) In February 1999, we entered into a five year employment agreement with our lead programmer, Mr. Vilett, pursuant to which he receives a base salary of $100,000 with an annual increase of 10% of his salary.
  (5) We granted Mr. Vilett options to purchase 150,000 shares of our common stock at an exercise price of $1.3125 per share. These options were granted as qualified options under our 1999 long-term incentive plan and have a duration of the length of the plan.
  (6) We granted Mr. Vilett options to purchase 40,000 and 116,667 shares of our common stock at exercise prices per share of $.75 and $9.1875, respectively. These options were granted as qualified options under our 1999 long-term incentive plan and have a duration of the length of the plan.
  (7) Mr. Vilett's 76,830 options granted in 1998 were originally granted in our predecessor (and now subsidiary) company, Circle of Fire Studios, and were converted into options to purchase shares of our common stock as part of our reorganization in January, 1999. These options have an exercise price pf $.645 per share.

  Option Grants to Executive Officers in Fiscal 2000

  No stock options or other equity incentives were granted to either Richard Noll or J.P. McCormick in 2000.

  Compensation of Directors

  We pay an annual fee of $15,000 to Mr. Adelson, $15,000 to Dr. Silver and $24,000 to Mr. Deson for each year of service as a director. In addition, in 1999 we granted Mr. Adelson options to purchase 100,000 shares of our common stock at $6.09 per share, and Mr. Deson options to purchase 146,667 shares of our common stock at $6.09 per share. Mr. Adelson's options vest annually in equal amounts over five years, beginning on the date he became a director, provided that he is a director on the vesting dates. Mr. Deson's options vest annually over five years in the amount of 66,667 options at the end of his first year of service as a director, followed by 20,000 options at the end of each of years two, three, four and five for so long as he is a director. Neither Mr. Adelson's 100,000 nor Mr. Deson's 146,667 options were granted pursuant to our 1999 long-term incentive plan. In May, 2000, we granted Mr. Adelson additional options to purchase 46,000 shares of our common stock at $3.125 per share. These options were granted under our 1999 long-term incentive plan and vest annually in equal amounts over five years, provided that he is a director on the vesting dates. We have also granted Dr. Silver options to purchase 120,000 shares of our common stock at $1.00 per share. Dr. Silver's options were granted under our 1999 long-term incentive plan and vest in six equal amounts over five years, beginning on the date he became a director, provided that he is a director on the vesting dates.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

  The following table sets forth, for each of the named executive officers, certain information regarding the exercise of stock options during fiscal 2000, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the closing sales price of the common stock on the Nasdaq SmallCap Market on December 31, 2000 ($.50 per share).

                                                   Number of Securities
                                                        Underlying           Value of Unexercised
                                                    Unexercised Options      In-the-Money Options
                              Shares               at December 31, 2000      at December 31, 2000
                             Acquired    Value   ------------------------- -------------------------
   Name                     on Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
   ----                     ----------- -------- ----------- ------------- ----------- -------------
   Richard F. Noll.........    - 0 -     $- 0 -     1,866         7,467        $ 0          $ 0
   J.P. McCormick..........    - 0 -     $- 0 -     1,866         7,467        $ 0          $ 0
   Roland Vilett...........    - 0 -     $- 0 -    36,667       270,000        $ 0          $ 0

Item 11. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of March 1, 2001, relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock , (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned.

                                               Amount and Nature of   Percent
   Name and Address of Beneficial Owner(1)    Beneficial Ownership(2) of Class
   ---------------------------------------    ----------------------- --------
   Richard F. Noll(3)........................        2,527,899          29.7%
   J.P. McCormick(4).........................        2,495,079          29.3%
   Alexander M. Adelson(5)...................           43,333             *
   Sean Deson(6).............................           66,667             *
   Alvin M. Silver(7)........................           30,500             *
   Michael Gardner...........................          690,361           8.1%
   Directors and Executive Officers as a
    Group....................................        5,163,478          60.6%

  --------
   * Less than 1%.
  (1) The address of each person named is 95 Parker Street, Newburyport, MA 01950, except for Mr. Gardner, whose address is c/o Baytree Capital Associates, LLC, 40 Wall Street, 58th Floor, New York, NY 10005.

  (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options or warrants are deemed to be currently exercisable if they are convertible or exercisable within 60 days of the date as to which information is provided. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
  (3) Shares beneficially owned by Mr. Noll include (a) 16,351 shares of common stock owned by Mr. Noll's wife, as to which Mr. Noll disclaims beneficial interest, and (b) 5,600 shares of common stock issuable upon exercise of outstanding options held by Mr. Noll.
  (4) Shares beneficially owned by Mr. McCormick includes 5,600 shares of common stock issuable upon exercise of outstanding options held by Mr. McCormick.
  (5) The shares beneficially owned by Mr. Adelson represent shares of common stock issuable upon exercise of options held by him.
  (6) The shares beneficially owned by Mr. Deson represent shares of common stock issuable upon exercise of options held by him.
  (7) Shares beneficially owned by Dr. Silver includes 20,000 shares of common stock issuable upon exercise of outstanding options held by Dr. Silver.

Item 12. Certain Relationships and Related Transactions

  Mr. Noll received cash advances from us in 1998. As of December 31, 2000, $10,491 of these amounts were owed by Mr. Noll to us.

  We believe that the transactions described above between us and our officers, directors and principal stockholders were on terms at least as fair to us as had these transactions been concluded with unaffiliated parties. Since Mr. McCormick and Mr. Noll were our only directors until November 1999, none of the foregoing transactions were approved by any unaffiliated outside directors. We will not offer preferred stock to our officers, directors or principal stockholders except upon the same terms as it is offered to all other existing stockholders or to new stockholders, unless the issuance is approved by the audit committee, who will have access, at our expense, to independent legal counsel. All future related party transactions, including any loans or advances, will be for bona fide business purposes and approved by a majority of our board which will include unaffiliated directors or by our audit committee who do not have an interest in the transactions and who will have access, at our expense, to independent legal counsel.

Item 13. Exhibits, List and Reports on Form 8-K

  (a) The following documents are included as part of this report:

      1. Financial Statements. The financial statements filed as part of this report are listed in the "Index to Financial
                 Statements" on page F-1 hereof.

      2.         Exhibits required to be filed by Item 601 of Regulation S-B:

     Exhibit No.                     Description of Exhibits
     -----------                     -----------------------

      2.         Plan of Reorganization between Vanguard Enterprises, Inc. and
                 Circle of Fire Studios, Inc. dated January 13, 1999.(1)

      3.1 Certificate of Incorporation of the Issuer as filed with the Delaware Secretary of State on September 5, 1995. (1)

      3.2 Certificate of Amendment to Certificate of Incorporation of the Issuer as filed with the Delaware Secretary of State on September 29, 1995. (1)

      3.3 Certificate of Amendment to Certificate of Incorporation of the Issuer as filed with the Delaware Secretary of State on October 12, 1995. (1)

      3.4        Certificate for Renewal and Revival of Certificate of
                 Incorporation of the Issuer as filed with the Delaware
                 Secretary of State on September 10, 1997. (1)

      3.5 Certificate of Amendment to Certificate of Incorporation of the Issuer as filed with the Delaware Secretary of State on January 21, 1999. (1)

      3.5.1      Certificate of Amendment to Certificate of Incorporation as
                 filed with the Delaware Secretary of State on April 7, 2000.
                 (2)

      3.6        Bylaws of the Issuer. (1)

      3.6.1      Restated Bylaws of Issuer. (3)

      4.1        Form of Common Stock Certificate. (1)

      4.2        Form of Warrant Agreement, including form of Series B
                 Redeemable Common Stock Purchase Warrant. (4)

      4.3        Form of Series A Redeemable Common Stock Purchase Warrant. (1)

     10.1        Activeworlds.com, Inc. 1999 Long-term incentive plan. (1)*

     10.1.1      Activeworlds.com, Inc. Restated 1999 Long-term incentive plan.
                 (3)*

     10.1.2      Activeworlds.com, Inc. Restated 1999 Long-term incentive plan.
                 (5)*

     10.2        Lease Agreement dated February 27, 1999 between the Issuer and
                 Robert L. Wood. (1)

     10.3        Amended and Restated Employment Agreement, dated as of January
                 21, 1999, between the Issuer and Richard F. Noll. (1)*

     10.4        Amended and Restated Employment Agreement dated as of January
                 21, 1999, between the Issuer and J.P. McCormick (1)*

     10.5        Stock Option Agreement between the Issuer and Richard F. Noll.
                 (4)*

     10.6        Stock Option Agreement between the Issuer and J.P. McCormick.
                 (4)*

     10.7        Agreement dated October 1999, between the Issuer and 3DGlobal
                 (f/k/a Advanced Shopping Centre Management Pty. Limited). (4)

     10.8        Employment Agreement, dated February 12, 1999, between the
                 Issuer and Roland Vilett. (6)*

     21.         Subsidiaries of the Issuer. (6)

     23.         Consent of Pannell Kerr Forster PC. (6)

     24.         Power of Attorney (included on the Signature Page). (6)

  --------
  (1) Incorporated by reference to similarly numbered exhibits in Issuer's registration statement on Form SB-2 filed with the Securities and Exchange Commission on August 13, 1999 under the Securities Act of 1933, as amended (File No. 333-85095).
  (2) Incorporated by reference to similarly numbered exhibits in Issuer's Amendment No. 4 to Form SB-2 filed with the Securities and Exchange Commission on April 11, 2000 under the Securities Act of 1933, as amended (File No. 333-85095).
  (3) Incorporated by reference to similarly numbered exhibits in Issuer's Amendment No. 2 to Form SB-2 filed with the Securities and Exchange Commission on March 16, 2000 under the Securities Act of 1933, as amended (File No. 333-85095).
  (4) Incorporated by reference to similarly numbered exhibits in Issuer's Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on November 5, 1999 under the Securities Act of 1933, as amended (File No. 333-85095).
  (5) Incorporated by reference to Issuer's quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2000 under the Securities Act of 1934, as amended.
  (6) Included herewith.

  * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

  In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunder duly authorized.

                                          Activeworlds.com, Inc.
                                          Dated: March 30, 2001

                                                  /s/ Richard F. Noll
                                          By: _________________________________
                                                      Richard F. Noll
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard F. Noll his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  In accordance with Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Name                                Position                      Date
                 ----                                --------                      ----

       /s/ Richard F. Noll             President, Chief Executive             March 30, 2001
______________________________________  Officer, and Director
           Richard F. Noll

       /s/ J. P. McCormick             Chairman of the Board of Directors,    March 30, 2001
______________________________________  Chief Financial Officer, Treasurer,
           J. P. McCormick              Secretary and Director

     /s/ Alexander M. Adelson          Director                               March 30, 2001
______________________________________
         Alexander M. Adelson

          /s/ Sean Deson               Director                               March 30, 2001
______________________________________
              Sean Deson

         /s/ Alvin M. Silver           Director                               March 30, 2001
______________________________________
             Alvin M. Silver

                   Supplemental Information to be Furnished
              with Reports Filed Pursuant to Section 15(d) of the
                     Exchange Act by Non-Reporting Issuers

As of the date of filing of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. Proxy material is to be furnished to the Company's security holders subsequent to the filing of this Annual Report on Form 10-KSB in connection with the Company's annual meeting of stockholders.

                             ACTIVEWORLDS.COM, INC.

                       Consolidated Financial Statements
      at December 31, 2000 and for years ended December 31, 2000 and 1999

                               TABLE OF CONTENTS

                                                                       Page
                                                                    -----------

Independent Auditors' Report.......................................     F-2

Consolidated Financial Statements

 Consolidated Balance Sheet--December 31, 2000.....................     F-3

 Consolidated Statement of Operations for Years Ended December 31,
  2000 and 1999....................................................     F-4

 Consolidated Statement of Changes in Stockholders' Equity
  (Deficiency) for Years Ended December 31, 2000 and 1999..........     F-5

 Consolidated Statement of Cash Flows for Years Ended December 31,
  2000 and 1999....................................................     F-6

 Notes to Consolidated Financial Statements........................ F-7 to F-17

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders
Activeworlds.com, Inc.

We have audited the accompanying consolidated balance sheet of Activeworlds.com, Inc., as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activeworlds.com, Inc. at December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

                        /s/ Pannell Kerr Forster, P.C.

Boston, MA
February 12, 2001

                             ACTIVEWORLDS.COM, INC.

                           Consolidated Balance Sheet
                               December 31, 2000

Assets
Current assets
 Cash................................................................ $3,491,818
 Accounts receivable, trade--net of allowance for doubtful accounts
  of $5,000..........................................................    139,500
 Contracts in progress in excess of billings.........................    308,737
 Prepaid expenses....................................................     80,667
 Advances to officer/stockholder/employees...........................     11,551
 Prepaid marketing...................................................    223,450
                                                                      ----------
   Total current assets..............................................  4,255,723
                                                                      ----------
Property and equipment
 Leasehold improvements..............................................     27,334
 Equipment and fixtures..............................................    297,187
                                                                      ----------
                                                                         324,521
 Less: accumulated depreciation and amortization.....................     72,558
                                                                      ----------
   Property and equipment, net.......................................    251,963
                                                                      ----------
   Total assets...................................................... $4,507,686
                                                                      ----------
Liabilities and Stockholders' Equity
Current liabilities
 Current portion--capital lease...................................... $    9,900
 Accounts payable....................................................     52,382
 Accrued liabilities.................................................     66,705
 Deferred revenue....................................................    135,726
                                                                      ----------
   Total current liabilities.........................................    264,713
Capital lease, net of current portion................................      1,951
Commitments and contingencies........................................
                                                                      ----------
   Total liabilities.................................................    266,664
                                                                      ----------
Stockholders' equity
 Preferred stock, $.001 par value, 500,000 shares authorized, no
  shares issued or outstanding.......................................         --
 Common stock, $.001 par value, 50,000,000 shares authorized,
  8,515,235 shares issued and outstanding............................      8,515
 Additional paid-in capital..........................................  6,292,994
 Note receivable for shares issued...................................     (6,500)
 Treasury stock......................................................   (118,403)
 Accumulated deficit................................................. (1,935,584)
                                                                      ----------
   Total stockholders' equity........................................  4,241,022
                                                                      ----------
   Total liabilities and stockholders' equity........................ $4,507,686
                                                                      ==========

                 See notes to consolidated financial statements

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Operations

                                                        Year Ended December 31
                                                        -----------------------
                                                           2000        1999
                                                        ----------  -----------
Revenues..............................................  $1,615,882  $   598,993
                                                        ----------  -----------

Operating expenses
 Selling, general and administrative expenses.........   1,519,326    1,288,089
 Research and development expenses....................     354,499      381,193
                                                        ----------  -----------
 Total operating expenses.............................   1,873,825    1,669,282
                                                        ----------  -----------

 (Loss) from operations...............................    (257,943)  (1,070,289)
Interest income.......................................     152,847       24,470
                                                        ----------  -----------

 (Loss) before (provision for) benefit from income
  taxes...............................................    (105,096)  (1,045,819)
(Provision for) benefit from income taxes.............          --           --
                                                        ----------  -----------

 Net (loss)...........................................  $ (105,096) $(1,045,819)
                                                        ----------  -----------

Earnings (loss) per share of common stock
Basic.................................................  $    (.013) $     (.145)
                                                        ==========  ===========



                 See notes to consolidated financial statements

                            ACTIVEWORLDS.COM, INC.

    Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                    Years Ended December 31, 2000 and 1999

                            Preferred                                                 Note                   Total
                              Stock       Common Stock     Additional              Receivable            Stockholders'
                          ------------- -----------------   Paid-In   Accumulated  for Shares Treasury      Equity
                          Shares Amount  Shares    Amount   Capital     Deficit      Issued     Stock    (Deficiency)
                          ------ ------ ---------  ------  ---------- -----------  ---------- ---------  -------------
Balances at January 1,
 1999...................    --    $     5,766,544  $5,766  $  391,457 $  (784,669)  $(6,500)  $     --    $ (393,946)
                          -----   ----  ---------  ------  ---------- -----------   -------   ---------   ----------
Private placements of
 common stock, net of
 issuance costs.........                1,438,933   1,439   1,511,538                                      1,512,977
Issuance of common stock
 for goods and
 services...............                  137,285     138     132,362                                        132,500
Issuance of stock
 options and warrants
 for services...........                                      202,062                                        202,062
Net (loss) for year.....                                               (1,045,819)                        (1,045,819)
                          -----   ----  ---------  ------  ---------- -----------   -------   ---------   ----------
Balances at December 31,
 1999...................    --          7,342,762   7,343   2,237,419  (1,830,488)   (6,500)        --       407,774
Issuance of common
 stock, net of issuance
 costs..................                1,260,000   1,260   4,035,825                                      4,037,085
Purchase of common
 stock..................                  (87,527)    (88)                                     (118,403)    (118,491)
Issuance of stock
 options and warrants
 for services...........                                       19,750                                         19,750
Net (loss) for year.....    --                                           (105,096)                          (105,096)
                          -----   ----  ---------  ------  ---------- -----------   -------   ---------   ----------
Balances at December 31,
 2000...................    --    $     8,515,235  $8,515  $6,292,994 $(1,935,584)  $(6,500)  $(118,403)  $4,241,022
                          =====   ====  =========  ======  ========== ===========   =======   =========   ==========


                See notes to consolidated financial statements

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Cash Flows

                                                        Year Ended December 31
                                                        -----------------------
                                                           2000        1999
                                                        ----------  -----------
Operating activities
 Net (loss)............................................ $ (105,096) $(1,045,819)
 Adjustment to reconcile net (loss) to net cash (used)
  by operating activities
  Depreciation and amortization........................     37,083       29,429
  Change in estimate of allowance for doubtful
   accounts............................................    (15,000)         --
  Common stock issued for goods and services...........        --       132,500
  Options issued for compensation and services.........     13,500      202,062
  Services provided in lieu of payment on an account
   receivable..........................................        --         8,000
  Contracts in progress in excess of billings..........   (308,737)         --
  Changes in operating assets and liabilities which
   provided (used) cash
   Accounts receivable.................................   (101,981)      21,317
   Prepaid expenses....................................   (259,285)     (44,832)
   Advances to officer/stockholder/employees...........        940       (2,000)
   Accounts payable....................................   (111,440)     103,621
   Accrued liabilities.................................     34,630     (263,413)
   Deferred revenue....................................   (138,169)     129,555
   Customer deposit....................................        --        (5,000)
                                                        ----------  -----------
    Net cash (used) by operating activities............   (953,555)    (734,580)
                                                        ----------  -----------
Investing activities
Purchases of equipment and leasehold improvements......   (189,903)     (82,496)
                                                        ----------  -----------
    Net cash (used) by investing activities............   (189,903)     (82,496)
                                                        ----------  -----------
Financing activities
 Purchase of Treasury stock............................   (118,491)         --
 Payments on capital lease obligation..................     (9,575)      (7,661)
 Net proceeds from sale of stock.......................  4,281,934    1,512,977
 Payments on 8% note payable to officer/stockholder....        --       (54,753)
 Deferred offering costs...............................        --      (238,599)
                                                        ----------  -----------
    Net cash provided by financing activities..........  4,153,868    1,211,964
                                                        ----------  -----------
Net increase in cash...................................  3,010,410      394,888
Cash at beginning of year..............................    481,408       86,520
                                                        ----------  -----------
    Cash at end of year................................ $3,491,818  $   481,408
                                                        ----------  -----------
Supplemental disclosure information
 Cash paid for interest during the year................ $    1,014  $     1,708
                                                        ----------  -----------
 Cash paid for income taxes during the year............ $      --   $       --
                                                        ----------  -----------
Supplemental schedule of noncash investing activities
 Equipment purchased under capital lease............... $      --   $    29,088
                                                        ----------  -----------
 Shares issued for note receivable..................... $      --   $     6,500
                                                        ----------  -----------
 Value of stock options issued for services relating to
  offering costs....................................... $    6,250  $       --
                                                        ----------  -----------
 Deferred offering costs charged against paid-in-
  capital.............................................. $  238,599  $       --
                                                        ==========  ===========

                 See notes to consolidated financial statements

                            ACTIVEWORLDS.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Organization and basis of presentation

  On January 22, 1999, Vanguard Enterprises, Inc., a publicly traded Delaware corporation, acquired all of the issued and outstanding common stock of Circle of Fire Studios, Inc., a Nevada corporation ("Circle of Fire"), in exchange for 5,433,211 shares of its common stock (the "1999 Acquisition") pursuant to an Agreement and Plan of Reorganization with Circle of Fire. As part of the 1999 Acquisition, outstanding options to acquire common stock of Circle of Fire were exchanged for options to purchase 322,682 shares of the Company's common stock. (See note 7.) At the time of the 1999 Acquisition, Vanguard had no significant operations. Simultaneous with the 1999 acquisition, Vanguard Enterprises, Inc. changed its name to Activeworlds.com, Inc. (the "Company") and changed the name of its subsidiary from Circle of Fire Studios, Inc. to Activeworlds, Inc. ("Inc." ).

  Inc. was accounted for as the acquiring party and the surviving accounting entity because the former stockholders of Inc. received approximately 94% of the voting rights in the combined corporation. The shares issued by the Company pursuant to the 1999 Acquisition have been accounted for as if those shares had been issued upon the organization of Inc. The outstanding capital stock of the Company immediately prior to the 1999 Acquisition has been accounted for as shares issued by Inc. to acquire the net assets of the Company as of December 31, 1998.

  The 1999 Acquisition is being accounted for as if it had taken place on December 31, 1998. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented as those of Activeworlds.com, Inc.

  Immediately prior to the 1999 Acquisition, the Company effected a one-for-two reverse split in its outstanding common stock, with no change in the par value per share. In connection with the 1999 Acquisition, the Company also issued 133,333 shares of common stock to a financial advisor and sold 1,333,333 shares of common stock at $.75 per share in private placement.

  All share and per share information in the consolidated financial statements reflect (a) the consummation of the 1999 Acquisition whereby shares and options issued by Inc. were exchanged for shares of the Company's common stock and options to purchase shares of the Company's common stock, (b) the one-for-two reverse split, and (c) the two-for-three reverse stock split which became effective on April 10, 2000.

  The outstanding Inc. common stock at the time of the 1999 Acquisition was held principally by officers.

Note 2--Summary of significant accounting policies

  A. Nature of operations

  The Company provides computer software products and on-line services that permit users to enter, move about and interact with others in computer-generated, three-dimensional virtual environment using the Internet.

  B. Accounting estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            ACTIVEWORLDS.COM, INC.

  C. Financial instruments

  The estimated fair value of the Company's financial instruments, which include cash, accounts receivable, accounts payable and a capital lease obligation, approximates carrying value.

  D. Depreciation and amortization

  Equipment and fixtures are depreciated using accelerated methods and estimated lives of five years. Leasehold improvements are amortized over six years, the period of the lease. Depreciation and amortization expense of property and equipment totaled $37,083 and $25,488 for 2000 and 1999, respectively.

  Organization costs were being amortized over five years on a straight-line basis. In accordance with American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, $3,941, the remaining balance as of January 1, 1999, was expensed in 1999. Because of the immaterial amount, it was included in selling, general and administrative expenses rather than being reported as the cumulative effect of a change in accounting principle.

  E. Marketing and public relations costs

  Marketing and public relations costs are expensed as incurred if it was determined that the benefit was received during the year. Marketing and public relations costs paid for services providing a benefit in the future are recorded as assets and amortized over the period benefited usually based on contract requirements. Marketing and public relations costs expensed in 2000 and 1999 were $87,241 and $75,733, respectively.

  F. Research and development of software

  Research and development costs are expensed as incurred.

  G. Revenues

  Memberships, licensing and royalties

  Membership revenue and revenue from licensing the Company's worlds are recognized ratably over the periods the memberships are in effect and the licensing periods for the worlds. Advances on royalties from licensing agreements are recognized over the period the royalties are earned. Revenue from licensing the Company's uniservers and galaxservers is recognized when the license is granted and the Company has performed all of its obligations under the license agreement.

  Services

  Revenue from technical services is recognized when the services are performed.

  Long-term contracts

  In 1999, the Company entered into a significant long-term contract (note
  14). Revenue from the contract was recognized as the phases were accepted by the customer. At December 31, 1999, the Company had not completed a phase under the contract and contract payments received were recognized as deferred revenue. In 2000, as the contract developed and more reliable estimates were available, the percentage of completion

                            ACTIVEWORLDS.COM, INC.

  method of accounting was determined to be the preferable method of accounting for long-term contracts. Under the percentage of completion method of accounting, costs and estimated gross margins are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. Billings on the contracts are recorded as advance billings on the contract until the contract is substantially completed. As of December 31, 2000, costs and estimated gross margin on the contract in excess of advanced billings was $308,737.

  Management believes that the new method more accurately reflects periodic results of operations. The effect of this change in accounting principle on the 1999 financial statements was immaterial as the contract work commenced in the latter part of 1999. Accordingly, an adjustment to those financial statements was not considered necessary.

  H. Significant customers

  During 2000 and 1999, revenue from one customer amounted to approximately 50.0% and 10.0%, respectively. The customer was not the same in the two years.

  I. Earnings per share of common stock

  Earnings per share of common stock is computed by dividing net income
  (loss) by the weighted-average number of common shares outstanding for the year.

  J. Income taxes

  The Company reports income for tax purposes on the cash basis. Deferred taxes result from temporary differences and net operating loss carryforward. An allowance for the full amount of the gross deferred tax asset has been established due to the uncertainty of utilizing the deferred tax asset in the future.

Note 3--Cash

  Two checking accounts and one savings account are with the same bank; total balances at that bank as of December 31, 2000, exceeded the amount insured by the Federal Deposit Insurance Corporation by $395,317. Additionally, the Company has a money market account with a balance of $3,063,105 at December 31, 2000. The Company has not experienced any losses on such balances.

Note 4--Deferred revenue

  Deferred revenue consists of the following at December 31, 2000:

   Deferred memberships................................................ $ 74,757
   Advances on royalties...............................................   25,227
   Deferred licenses...................................................   35,742
                                                                        --------
                                                                        $135,726
                                                                        ========

                            ACTIVEWORLDS.COM, INC.

Note 5--Capital lease

  The Company leases equipment under a capital lease which will expire in 2002. Annual payments are applicable first to interest (at 6.3%) with the balance to principal.

  At December 31, 2000, future minimum payments are: 2001--$10,587; and 2002 (final year)--$1,765. The amount representing interest was $501, and the present value of net minimum lease payments was $11,851.

  At December 31, 2000, the cost and accumulated depreciation of the leased equipment were $29,088 and $10,471, respectively.

Note 6--Issuance of common stock

  A. Private placement offerings

  In connection with the 1999 Acquisition, Vanguard sold 1,333,333 shares of common stock at $.75 per share in a private placement.

  In June 1999, the Company sold nine private placement units at $100,000 per unit. Each private placement unit consisted of 11,733 shares of common stock and a five-year warrant to purchase 13,333 shares of common stock at $8.55 per share. The price of the units reflects a price of $8.52 per share, with no value being allocated to the warrants. In connection with this private placement, the Company paid the placement agent $117,000. The Company also issued the placement agent a warrant to purchase one placement agent's unit for $90,000. A placement agent's unit consists of 10,560 shares of common stock and a warrant to purchase 12,000 shares of common stock at $8.55 per share. The warrants were terminated on the date the Company's public offering was declared effective by the Securities and Exchange Commission.

  The net proceeds of these private placements, after deducting costs of $387,023, were $1,512,977.

  Reference is also made to notes 7 and 15.

  B. Issuance of common stock for goods and services

  In connection with the 1999 Acquisition, Vanguard issued 133,333 shares of common stock to an investment banker for services with a value of $100,000.

  In 1999, the Company also issued 1,253 shares of common stock for purchases of furniture with a value of $8,500 and 2,698 shares of common stock for investor relations services with a value of $24,000.

  C. Public offering

  In May 2000, the Company issued 1,260,000 shares of its common stock in a public offering and received $4,819,500 of proceeds after deducting underwriter's discount but before deducting offering related expenses. The offering was for 1,260,000 units. Each unit consisted of one share of common stock and a Series B redeemable common stock purchase warrant to purchase one share of common stock at $4.675 per share. In connection with this offering, the underwriters were granted a unit purchase option to purchase 126,000 units at $7.0125. Each unit consists of a share of common stock and a warrant to purchase a share of common stock at $4.675.

  Reference is also made to note 15.

                            ACTIVEWORLDS.COM, INC.

Note 7--Stock options and warrants

  Stock options

  In 1999, the Company established a qualified Stock Incentive Plan for its employees. Additionally, it issued non qualified stock options to employees, independent contractors and others during both 2000 and 1999.

  Statement of Financial Accounting Standards No. 123 ("SFAS 123") allows the Company to account for stock-based compensation, including options, granted to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and disclose in a footnote the pro forma effect on net income (loss) if the fair value accounting method of SFAS 123 had been used.

  The methodology used in estimating the fair value of the stock options was the Minimum Value Method adjusted for the facts and circumstances of the stock option agreements. Significant assumptions included a risk free interest rate of 6% and an expected life of one year. The value of the options issued after January 22, 1999 is determined based on the fair value of the stock traded at the date granted.

  During 2000, four employees were granted a total of 177,000 stock options under the Company's Stock Incentive Plan. During 1999, the Company granted incentive stock options to purchase 259,667 shares to employees under the Stock Incentive Plan with an exercise price equal to the fair value of the publicly traded stock at the date the options were granted. Additionally, 18,666 incentive stock options were granted to officers at 10% above fair value. The options expire either five or ten years from the grant date under the Plan.

  In 2000, the Company entered into an agreement with an individual to become a board member. The individual was granted 120,000 options to purchase stock at an exercise price of $1.00, fair value of the publicly traded stock at the date the option was granted.

  During November and December 1999, the Company entered into agreements with two individuals to become members of the Board of Directors. By agreeing to serve as a member of the Board of Directors, they were granted options to purchase 100,000 and 146,667 shares of the Company's common stock at an exercise price of approximately $6.09. The director who was granted 100,000 shares in 1999 was granted an additional 46,000 options to purchase the Company's common stock at an exercise price of $3.125, in 2000.

  In 2000 and 1999, the Company also granted stock options to purchase a total of -0- shares and 31,890 shares, respectively, in accordance with the terms of various agreements with other contractors or others providing services. The options were granted at the fair value of the stock at the time the agreements were signed. The options expire ranging up to ten years from the date of grant.

  Under APB 25, no compensation was recognized in the consolidated financial statements for the value of the stock options issued to employees with an exercise price in excess of the estimated fair value of the Company stock at the time of grant. In situations where the fair value of the stock options was considered compensation, compensation expense was recorded and a corresponding amount recorded as additional paid in capital.

  The estimated value of stock options during 2000 and 1999 ranged between $.185 and $.76. The expense recognized for compensation and services for these stock options granted in 2000 and 1999 was $13,500 and $202,062, respectively. Additionally, the value of stock options issued for services relating to offering costs in 2000 was $6,250.

                            ACTIVEWORLDS.COM, INC.

  The table below sets forth information as to options granted in 2000 and 1999:

                                  Number   Weighted Number of Shares  Weighted
                                 of Shares Average  Under Option in   Average
                                   Under   Exercise  Excess or Less  Fair Value
                                  Option    Price   Than Fair Value    Price
                                 --------- -------- ---------------- ----------
   Outstanding at January 1,
    1999.......................    322,683  $.645           --          $--
   Granted during the year.....    556,890   6.19        45,890         3.35
   Exercised during the year...        --     --            --           --
   Expired during the year.....        --     --            --           --
                                 ---------               ------
    Outstanding at December 31,
     1999......................    879,573   4.15        45,890         3.35
   Granted during the year.....    469,000   4.34           --           --
   Exercised during the year...        --     --            --           --
   Expired during the year.....        --     --            --           --
                                 ---------               ------
    Outstanding at December 31,
     2000......................  1,348,573   3.26        45,890         2.00
                                 ---------               ------
   Exercisable at December 31,
    2000.......................    555,039   2.67        34,691         5.34
   Exercisable at December 31,
    1999.......................    369,908    .95        27,224         8.17

  The shares under options at December 31, 2000 were in the following exercise price ranges:

                                              December 31, 2000
                             ---------------------------------------------------
                                                              Options Currently
                                   Options Outstanding           Exercisable
                             ------------------------------- -------------------
                                        Weighted  Weighted              Weighted
                                        Average    Average              Average
                               Number   Exercise Contractual   Number   Exercise
   Exercise Range            of Options  Price      Life     of Options  Price
   --------------            ---------- -------- ----------- ---------- --------
                                                 (in years)
   $0.00-$6.75.............. 1,086,673   $3.06         8      512,473    $ 2.16
   $6.76-$13.12.............   261,900    8.46         5       42,566      9.69
                             ---------                        -------
                             1,348,573                        555,039
                             ---------                        -------

  Reference is also made to note 15.

  Warrants

  In May 1999, the Company issued to an investor a warrant to purchase 166,667 shares of common stock at $8.55 per share (see note 15). The warrant was issued in consideration of the waiver by the investor of registration and other rights the Company had granted in connection with its services relating to the 1999 Acquisition. On April 25, 2000 the investor transferred and gave back to the Company, without recourse, the warrant.

  In 1999, the Company cancelled a contract it had for a marketing firm to provide investor relations services with payments to be made in stock warrants. At the time of cancellation, 166,667 stock warrants had been granted at an exercise price of $5.70.

                            ACTIVEWORLDS.COM, INC.

  In 2000, 325,000 warrants were granted in accordance with the terms of agreements for marketing and financial services. The warrants were granted at the fair value at the time the agreements were signed.

  Reference is also made to note 6A and 6C.

  Warrants outstanding as of December 31, 2000 are as follows:

                                                                     Shares
                                          Date   Exercise  Exercise   under
   Description                           Granted   Price    Period   Warrant
   -----------                           ------- --------- -------- ---------
   Marketing services...................  4/99   $    3.80   4/04     166,667
   Financial services...................  5/99        5.70   5/04   * 166,667
   Services in connection with private
    placement...........................  6/99        5.70   6/04     119,999
   Placement agent warrants.............  6/99   8.55-8.52   6/04   *  22,560
   Public offering......................  5/00       4.675   5/05   1,260,000
   Underwriter unit purchase warrants...  5/00       4.675   5/05     126,000
   Marketing and financial services.....  8/00       1.187   8/05     300,000
   Marketing services...................  9/00        1.40   9/05      25,000
                                                                    ---------
                                                                    2,186,893
   Cancellations........................                            *(189,227)
                                                                    ---------
    Outstanding at December 31, 2000....                            1,997,666
                                                                    ---------

  * Warrants cancelled in connection with May 2000 public offering.

Note 8--Treasury stock

  In August, 2000 the Company announced a repurchase plan of up to 450,000 shares of common stock. At December 31, 2000, treasury stock is shown at a cost of $118,403, which represents 87,527 shares of common stock purchased during August, September and October 2000.

Note 9--Operating leases

  Through March, 1999 the Company leased office facilities in Newburyport, Massachusetts under a tenant-at-will lease agreement requiring sixty days' advance notice of vacancy. In March, 1999 the Company entered into a lease for office space with a 3 year term and a 3 year renewal period. The annual minimum rental payments under the lease will be approximately $31,500.

  Additionally, the Company leased vehicles in 1999 on three year operating leases.

                            ACTIVEWORLDS.COM, INC.

  The future minimum rental payment under all operating leases are as follows (including the 3 year renewal period on the lease for office space):

             Year Ending December 31               Amount
             -----------------------              --------
             2001................................ $ 40,491
             2002................................   33,315
             2003................................   31,500
             2004................................   31,500
             2005 (final year)...................    5,250
                                                  --------
              Total.............................. $142,056
                                                  ========

  Rent expense for 2000 and 1999 was $43,614 and $36,849, respectively.

Note 10--Income taxes

  At December 31, 2000, the Company has a net operating loss carryforward of approximately $1,888,000 that may be used to offset future taxable income. If not used, the carryforward will begin to expire with the year 2018. The temporary difference for income tax reporting on a cash basis results in additional losses of approximately $704,000.

  An allowance has been established for the full amount of the gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

  The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2000:

   Net operating loss carryforward...................................  $408,900
   Accrual basis versus cash basis tax reporting.....................   342,900
                                                                       --------
   Deferred tax asset before valuation allowance.....................   751,800
   Valuation allowance...............................................   751,800
                                                                       --------
   Net deferred tax asset............................................  $     --
                                                                       ========

  The effective combined Federal and State tax rate used in the calculation of the deferred tax asset was 40%.

  The operating loss carryforward is available to reduce Federal and State taxable income and income taxes, respectively, in future years, if any. The realizability of deferred taxes is not assured as it depends upon future taxable income. However, there can be no assurance that the Company will ever realize any future cash flows or benefits from these losses.

  Permanent book/tax differences result from the value of the services of two officers and an employee which was accrued for financial statement purposes but which is not deductible for income tax purposes. These permanent book/tax differences are not reflected in the net deferred tax asset.

                            ACTIVEWORLDS.COM, INC.

Note 11--Earnings per share of common stock

  The number of shares on which the basic earnings per share of common stock has been calculated is as follows:

                                                                      Weighted
                                                                       Average
                                                                      Number of
      Year Ended December 31,                                          Shares
      -----------------------                                         ---------
      1999........................................................... 7,207,145
      2000........................................................... 8,160,899

  Diluted earnings per share of common stock has not been presented for 2000 and 1999 since the effect of including the stock options and warrants outstanding during these years (note 7) would be antidilutive.

  Reference is also made to note 15.

Note 12--Related party transactions

  An officer/stockholder of the Company has received advances from the Company during 1998. Advances to the officer/stockholder outstanding at December 31, 2000 and 1999 totaled $10,491.

  In 2000, two members of the Board of Directors will receive annual compensation of $15,000 and $24,000, respectively. A third member was added to the Board of Directors in December of 2000. He will receive an annual compensation of $15,000.

  The wives of two officers/stockholders are employed by the Company.

  Reference is also made to notes 2E, 7 and 14.

Note 13--Pro forma information

  Pro Forma Compensation:

  The Company granted nonqualified options to purchase 76,830 shares of common stock to an employee. The fair value of these options has been estimated at $.19 per share. During the period from June 1, 1997 to May 31, 1998, 38,415 of the options vested and the remaining 38,415 options vested during the period June 1, 1998 to May 31, 1999. Additionally, the Company granted 100,000 stock options to a member of the Board of Directors upon joining the Board (see note 7): 20,000 options vested immediately at the date of grant; the remaining 80,000 options vest at the rate of 20,000 on each of the four succeeding anniversary dates. The fair value of the vested options has been estimated at $.34 per share. (None of the 146,667 stock options granted to the other member of the Board vest until after services have been performed. No services were performed during 1999.)

                            ACTIVEWORLDS.COM, INC.

  SFAS 123 allows the Company to account for stock-based compensation arrangements under the provisions of APB 25. Accordingly, the proforma compensation for the stock options is $-0- and $9,996 for 2000 and 1999, respectively.

                                                         Year Ended December
                                                                 31,
                                                        ----------------------
                                                          2000        1999
                                                        ---------  -----------
   Proforma information
   Net (loss) before (provision for) benefit from
    income taxes, per consolidated statement of
    operations......................................... $(105,096) $(1,045,819)
   Proforma adjustment for fair value of stock
    options............................................        --       (9,996)
                                                        ---------  -----------
   Proforma (loss)..................................... $(105,096) $(1,055,815)
                                                        ---------  -----------

  Reference is also made to note 15.

Note 14--Commitments

  A. Software development

  On October 9, 1999 the Company entered into an agreement with a customer to develop software for use in operating a virtual shopping mall. The term of the agreement is four years. The total amount of the contract is for no less than $1,000,000 but no more than $1,500,000. Additionally, the Company will receive a fee equal to 1% of the revenue collected by the customer for the virtual shopping mall once it is operational. In 2000 the Company recognized revenue of $376,662 on the contract.

  In January 2001 the Company entered into a contract with a customer to develop virtual reality environments for use by the customer. The amount of the contract is approximately $52,000. The contract will expire upon the completion of the development of the environments as specified in the contract.

  B. Employment contracts

  Effective January 21, 1999, the Company entered into three-year employment agreements with its president and chief financial officer. Under the agreements annual compensation for each is $140,000. Additionally, the president and chief financial officer each were granted options to purchase up to 9,333 shares of the Company's common stock at an exercise price of $.83 per share. The agreements also provide for the president and chief financial officer to be eligible to participate in a bonus pool of not more than 10% of income before taxes, in excess of $750,000. A compensation committee will have sole discretion as to the allocation of the bonus pool among the senior executives. The bonus is not cumulative during any fiscal year.

  Each agreement contains a provision whereby if the Company breaches the provisions of the agreement, if the employee terminates the agreement for "good reason" or if the Company terminates the employee other than for cause (as defined in the agreement), the employee shall be entitled to payment equal to the lesser of (a) one year's salary and bonus for the period of employment prior to calendar year in which termination occurred; or (b) the salary due for the balance of the term plus a pro rata portion of the bonus paid to the employee for the previous year.

  Each agreement contains a provision whereby if the Company breaches the provisions of the agreement, if the employee terminates the agreement for "good reason" or if the Company terminates the employee other

                            ACTIVEWORLDS.COM, INC.

  than for cause (as defined in the agreement), the employee shall be entitled to payment equal to the lesser of (a) one year's salary and bonus for the period of employment prior to calendar year in which termination occurred; or (b) the salary due for the balance of the term plus a pro rata portion of the bonus paid to the employee for the previous year.

  Effective February 12, 1999, the Company entered into a five-year employment agreement with the Company's lead programmer. Under the agreement, annual compensation starts at $100,000, increased annually by 10% of previous year's salary. Additionally, the employee was granted options to purchase up to 116,667 shares of the Company's common stock at an exercise price of $9.19 per share. (See note 7.)

  C. Revenue Sharing Agreement

  During 2000 the Company entered into an agreement with an internet on-line service provider to promote and market the Activeworlds.com services to the service provider's members. The term of the agreement is one year. Revenue from new members generated under the agreement is shared equally. The agreement requires Activeworlds.com to make four quarterly installments in the amount of $112,500 as a guarantee against future revenues earned from memberships derived from the on-line service provider. As of December 31, 2000, the Company made two installments in the total amount of $225,000 that was recorded as a prepayment on the contract. Approximately $3,100 was received from memberships under the contract as of December 31, 2000. Therefore $1,550 was recognized as an expense in 2000 leaving a prepaid balance as of December 31, 2000 of $223,450.

  D. Marketing services

  In 2000, the Company entered into a contract with two consultants to provide marketing services. Under the agreements, the consultants are to provide the Company with prospective customers to utilize the products and services of the Company. The consultants will receive a consulting fee and/or stock options in the event the prospective customers become customers. The contracts expire on or before December 31, 2001. As of December 31, 2000, the Company did not enter into an agreement with a prospective customer provided by the consultants.

Note 15--Reverse stock split

  On February 29, 2000, the Company approved a two-for-three reverse stock split of the Company's outstanding common stock, an action which also resulted in adjustments to the Company's outstanding stock options and warrants (which were also converted on a two-for-three basis) and the related exercise prices (which were increased accordingly by 50%). The reverse stock split became effective on April 10, 2000. The accompanying financial statements and footnotes have been restated to reflect this two-for-three reverse stock split.