Form 10QSB
period 2001-03-31
ACTIVEWORLDS COM INC
filed 2001-05-15
CIK 1089531

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________.

                        Commission File Number: 001-15819

                             ACTIVEWORLDS.COM, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-3883101
   (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

               95 PARKER STREET, NEWBURYPORT, MASSACHUSETTS 01950
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (978) 499-0222.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] _____ No [ ]


      As of March 31, 2001, there were outstanding 8,600,088 shares of Common Stock, par value $.001, of the registrant.

                             ACTIVEWORLDS.COM, INC.
                 MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                          Page Number
Item 1. Financial Statements
        Consolidated Balance Sheets as of March 31, 2001 and
        December 31, 2000......................................................3
        Consolidated Statements of Operations
             for the three months ended March 31, 2001 and 2000................4
        Consolidated Statements of Cash Flows
             for the three months ended March 31, 2001 and 2000................5
        Notes to Consolidated Financial Statements.............................6
Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................8

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings......................................................9


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                             ACTIVEWORLDS.COM, INC.

                           Consolidated Balance Sheet


                                                                           March 31,  December 31,
                                                                             2001          2000
                                                                          -----------  -----------
                                                                          (Unaudited)
                                     Assets
Current assets
    Cash                                                                   $3,177,781   $3,491,818
    Accounts receivable, trade - net of allowance for doubtful accounts
     Of $5,000 and $5,000                                                       4,098      139,500
    Contracts in progress in excess of billings                               339,585      308,737
    Prepaid expenses                                                           66,417       80,667
    Advances to officer/stockholder/employees                                  11,551       11,551
    Prepaid marketing                                                         265,915      223,450
                                                                          -----------   ----------
              Total current assets                                          3,865,347    4,255,723
                                                                          -----------   ----------

Property and equipment
    Leasehold improvements                                                     27,334       27,334
    Equipment and fixtures                                                    324,140      297,187
                                                                          -----------   ----------
                                                                              351,474      324,521
    Less: accumulated depreciation and amortization                            85,547       72,558
                                                                          -----------   ----------
              Property and equipment, net                                     265,927      251,963
                                                                          -----------   ----------
              Total assets                                                 $4,131,274   $4,507,686
                                                                          -----------   ----------


                      Liabilities and Stockholders' Equity
Current liabilities
    Current portion - capital lease                                       $     9,362   $    9,900
    Accounts payable                                                          187,334       52,382
    Accrued liabilities                                                        53,377       66,705
    Deferred revenue                                                          160,591      135,726
                                                                          -----------   ----------
              Total current liabilities                                       410,664      264,713

Capital lease, net of current portion                                              --        1,951

Commitments and contingencies
                                                                          -----------
              Total liabilities                                               410,664      266,664
                                                                          -----------   ----------

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued or outstanding                                              --           --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      8,515,235 shares
      issued and outstanding                                                    8,515        8,515
    Additional paid-in capital                                              6,306,494    6,292,994
    Note receivable for shares issued                                          (6,500)      (6,500)
    Treasury stock                                                           (118,403)    (118,403)
    Accumulated deficit                                                    (2,469,496)  (1,935,584)
                                                                          -----------  -----------
              Total stockholders' equity                                    3,720,610    4,241,022
                                                                          -----------  -----------
              Total liabilities and stockholders' equity                  $ 4,131,274  $ 4,507,686
                                                                          -----------  -----------

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Operations



                                                                              Three Months Ended
                                                                                   March 31
                                                                            ----------------------
                                                                                            2000
                                                                                2001     (Restated)
                                                                                  (Unaudited)
Revenues                                                                    $ 128,798     $461,552
                                                                            ---------     --------

Operating expenses
    Selling, general and administrative expenses                              666,497      271,514
    Research and development expenses                                          40,038       38,077
                                                                            ---------     --------
              Total operating expenses                                        706,535      309,591
                                                                            ---------     --------
    Income (loss) from operations                                            (577,737)     151,961

Interest income                                                                43,580        2,226
                                                                            ---------     --------
    Income (loss) before (provision for) benefit from income taxes           (534,157)     154,187
(Provision for) benefit from income taxes                                          --           --
                                                                            ---------     --------
    Net income (loss)                                                       $(534,157)    $154,187
                                                                            ---------     --------
Earnings (loss) per share of common stock
    Basic                                                                   $   (.063)    $   .022
                                                                            ---------     --------
    Diluted                                                                               $   .021
                                                                                          --------

                             ACTIVEWORLDS.COM, INC.

                      Consolidated Statement of Cash Flows


                                                                               Three Months Ended
                                                                                    March 31
                                                                            -----------------------
                                                                                            2000
                                                                               2001      (Restated)
                                                                            ----------   ----------
                                                                            (Unaudited)
Operating activities
    Net income (loss)                                                       $(534,157)  $  154,187
    Adjustment to reconcile net income (loss) to net cash (used)
      by operating activities
       Depreciation and amortization                                           12,989        8,598
       Change in estimate of allowance for doubtful accounts                       --      (15,000)
       Options issued for compensation and services                            13,500           --
       Contracts in progress in excess of billings                            (30,848)    (134,494)
       Changes in operating assets and liabilities which provided
          (used) cash
          Accounts receivable                                                 135,402       35,000
          Prepaid expenses                                                    (27,970)     (22,752)
          Accounts payable                                                    134,952       79,406
          Accrued liabilities                                                 (13,328)     (20,000)
          Deferred revenue                                                     24,865       44,846
                                                                            ---------   ----------
              Net cash provided by (used in) operating activities            (284,595)     129,791
                                                                            ---------   ----------

Investing activities
    Purchases of equipment and leasehold improvements                         (26,953)      (6,207)
                                                                            ---------   ----------
              Net cash (used in) investing activities                         (26,953)      (6,207)
                                                                            ---------   ----------

Financing activities
    Payments on capital lease obligation                                       (2,489)      (2,331)
    Deferred offering costs                                                        --      (60,603)
                                                                            ---------    ---------
              Net cash (used in) financing activities                          (2,489)     (62,934)
                                                                            ----------   ---------

Net increase (decrease) in cash                                              (314,037)      60,650
Cash at beginning of period                                                 3,491,818      481,408
                                                                           ----------    ---------

              Cash at end of period                                        $3,177,781    $ 542,058
                                                                           ----------    ---------

Supplemental disclosure information
    Cash paid for interest during the period                               $      157    $     318
                                                                           ----------    ---------
    Cash paid for income taxes during the period                           $       --    $      --
                                                                           ----------    ---------


Note  1 -   Basis of presentation

            The accompanying 2001 and 2000 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form SB-2 (including amendments 1 through 4), which contains financial information for the years ended December 31, 2000 and 1999.

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

Note 3 -    Deferred revenue

            Deferred revenue consists of the following:

                                                    March 31,      December 31,
                                                      2001             2000
                                                  ------------    -------------
                                                   (Unaudited)

                      Deferred memberships          $  87,222       $ 74,757
                      Advances on royalties            25,227         25,227
                      Deferred licenses                48,142         35,742
                                                    ---------       --------

                                                    $ 160,591       $135,726
                                                    ---------       --------
Note 4 -    Issuance of common stock

            In May 2000, the Company issued 1,260,000 shares of its common stock in a public offering and received $4,819,500 of proceeds after deducting underwriter's discount but before deducting offering related expenses.

Note  5 -  Earnings (loss) per share of common stock

      The number of shares on which the basic earnings (loss) per share of common stock has been calculated is as follows:

                                                            Weighted Average
             Three Months Ended March 31,                   Number of Shares
             -----------------------------               ----------------------
                     (Unaudited)
                        2001                                   8,515,235
                        2000                                   7,342,762

      The diluted earnings (loss) per share of common stock for the three months ended March 31, 2000 has been calculated using 7,421,138 weighted average number of shares. Diluted earnings (loss) per share of common stock has not been presented for the three months ended March 31, 2001 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 6 -  Long-term contracts

      In 1999, the Company entered into a significant long-term contract. Revenue from the contract was recognized as the phases were accepted by the customer. At December 31, 1999, the Company had not completed a phase under the contract and contract payments received were recognized as deferred revenue. At December 31, 2000, as the contract developed and more reliable estimates were available, the percentage-of-completion method of accounting was determined to be the preferable method of accounting for long-term contracts. Under the percentage-of-completion method of accounting, costs and estimated gross margins are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. Billings on the contracts are recorded as advance billings on the contract until the contract is substantially completed. As of March 31, 2001 and December 31, 2000, costs and estimated gross margin on the contract in excess of advanced billings was $339,585 and $308,737, respectively.

      The consolidated statement of operations and cash flows for the quarter ended March 31, 2000 have been restated to reflect the adoption of the percentage-of-completion method of accounting.

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

      Our goals are to be the leader in three-dimensional Internet environments and interactive communication and to position our software platform as a standard for the delivery of three-dimensional content over the Internet. In furtherance of these goals, we have chosen to offer our three-dimensional browser to users free of charge to promote the use our software platform. There have been over 1.5 million downloads of the Active Worlds browser.

         We believe that by continually enhancing our technology, developing new applications for the three-dimensional Internet market, implementing an extensive marketing effort and entering into strategic partnerships, we will be able to achieve our goals. We believe that three-dimensional Internet applications provide enhanced richness that will be of interest to users developing Internet-based advertising, distance learning, training, entertainment, e-commerce, leisure time and chat applications and other on-line activities. As three-dimensional Internet technology becomes more accepted, we believe that a market will develop for our technology in these areas.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

      Our principal source of revenue to date has been from the license of our uniservers and galaxervers and from development projects for our customers. We also generate revenue from the annual $19.95 registration fee, which is paid by our users who become citizens, and from technical support services which we offer to our licensees. Revenue from advertising has been nominal. We recognize revenue from membership fees and licenses ratably over the periods the memberships and licenses are in effect.

      Revenue for the three months ended March 31, 2001 declined approximately 72% to $128,798 from $461,552 for the three months ended March 31, 2000. Of this amount, approximately $31,300 was related to revenue recognized for development work pursuant to our contracts with 3D Global & Siemens. The decrease over the same period last year was primarily the result of less recognition of revenue in our development contracts and a decrease in licensing of our uniservers and Galaxervers.

      Our selling, general and administrative expenses in the three months ended March 31, 2001 increased approximately 245% to $666,497 from $271,514 for the same period in 2000. The increase was the result of an increase in promotion and advertising, adding additional staff, and an increase in professional fees.

      Research and development expenses in the three months ended March 31, 2001 increased 9.5% to $40,038 from $38,077 for the same period in 2000. This increase reflects a general increase in our research and development efforts.

      As a result of the foregoing, we sustained a net loss of $534,157, or $(.063) per share (basic), for the three months ended March 31, 2001, as compared with net income of $154,187, or a basic earnings per share of $.022 and a diluted earnings per share of $.021 for the same period in 2000. Diluted earnings (loss) per share of common stock has not been presented for the three months ended March 31, 2001 since the effect of including the stock options and warrants outstanding would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, we had working capital of $3,454,683, of which $3,177,781 was cash. The working capital reflected the remaining cash from our May public offering, from which we received aggregate net proceeds of approximately $4.8 million. We have no credit facility. Our cash balances represent substantially our only current asset. At March 31, 2001, our accounts receivable net of allowance for doubtful accounts was $4,098. At March 31, 2001, our working capital was sufficient to meet our near cash requirements for the next twelve months.

      We have a net operating loss carry forward in the amount of $2,320,365 as of March 31, 2001, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

      The Company is in the third phase of its contract with 3D Global. During the current period a required payment for the third phase of the contract was not made by 3D Global as required under the contract. The Company and 3D Global are in the process of renegotiating the contract to allow 3D Global to pay a required installment under phase III of the contract with 3D Global stock in lieu of cash. The value of the stock to be received is based on the minimum value under the original contract terms. However, the total value of the original contract remains intact. Progress on the contract was decreased during the current period due to the negotiation process.

      To the extent that our marketing effort or strategic partnership program is not successful and these expenses exceed our expectations and we are unable to generate cash flow from our operations, we may require additional funding during the next twelve months. We may not be able to obtain financing when we require it, and any financing may be offered on terms which are unacceptable to us and may result in substantial dilution to our stockholders. If we are unable to raise needed funds, we may have to reduce the scope or our marketing and development activities, which would have a material adverse effect upon our business and financial condition.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, he Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ACTIVEWORLDS.COM, INC.


Date: May 15, 2001              By: /S/ J.P. McCormick
                                ----------------------------
                                J. P. McCormick,
                                Chief Financial Officer