Form 10QSB
period 2001-06-03
ACTIVEWORLDS COM INC
filed 2001-08-14
CIK 1089531

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________.

                        Commission File Number: 001-15819

                               ACTIVEWORLDS CORP.
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

                             ACTIVEWORLDS.COM, INC.
                   (Former Name, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 13, 2001, there were outstanding 8,600,088 shares of Common Stock, par value $.001, of the registrant.

                               ACTIVEWORLDS CORP.
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number
Item 1.   Financial Statements
          Consolidated Balance Sheets as of June 30, 2001 and
          December 31, 2000................................................4
          Consolidated Statements of Operations
            for the six months ended June 30, 2001 and 2000................5
          Consolidated Statements of Cash Flows
            for the six months ended June 30, 2001 and 2000................6
          Notes to Consolidated Financial Statements.......................7
Item 2.   Management's Discussion and Analysis of
            Financial Condition andResults of Operations..................10

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................13

Item 4.   Submission of Matters to a vote of Security Holders.............13

Item 5.   Other Information...............................................14

Item 6.   Exhibits and Reports on Form 8-k................................14

          Signatures......................................................15

                       SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Activeworlds Corp. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           Consolidated Balance Sheets


                                                                         June 30,       December 31,
                                                                           2001            2000 *
                                                                       ------------    ------------
                                                                       (Unaudited)
                                     Assets
Current assets
   Cash                                                                 $ 2,716,880      $ 3,491,818
   Accounts receivable, trade - net of allowance for doubtful
     accounts of $5,000 and $5,000                                          145,146          139,500
   Contracts in progress in excess of billings                                    -          308,737
   Prepaid expenses                                                          42,357           80,667
   Advances to officer/employees                                             13,064           11,551
   Prepaid marketing                                                        181,810          223,450
                                                                        -----------      -----------
           Total current assets                                           3,099,257        4,255,723
                                                                        -----------      -----------

Property and equipment
   Leasehold improvements                                                    27,334           27,334
   Equipment and fixtures                                                   349,140          297,187
                                                                        -----------      -----------
                                                                            376,474          324,521
   Less: accumulated depreciation and amortization                           99,695           72,558
                                                                        -----------      -----------
           Property and equipment, net                                      276,779          251,963
                                                                        -----------      -----------

           Total assets                                                 $ 3,376,036      $ 4,507,686
                                                                        -----------      -----------


                      Liabilities and Stockholders' Equity
Current liabilities
   Current portion - capital lease                                      $     6,835      $     9,900
   Accounts payable                                                         134,919           52,382
   Accrued liabilities                                                       19,229           66,705
   Deferred revenue                                                         172,829          135,726
                                                                        -----------      -----------
           Total current liabilities                                        333,812          264,713

Capital lease, net of current portion                                             -            1,951

Commitments and contingencies
                                                                        -----------

           Total liabilities                                                333,812          266,664
                                                                        -----------      -----------

Stockholders' equity
   Preferred stock, $.001 par value, 500,000 shares authorized, no
     shares issued or outstanding                                                 -                -
   Common stock, $.001 par value, 50,000,000 shares authorized,
     8,515,235 shares issued and outstanding                                  8,515            8,515
   Additional paid-in capital                                             6,306,494        6,292,994
   Note receivable for shares issued                                         (6,500)          (6,500)
   Treasury stock                                                          (118,403)        (118,403)
   Accumulated deficit                                                   (3,147,882)      (1,935,584)
                                                                        -----------      -----------
           Total stockholders' equity                                     3,042,224        4,241,022
                                                                        -----------      -----------

           Total liabilities and stockholders' equity                   $ 3,376,036      $ 4,507,686
                                                                        -----------      -----------


*Derived from audited financial statements

See notes to consolidated financial statements

                      Consolidated Statements of Operations


                                                    Three Months Ended          Six Months Ended
                                                         June 30                     June 30
                                              ---------------------------   -------------------------
                                                                  2000                        2000
                                                   2001        (restated)    2001          (restated)
                                              -------------- -------------- ------------ ------------
                                                      (Unaudited)                    (Unaudited)

Revenues                                      $   133,872     $   229,409   $   262,671    $   690,961
                                              -----------     -----------   -----------    -----------

Operating expenses
   Selling, general and administrative
   expenses                                       816,308         267,956     1,467,261        534,993
   Research and development expenses               81,432          46,199       136,770         88,753
                                              -----------     -----------   -----------    -----------
           Total operating expenses               897,740         314,155    (1,604,031)       623,746
                                              -----------     -----------   -----------    -----------

   Income (loss) from operations                 (763,868)        (84,746)   (1,341,360)        67,215

Interest income                                    28,171          38,144        71,506         40,370
                                              -----------     -----------   -----------    -----------
   Income (loss) before debt
     forgiveness and (provision for)
     benefit from income taxes                   (735,697)        (46,602)   (1,269,854)       107,585
Debt forgiveness                                   57,310               -        57,310              -
                                              -----------     -----------   -----------    -----------
   Income (loss) before (provision for)
     benefit from income taxes                   (678,387)        (46,602)   (1,212,544)       107,585
(Provision for) benefit from income                     -               -             -              -
   taxes                                      -----------     -----------   -----------    -----------

   Net income (loss)                          $  (678,387)    $   (46,602)  $(1,212,544)   $   107,585
                                              -----------     -----------   -----------    -----------

Earnings (loss) per share of common
stock
   Basic                                      $      (.08)    $     (.006)  $     (.142)   $      .014
                                              -----------     -----------   -----------    -----------
   Diluted                                                                                 $      .014
                                                                                           -----------


See notes to consolidated financial statements

                      Consolidated Statement of Cash Flows


                                                                               Six Months Ended
                                                                                    June 30
                                                                          --------------------------
                                                                                            2000
                                                                             2001         (Restated)
                                                                          ----------     -----------
                                                                                  (Unaudited)

Operating activities
   Net income (loss)                                                      $(1,212,544)  $   107,585
   Adjustment to reconcile net income (loss) to net cash provided
     (used) by operating activities
      Depreciation and amortization                                            27,137         8,598
      Contract billing adjustment                                             124,230             -
      Change in estimate of allowance for doubtful accounts                         -       (15,000)
      Options issued for compensation and services                             13,500             -
      Contracts in progress in excess of billings                             308,737       (87,892)
      Changes in operating assets and liabilities which provided
        (used) cash
         Accounts receivable                                                 (129,876)       35,000
         Advances to officer/employees                                         (1,513)            -
         Prepaid expenses                                                      79,950       (22,752)
         Accounts payable                                                      82,537        79,406
         Accrued liabilities                                                  (47,476)      (20,000)
         Deferred revenue                                                      37,103        44,846
                                                                          -----------   -----------
           Net cash provided by (used in) operating activities               (718,215)      129,791
                                                                          -----------   -----------

Investing activities
   Purchases of equipment and leasehold improvements                          (51,706)       (6,207)
                                                                          -----------   -----------
           Net cash (used in) investing activities                            (51,706)       (6,207)
                                                                          -----------   -----------

Financing activities
   Payments on capital lease obligation                                        (5,017)       (2,331)
   Deferred offering costs                                                          -       (60,603)
                                                                          -----------   -----------
           Net cash (used in) financing activities                             (5,017)      (62,934)
                                                                          -----------   -----------

Net increase (decrease) in cash                                              (774,938)       60,650
Cash at beginning of period                                                 3,491,818       481,408
                                                                          -----------   -----------

           Cash at end of period                                          $ 2,716,880   $   542,058
                                                                          -----------   -----------

Supplemental disclosure information
   Cash paid for interest during the period                               $       276   $       318
                                                                          -----------   -----------
   Cash paid for income taxes during the period                           $         -   $         -
                                                                          -----------   -----------


See notes to consolidated financial statements

Activeworlds Corp. Notes to Interim Consolidated Financial Statements
(unaudited)

Six Months Ended June 30, 2001

Note 1 -   Basis of presentation

           The accompanying 2001 and 2000 unaudited interim consolidated financial statements included herein have been prepared by the Activeworlds Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2000 and 1999.

           The information provided in these financial statements reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The Company changed its name to Activeworlds Corp. from Activeworlds.com, Inc. on June 27, 2001.

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

Note 3 -   Deferred revenue

           Deferred revenue consists of the following:

                                                    June 30,      December 31,
                                                      2001            2000
                                                  -----------     ------------
                                                   (Unaudited)

                   Deferred memberships           $   102,248     $    74,757
                   Advances on royalties               25,227          25,227
                   Deferred licenses                   45,354          35,742
                                                  -----------     -----------
                                                  $   172,829     $   135,726
                                                  -----------     -----------
Note 4 -   Income taxes

           At June 30, 2001, the Company has a net operating loss carryforward of approximately $2,766,375 that may be used to offset future taxable income.

           An allowance has been established for the full amount of gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

Note 5 -   Earnings (loss) per share of common stock

           The number of shares on which the basic earnings (loss) per share of common stock has been calculated is as follows:

                             Periods
                  ---------------------------------       Weighted Average
                    Three Months Ended June 30,           Number of Shares
                  ---------------------------------     ------------------
                           (Unaudited)

                               2001                          8,515,235

                               2000                          8,076,608


                                                          Weighted Average
                     Six Months Ended June 30,            Number of Shares
                 -----------------------------------     ------------------
                           (Unaudited)

                               2001                          8,515,235

                               2000                          7,711,712

           The diluted earnings (loss) per share of common stock for the six months ended June 30, 2000 has been calculated using 7,816,213 weighted average number of shares. Diluted earnings (loss) per share of common stock has not been presented for the three and six months ended June 30, 2001 and three months ended June 30, 2000 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 6 -   Long-term contracts

           In 1999, the Company entered into a significant long-term contract. Revenue from the contract was recognized as the phases were accepted by the customer. At December 31, 1999, the Company had not completed a phase under the contract and contract payments received were recognized as deferred revenue. At December 31, 2000, as the contract developed and more reliable estimates were available, the percentage-of-completion method of accounting was determined to be the preferable method of accounting for long-term contracts. Under the percentage-of-completion method of accounting, costs and estimated gross margins are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. Billings on the contracts are recorded as advance billings on the contract until the contract is substantially completed. As of June 30, 2001 and December 31, 2000, costs and estimated gross margin on the contract in excess of advanced billings was $0 and $308,737, respectively.

           The consolidated statements of operations and cash flows for the six months ended June 30, 2001 have been restated to reflect the adoption of the percentage-of-completion method of accounting.

Note 7 -   Contract in progress adjustment

           In May 2001, the Company agreed to take 9,800,000 shares of common stock of its largest contractor in full and final payment on the work completed to date on the contract. The effect of the settlement under the contract has resulted in an adjustment to contracts in progress in excess of billings of $216,880. The stock was issued in July of 2001.

Note 8 -   Debt forgiveness

           The Company and their former legal counsel have agreed to an adjustment for their professional services in the amount of $57,340. The services were provided in the first quarter of 2001.

ITEM 2. MAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         Activeworlds Corp. is a provider of Internet software products and services that enable the efficient delivery of three-dimensional content over the Internet and intranets. Our comprehensive software platform is comprised of proprietary three-dimensional server software, browser, and authoring tools. Using our Active Worlds technology, users are able to create objects and structures in virtual worlds which other users can see and explore in real time. We believe that the emergence of the Internet as a global communications medium has increased the demand for efficient delivery of rich multimedia and three-dimensional content.

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

         We believe that by continually enhancing our technology, developing new applications for the three-dimensional Internet market and entering into strategic partnerships, we will be able to achieve our goals. We believe that three-dimensional Internet applications provide enhanced richness that will be of interest to users developing Internet-based advertising, distance learning, training, entertainment, e-commerce, leisure time and chat applications and other on-line activities. As three-dimensional Internet technology becomes more accepted, we believe that a market will develop for our technology in these areas.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED WITH THREE MONTHS ENDED
JUNE 30, 2000

         Our principal source of revenue to date has been from the license of our uniservers and galaxervers and from development projects for our customers. We also generate revenue from the annual $19.95 registration fee, which is paid by our users who become citizens, and from technical support services which we offer to our licensees. Revenue from advertising has been nominal. We recognize revenue from licenses and membership fees ratably over the periods the memberships and licenses are in effect.

         Revenue for the three months ended June 30, 2001 declined approximately 42%, to $133,872 from $229,409 for the three months ended June 30, 2000. This decrease resulted from a decrease in licensing of our uniservers and galaxervers, and a decrease in recurring revenue from our citizen registration fees. In addition we have not performed any substantial additional work on the third phase of our contract with 3D-Global (formerly Advanced Shopping Centre Management Pty Limited). 3D-Global is in the process of securing companies to participate in the 3D mall developed under the contract. This process has not generated any substantial clients to date. We have agreed to take 9,800,000 shares of 3D-Global stock in full and final payment for work completed to date on the contract. The effect of the contract settlement resulted in an adjustment to contracts in progress in excess of billings of $216,880. 3D-Global stock currently trades on the Australian Stock exchange under the symbol TBL. We received the stock in July of 2001.

         Our selling, general and admintistrative expenses in the three months ended June 30, 2001 increased approximately 205% to $816,308 from $267,956 for the same period in 2000. Between this period in 2000 and 2001, we hired additional staff, and increased marketing activities. Additionally, an adjustment to contracts in progress as discussed above is included in the three months ended June 30, 2001 general and administrative expenses.

         Research and development expenses in the three months ended June 30, 2001 increased 76% to $81,432 from $46,199 for the same period in 2000. This increase reflects a general increase in our research and development efforts.

         As a result of the foregoing, we sustained a net loss of $678,387, or $(.080) per share (basic), for the three months ended June 30, 2001, as compared with net loss of $46,602, or a basic earnings per share of $(.006) for the three months ended June 30, 2000. Diluted earnings (loss) per share of common stock has not been presented for the three months ended June 30, 2001 and June 30, 2000 since the effect of including the stock options and warrants outstanding would be antidilutive.

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED WITH SIX MONTHS ENDED
JUNE 30, 2000

         Revenue for the six months ended June 30, 2001 declined approximately 62%, to $262,671 from $690,961 for the six months ended June 30, 2000. This decrease resulted from a decrease in licensing of our uniservers and galaxervers, a decrease in recurring revenue from our citizen registration fees and a decrease in work performed for 3D-Global.

         Our selling, general and administrative expenses in the six months ended June 30, 2001 increased approximately 174% to $1,467,261 from $534,993 for the same period in 2000. Between this period in 2000 and 2001, we hired additional staff, and increased marketing activities. Additionally, an adjustment to contracts in progress as discussed above is included in the six months ended June 30, 2001 general and administrative expenses.

         Research and development expenses in the six months ended June 30, 2001 increased approximately 54% to $136,770 from $88,753 for the same period in 2000. This increase reflects a general increase in our research and development efforts.

         As a result of the foregoing, we sustained a net loss of $1,212,544 or $(.142) per share (basic), for the six months ended June 30, 2001, as compared with net profit of $107,585 or a basic and dilutive earnings per share of $.014. Diluted earnings (loss) per share of common stock has not been presented for the six months ended June 30, 2001 since the effect of including the stock options and warrants outstanding would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, we had working capital of $2,765,445. The working capital reflected the remaining cash from our May 2000 public offering, from which we received aggregate net proceeds of approximately $4.8 million. We have no credit facility. Our cash balances represent substantially our only current asset. At June 30, 2001, our accounts receivable were $145,146. At June 30, 2001, our working capital was sufficient to meet our near cash requirements for the next twelve months.

         We have a net operating loss carry forward in the amount of approximately $2,766,375 as of June 30, 2001, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

        To the extent that our strategic partnership program is not successful and these expenses exceed our expectations and we are unable to generate cash flow from our operations, we may require additional funding during the next twelve months. We may not be able to obtain financing when we require it, and any financing may be offered on terms which are unacceptable to us and may result in substantial dilution to our stockholders. If we are unable to raise needed funds, we may have to reduce the scope or our marketing and development activities, which would have a material adverse effect upon our business and financial condition.

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

        Recent Accounting Pronouncements

                 In June 1997, the Financial Accounting Standards Board (FASB) issued Reporting Comprehensive Income (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 offers alternatives for presentation of disclosure required by the standard. The adoption of SFAS No. 130 had no impact on our results of operations, financial position or cash flows, as the amount of comprehensive income (loss) is the same as the net income (loss) or all periods presented.

                 In June 1997, the FASB issue Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 had no impact on our results of operations, financial position or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 23, 2001, the Company held its annual meeting of shareholders at which the following proposals were adopted: (i) the election of the Company's Board of Directors; (ii) the appointment of Pannell Kerr Forster, P.C. to serve as the Company's independent accountants for the ensuing year; (iii) the approval of amendments to the Restated 1999 Long-Term Incentive Plan and ratification of options granted under such plan since the date of its amendment by the Board of Directors; and (iv) the appointment of Gersten, Savage & Kaplowitz, LLP, as corporate counsel to the Corporation.

Proposal 1

The following persons listed below were elected to serve on the Company's Board of Directors.

The Inspector of Election gave the following report in favor of and against the proposal:



                      For                   Against       Abstain       Withheld

Richard F. Noll       7,622,206             67            12,573        965,242
J.P. McCormick        7,622,206             67            12,573        965,242
Alexander Adelson     7,622,273             0             12,573        965,242
Sean Deson            7,622,273             0             12,573        965,242
Bruce D. Judson       7,622,273             0             12,573        965,242

Proposal 2

The second proposal was the ratification of the appointment of Pannell Kerr Forster, P.C. as the Corporation's independent auditors of the Corporation for the fiscal year ending December 31, 2001.

The Inspector of Election gave the following report in favor of and against the proposal:

                      For                   Against      Abstain        Withheld

                      7,621,013             8,933         4,900         965,242

Proposal 3

The third Proposal was the ratification of and approval of amendments to the Restated 1999 Long-Term Incentive Plan and the ratification of options granted under such plan since the date of its amendment by the Board of Directors.

The Inspector of Election gave the following report in favor of and against the proposal:

                      For                   Against        Abstain      Withheld

                      6,585,688             20,728        1,028,430     965,242

Proposal 4

The fourth proposal was to ratify the appointment of Gersten, Savage & Kaplowitz, LLP, as corporate counsel to the Corporation.

The Inspector of Election gave the following report in favor of and against the proposal:

                      For                   Against        Abstain      Withheld

                      5,707,417              0             0           2,892,671

ITEM 5.  OTHER INFORMATION


           The Company changed its name from Activeworlds.com, Inc. to Activeworlds Corp. on June 27, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        None.

(b)     Reports on Form 8-K.

        There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ACTIVEWORLDS.COM, INC.

Date: August 14, 2001                             By: /s/ J. P. McCormick
                                                      --------------------------
                                                      J. P. McCormick,
                                                      Chief Financial Officer