Form 10QSB
period 2001-09-30
ACTIVEWORLDS COM INC
filed 2001-11-14
CIK 1089531

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of September 28, 2001, there were outstanding 8,600,088 shares of Common Stock, par value $.001, of the registrant.

                               ACTIVEWORLDS CORP.
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                     Page Number
Item 1.  Financial Statements
         Consolidated Balance Sheet as of September 30, 2001
              and December 31, 2000............................................4
         Consolidated Statement of Operations
              for the nine months ended September 30, 2001 and 2000............5
         Consolidated Statement of Cash Flows
              for the nine months ended September 30, 2001 and 2000............6
         Notes to Consolidated Financial Statements............................7
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-k.....................................13

         Signatures...........................................................14

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

PART I -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           Consolidated Balance Sheet

                                                                                   September 30,   December 31,
                                                                                        2001           2000 *
                                                                                   ------------    -----------
                                                                                   (Unaudited)
                                     Assets
Current assets
    Cash                                                                            $ 2,249,411    $ 3,491,818
    Accounts receivable, trade - net of allowance for doubtful accounts
     of $5,000 and $5,000                                                                14,953        139,500
    Contracts in progress in excess of billings                                            --          308,737
    Prepaid expenses                                                                     25,857         80,667
    Advances to officer/employees                                                        12,490         11,551
    Prepaid marketing                                                                    84,105        223,450
                                                                                    -----------    -----------
              Total current assets                                                    2,386,816      4,255,723
                                                                                    -----------    -----------

Property and equipment
    Leasehold improvements                                                               27,334         27,334
    Equipment and fixtures                                                              349,140        297,187
                                                                                    -----------    -----------
                                                                                        376,474        324,521
    Less: accumulated depreciation and amortization                                     124,820         72,558
                                                                                    -----------    -----------
              Property and equipment, net                                               251,654        251,963
                                                                                    -----------    -----------
Investments                                                                              65,300           --
                                                                                    -----------    -----------

              Total assets                                                          $ 2,703,770    $ 4,507,686
                                                                                    -----------    -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Current portion - capital lease                                                 $     4,269    $     9,900
    Accounts payable                                                                     16,564         52,382
    Accrued liabilities                                                                  40,514         66,705
    Deferred revenue                                                                    168,684        135,726
                                                                                    -----------    -----------
              Total current liabilities                                                 230,031        264,713

Capital lease, net of current portion                                                      --            1,951

Commitments and contingencies
                                                                                    -----------    -----------

              Total liabilities                                                         230,031        266,664
                                                                                    -----------    -----------

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued
      or outstanding                                                                       --             --
    Common stock, $.001 par value, 50,000,000 shares authorized, 8,515,235 shares
      issued and outstanding                                                              8,515          8,515
    Additional paid-in capital                                                        6,306,494      6,292,994
    Note receivable for shares issued                                                    (6,500)        (6,500)
    Accumulated deficit                                                              (3,650,897)    (1,935,584)
    Treasury stock                                                                     (118,403)      (118,403)
    Accumulated other comprehensive income (loss)                                       (65,470)          --
                                                                                    -----------    -----------
              Total stockholders' equity                                              2,473,739      4,241,022
                                                                                    -----------    -----------

              Total liabilities and stockholders' equity                            $ 2,703,770    $ 4,507,686
                                                                                    -----------    -----------

*Derived from audited financial statements

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations


                                                 Three Months Ended           Nine Months Ended
                                                    September 30                 September 30
                                            --------------------------    --------------------------
                                                                                            2000
                                                2001           2000           2001       (Restated)
                                            -----------    -----------    -----------    -----------
                                                    (Unaudited)                   (Unaudited)
Revenues                                    $   115,482    $   422,475    $   398,152    $ 1,113,436
                                            -----------    -----------    -----------    -----------

Operating expenses
    Selling, general and administrative
      expenses                                  537,664        438,525      1,967,131        973,518
    Research and development expenses            99,756         79,531        217,009        168,284
                                            -----------    -----------    -----------    -----------
              Total operating expenses          637,420        518,056      2,184,140      1,141,802
                                            -----------    -----------    -----------    -----------

    Loss from operations                       (521,938)       (95,581)    (1,805,988)       (28,366)

Interest income                                  19,169         58,580         90,675         98,950
                                            -----------    -----------    -----------    -----------
    Income (loss) before (provision for)
      benefit from income taxes                (502,769)       (37,001)    (1,715,313)        70,584

(Provision for) benefit from income taxes          --             --             --             --
                                            -----------    -----------    -----------    -----------

    Net income (loss)                          (502,769)       (37,001)    (1,715,313)        70,584

Other comprehensive income (loss) -
    unrealized (losses) on securities           (65,470)          --          (65,470)          --
                                            -----------    -----------    -----------    -----------

    Comprehensive income (loss)             $  (568,239)   $   (37,001)   $(1,780,783)   $    70,584
                                            -----------    -----------    -----------    -----------

Earnings (loss) per share of common stock
    Basic                                   $     (.059)   $     (.004)   $     (.201)   $      .009
                                            -----------    -----------    -----------    -----------
    Diluted                                                                              $      .009
                                                                                         -----------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                   Nine Months Ended
                                                                                      September 30
                                                                               --------------------------
                                                                                                 2000
                                                                                  2001        (Restated)
                                                                               -----------    -----------
                                                                                       (Unaudited)
Operating activities
    Net income (loss)                                                          $(1,715,313)   $    70,584
    Adjustment to reconcile net income (loss) to net cash used in operating activities
       Depreciation and amortization                                                52,262         33,242
       Contract billing adjustment                                                 216,880           --
       Change in estimate of allowance for doubtful accounts                          --          (15,000)
       Options issued for compensation and services                                 13,500           --
       Contracts in progress in excess of billings                                  91,857       (123,756)
       Changes in operating assets and liabilities which provided (used)
          Accounts receivable                                                       (6,223)      (165,605)
          Advances to officer/employees                                               (939)        (1,500)
          Prepaid expenses                                                         194,155          4,766
          Accounts payable                                                         (35,818)       (67,385)
          Accrued liabilities                                                      (26,191)        (4,264)
          Deferred revenue                                                          32,958       (147,344)
                                                                               -----------    -----------
              Net cash used in operating activities                             (1,182,872)      (416,262)
                                                                               -----------    -----------

Investing activities
    Purchases of equipment and leasehold improvements                              (51,952)      (155,070)
                                                                               -----------    -----------
              Net cash used in investing activities                                (51,952)      (155,070)
                                                                               -----------    -----------

Financing activities
    Payments on capital lease obligation                                            (7,583)        (7,111)
    Proceeds from sale of stock - net                                                 --        4,281,939
    Purchase of Treasury stock                                                        --          (83,115)
                                                                               -----------    -----------
              Net cash provided by (used in) financing activities                   (7,583)     4,191,713
                                                                               -----------    -----------

Net increase (decrease) in cash                                                 (1,242,407)     3,620,381
Cash at beginning of period                                                      3,491,818        481,408
                                                                               -----------    -----------

              Cash at end of period                                            $ 2,249,411    $ 4,101,789
                                                                               -----------    -----------

Supplemental disclosure information
    Cash paid for interest during the period                                   $       356    $       695
                                                                               -----------    -----------
    Cash paid for income taxes during the period                               $      --      $      --
                                                                               -----------    -----------
    Supplemental schedule of non cash investing and financing activities
       Value of stock options issued for services relating to offering costs   $      --      $     6,250
                                                                               -----------    -----------
       Deferred offering costs charged against additional paid-in capital      $      --      $   238,599
                                                                               -----------    -----------
       Common stock received in lieu of cash on contracts receivable           $   130,770    $      --
                                                                               -----------    -----------

See notes to consolidated financial statements

Note 1 -      Basis of presentation

              The accompanying 2001 and 2000 unaudited interim consolidated financial statements included herein have been prepared by Activeworlds Corp. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2000 and 1999.

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

              Comprehensive income (loss) is the change in a company's equity during the year excluding capital transactions and dividends. For Activeworlds Corp., comprehensive income (loss) consists of net income or loss plus unrealized gains and losses on investments in securities classified as available for sale.

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

Note 3 -      Deferred revenue

         Deferred revenue consists of the following:

                                                     September 30,  December 31,
                                                         2001          2000
                                                       --------      --------
                                                     (Unaudited)

                    Deferred memberships               $ 68,672      $ 74,757
                    Advances on royalties                25,227        25,227
                    Deferred licenses                    74,785        35,742
                                                       --------      --------

                                                       $168,684      $135,726
                                                       --------      --------

Note 4 -      Income taxes

              At September 30, 2001, the Company has a net operating loss carryforward of approximately $3,125,960 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

Note 5 -     Earnings (loss) per share of common stock

         The number of shares on which the basic earnings (loss) per share of common stock has been calculated is as follows:

                              Periods                       Weighted Average
                  Three Months Ended September 30,          Number of Shares
                  --------------------------------          ----------------
                            (Unaudited)

                                2001                            8,515,235

                                2000                            8,593,725


                                                            Weighted Average
                   Nine Months Ended September 30,          Number of Shares
                   -------------------------------          ----------------
                            (Unaudited)

                                2001                            8,515,235

                                2000                            7,608,544

         The diluted earnings (loss) per share of common stock for the nine months ended September 30, 2000 has been calculated using 7,996,937 weighted average number of shares. Diluted earnings (loss) per share of common stock has not been presented for the three and six months ended September 30, 2001 and three months ended September 30, 2000 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 6 -      Long-term contracts

In 1999, the Company entered into a significant long-term contract. Revenue from the contract was recognized as the phases were accepted by the customer. At December 31, 1999, the Company had not completed a phase under the contract and contract payments received were recognized as deferred revenue. At December 31, 2000, as the contract developed and more reliable estimates were available, the percentage-of-completion method of accounting was determined to be the preferable method of accounting for long-term contracts. Under the percentage-of-completion method of accounting, costs and estimated gross margins are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. Billings on the contracts are recorded as advance billings on the contract until the contract is substantially completed. As of September 30, 2001 and December 31, 2000, costs and estimated gross margin on the contract in excess of advanced billings was $-0- and $308,737, respectively.

The consolidated statements of operations and cash flows for the nine months ended September 30, 2000 have been restated to reflect the adoption of the percentage-of-completion method of accounting.

Note 7 -      Debt forgiveness

The Company and their former legal counsel have agreed to an adjustment for their professional services in the amount of $57,340. The services were provided in the first quarter of 2001.

Note 8 -      Contract in progress adjustment

         In May 2001, the Company agreed to take 9,800,000 shares of common stock of its largest contractor in full and final payment on the work completed to date on the contract. The effect of the settlement under the contract has resulted in an adjustment to contracts in progress in excess of billings of $216,880. During the three months ended September 30, 2001 the fair market value of the investment decreased by approximately $65,470. Accordingly, the value of the investment has been adjusted to $65,300.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTMEBER 30, 2001 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

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

         Revenue for the three months ended September 30, 2001 declined approximately 73%, to $115,482 from $422,475 for the three months ended September 30, 2000. This decrease resulted from a decrease in licensing of our uniservers and galaxervers, and a decrease in recurring revenue from our citizen registration fees. In addition, we have not performed any substantial additional work on the third phase of our contract with 3D-Global (formerly Advanced Shopping Centre Management Pty Limited). 3D-Global is in the process of securing companies to participate in the 3D mall developed under the contract. This process has not generated any substantial clients to date. We have agreed to take 9,800,000 shares of 3D-Global stock in full and final payment for work completed to date on the contract. The effect of the contract settlement resulted in an adjustment to contracts in progress in excess of billings of $216,880. 3D-Global stock currently trades on the Australian Stock exchange under the symbol TBL. We received the stock in July of 2001.

         Our selling, general and administrative expenses in the three months ended September 30, 2001 increased approximately 23% to $537,664 from $438,525 for the same period in 2000. Between this period in 2000 and 2001, we hired additional staff, and increased marketing activities.

         Research and development expenses in the three months ended September 30, 2001 increased 25% to $99,756 from $79,531 for the same period in 2000. This increase reflects a general increase in our research and development efforts.

         As a result of the foregoing, we sustained a net loss of $502,769, or $(.059) per share (basic), for the three months ended September 30, 2001, as compared with net loss of $37,001, or a basic earnings per share of $(.004) for the same period in 2000. Diluted earnings (loss) per share of common stock has not been presented for the three months ended September 30, 2001 and September 30, 2000 since the effect of including the stock options and warrants outstanding would be antidilutive.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue for the nine months ended September 30, 2001 declined approximately 64%, to $398,152 from $1,113,436 for the nine months ended September 30, 2000. This decrease resulted from a decrease in licensing of our uniservers and galaxervers, a decrease in recurring revenue from our citizen registration fees and a decrease in work performed for 3D-Global.

         Our selling, general and administrative expenses in the nine months ended September 30, 2001 increased approximately 102% to $1,967,131 from $973,518 for the same period in 2000. Between this period in 2000 and 2001, we hired additional staff, and increased marketing activities. Additionally, an adjustment to contracts in progress as discussed above is included in the nine months ended September 30, 2001 general and administrative expenses.

         Research and development expenses in the nine months ended September 30, 2001 increased approximately 29% to $217,009 from $168,284 for the same period in 2000. This increase reflects a general increase in our research and development efforts.

         As a result of the foregoing, we sustained a net loss of $1,715,313 or $(.201) per share (basic), for the nine months ended September 30, 2001, as compared with net profit of $70,584 or a basic and dilutive earnings per share of $.009 for the same period in 2000. Diluted earnings (loss) per share of common stock has not been presented for the nine months ended September 30, 2001 since the effect of including the stock options and warrants outstanding would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2001, we had working capital of $2,156,785 as compared to working capital of $3,991,010 at December 31, 2000. The working capital reflected the remaining cash from our May 2000 public offering, from which we received aggregate net proceeds of approximately $4.8 million. We have no credit facility. Our cash balances represent substantially our only current asset. At September 30, 2001, our accounts receivable were $14,953. At September 30, 2001, our working capital was sufficient to meet our near cash requirements for the next twelve months.

         We have a net operating loss carry forward in the amount of approximately $3,125,960 as of September 30, 2001, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

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

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Accounting for Derivatives and Hedging Activities (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 (as amended by SFAS 138) is effective for all fiscal quarters of fiscal years beginning after January 1, 2001 (as required by SFAS No. 137 Deferral of the Effective date of SFAS 133). Todate, we have not engaged in or do we plan to engage in derivative or hedging activities, accordingly the adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

         In June 2001 the FASB issued SFAS No. 141, Business Combinations, SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption, including reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill, and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS No. 142 will not have an impact on our consolidated financial statements since we do have any goodwill or other intangibles.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         The Company is not involved in any material legal proceedings.


ITEM 5.  OTHER INFORMATION


         The Company changed its name from Activeworlds.com, Inc. to Activeworlds Corp. on June 27, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ACTIVEWORLDS CORP.


Date: November 14, 2001              By: /s/ J. P. MCCORMICK
                                         ---------------------------------------
                                         J. P. McCormick,
                                         Chief Financial Officer