Form 10KSB40
period 2001-12-31
ACTIVEWORLDS COM INC
filed 2002-04-01
CIK 1089531

 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                     For fiscal year ended December 31, 2001

 [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                        Commission file number 001-15819

                               ACTIVEWORLDS CORP.
                 (Name of Small Business Issuer In Its Charter)

         Delaware                                        13-3883101
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

95 Parker Street, Newburyport, Massachusetts                 01950
 (Address of Principal Executive Offices)                  (Zip Code)

                                  978-499-0222
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:


Title of Each Class                                      Name of Each Exchange on Which Registered
-------------------                                      -----------------------------------------
Common stock, $.001 par value per share                  Boston Stock Exchange
                                                         Nasdaq SmallCap Market

Series B redeemable common stock purchase                Boston Stock Exchange
Warrant, exercisable for one share of commons stock      Nasdaq SmallCap Market


Securities registered under Section 12(g) of the Exchange Act:
None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]                No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the fiscal year ended December 31, 2001 were $490,503.

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the issuer based upon the average of the closing bid and asked prices of such stock as reported on the Nasdaq SmallCap Market was $1,809,944.

As of March 1, 2002, the issuer had 8,600,088 shares of common stock, $.001 par value, issued and outstanding.

Documents incorporated by reference
None.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

                               ACTIVEWORLDS CORP.
                              INDEX TO FORM 10-KSB



Securities and Exchange Commission
Item Number and Description                                                                         Page No.
---------------------------                                                                         --------

                                     PART I


Item 1.  Description of Business...............................................................           2
Item 2.  Description of Property...............................................................          10
Item 3.  Legal Proceedings.....................................................................          10
Item 4.  Submission of Matters to a Vote of Security Holders...................................          11


                                     PART II


 Item 5.  Market for Common Equity and Related Stockholder Matters.............................          11
 Item 6.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................          12
 Item 7.  Financial Statements.................................................................          18
 Item 8  Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure.............................................................          18


                                    PART III


 Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act...............................................          18
 Item 10. Executive Compensation ..............................................................          20
 Item 11. Security Ownership of Certain Beneficial Owners and Management ......................          22
 Item 12. Certain Relationships and Related Transactions ......................................          22
 Item 13. Exhibits, List and Reports on Form 8-K ..............................................          23
               Signatures......................................................................          25


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

PART I

Item 1. Description of Business

About Activeworlds Corp

Activeworlds Corp. ("Activeworlds" or the "Company" or "we") is a Delaware corporation which was incorporated on September 5, 1995 under the name Vanguard Enterprises, Inc. In January 1999, we acquired all of the issued and outstanding stock of Circle of Fire Studios, Inc., a Nevada corporation, in exchange for 5,433,211 shares of our common stock. We also effected a one-for-two reverse split of our common stock and sold 1,333,333 shares of our common stock in an offering pursuant to a private placement. Concurrently with these transactions, we changed our corporate name to Activeworlds.com, Inc. and we changed the name of our subsidiary from Circle of Fire Studios, Inc. to Activeworlds, Inc. Our sole business became the business of Circle of Fire Studios, which is described in this annual report on Form 10-KSB. The former business of Vanguard Enterprises, which was the marketing of hair care products on cable television, was discontinued in 1996.

During June 2001, the Company changed its name from Activeworlds.com, Inc. to Activeworlds Corp.

Recent Developments

Activeworlds has signed a letter of intent to acquire Los Angeles-based NetBroadcaster.com, Inc., an entertainment portal and broadcast network specializing in online media marketing. The letter of intent contemplates the all-stock acquisition of NetBroadcaster. The acquisition is subject to certain closing conditions, including satisfactory completion of due diligence by each party, approval of Activeworlds' shareholders, and execution of a definitive agreement.

Our address is 95 Parker Street, Newburyport, Massachusetts 01950. Our telephone number is (978) 499-0222. Our Web site address is www.activeworlds.com. Information contained on our Web site is not a part of this annual report.

Our Business

Activeworlds is a provider of Internet software products and services that enable the efficient development and delivery of three-dimensional content over the Internet and intranets. Our comprehensive software platform is comprised of three principal components: our proprietary three-dimensional world server software which we license under the names uniserver for larger applications and galaxerver for smaller applications, a three-dimensional browser and development authoring tools. Our Active Worlds technology allows us and other users to create objects and structures in three-dimensional virtual environments, which we call worlds.

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

We currently derive our revenue primarily from three sources:

o Licenses for our world, uniserver and galaxerver server software, which include the right to use our technology either on our server or on a separate server which is licensed to the client for use at its facilities;

o Membership fees, which are paid by users who become citizens; and

o Three dimensional content production for our licensees.

We generally grant our world server licensees a non-exclusive right to use our uniserver software (which can support a large number of worlds) or our galaxerver software (which supports only one world). One-time uniserver and galaxerver software license fees range from $1,995 to $150,000 depending on the size of the server and include the right to receive any upgrades for a one-year period. We generally have no obligation to maintain support for the software under the licensing agreement. The fee to purchase a world on our uniserver ranges between $92 and $519 with a majority of world sales being between $92-$119. The fee allows the user access to and an exclusive right to create permanent objects or structures within the world for one year. The fee is significantly reduced for annual renewals of worlds. We do not constantly monitor the content of worlds created by our licensees, but we do have access to all worlds which reside on our uniserver and monitor the worlds from time to time. As of December 31, 2001, there were approximately 1,500 worlds supported by our uniserver, of which 50 worlds are our worlds and the remaining worlds were created by our users or licensees. Approximately 1200 of these worlds are running at any one time.

Users who wanted to become citizens of our Active Worlds worlds through our Web site paid an annual membership fee of $19.95.

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

We believe that three-dimensional technology has a wide variety of applications, including the following:

o The entertainment industry, which can use three-dimensional technology to offer virtual settings that allow the user to interact with both the environment and other visitors. We have created virtual worlds for the feature films Godzilla and The 13th Floor. For The 13th Floor, we created a virtual world that was used to launch a virtual premiere of the movie which was attended by the virtual renditions of stars of the movie and other well-known actors;

o The education industry, which can use three-dimensional technology as part of course material. Cornell University used our technology for the development of a virtual science center. We have dedicated a uniserver to worlds which are to be developed for schools and universities;

o Distance learning, which can use our technology for training purposes. We are creating for a large pharmaceutical company a world to provide on-line training for sales personnel;

o E-commerce, where our technology can be used to develop and implement an electronic storefront in which visitors can interact and move about in a manner similar to a retail store;

 o Three-dimensional communities, such as our AlphaWorld, the most popular world served by our uniserver. We have developed these communities, in which citizens and tourists can build structures, move about and communicate with each other. The presence of any visitor is shown by his or her physical representation known as an avatar; and

o Chat rooms, the chat rooms can be part of a three-dimensional community or can be in separate worlds dedicated solely to chat. In addition to the text messages common to two-dimensional chat room, the three-dimensional capability permits visitors to see, move around, and interact with another visitor through their avatars. The three-dimensional capabilities include the ability of a citizen to develop an avatar with his or her picture.

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

Any person who downloads our browser can visit our worlds and the worlds of those of our licensees that permit access. A visitor may be a citizen, who registers with us and pays an annual fee, which was $19.95 in 2001, or a tourist, who does not make any payment. We have had over 30,000 users that have paid us an annual fee since we began charging subscription fees in October 1997. Any user can create a three-dimensional structure in our worlds, however, the structures created by citizens are permanent while the structures created by tourists can be changed or replaced by other users. While we have the ability and right to take down a structure created by a citizen who lets his or her citizenship lapse, it has not been our practice to do so. If a tourist constructs a structure in one of our worlds, a citizen can claim the space on which the tourist's structure is situated and construct his or her own structures. Our uniserver identifies those structures that are constructed by citizens and those that are constructed by tourists. All users can add picture, sound, music and information to their virtual structures through direct links to anywhere on the Internet.

We operate one uniserver, through which more than 1.5 million users have downloaded and successfully installed our browser and entered into our virtual worlds. This uniserver receives more than 1,000,000 hits per day, with each hit representing an incidence of access to one of our 50 company created worlds such as downloading of building objects. Our primary method of delivering our browser (version 3.2) is through the Internet.

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

Our worlds are under constant development by both citizens and tourists. By creating an object on an empty piece of land, a visitor can stake a claim to cyberspace. Our library of thousands of building objects contains the necessary materials for constructing a home, store, convention center, car, maze or any other kind of building or structure. Citizens, but not tourists, can customize their buildings with signs of all shapes and sizes. As of December 31, 2001, visitors had placed more than 100 million virtual objects and structures in AlphaWorld, our most popular world, and they have created virtual towns and cities, complete with traffic signs, community artwork and parkland, in which visitors (through their avatars) can stroll, explore and interact with other users. In one of these structures, users have created a portrait gallery in which citizens have placed pictures of themselves and others.

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

Our worlds can have a commercial or non-commercial theme and can be based on specific themes or commercial applications, which are selected either by us or by our licensees. In addition to AlphaWorld, these other worlds include:

o Theme worlds, with themes such as underwater themes or space themes, in which users can construct structures appropriate to those environments;

o     E-commerce worlds, such as a virtual shopping mall;

o Movie and entertainment worlds, such as The 13th Floor and Godzilla, which we created for Centropolis Studios, a division of Columbia pictures. These worlds reproduce selected aspects of the movies;

o     Educational worlds, such as Cornell University's virtual science center;

o     Business worlds, such as Siemens medical training world;

o Game worlds, such as awbingo, which we developed to use artificial intelligence capabilities for games such as bingo; and

o     Chat worlds, such as worlds where people can chart about specific topics.

Our Objective

Our goals are to be the leader in three-dimensional Internet environments and interactive communication and to position our software platform as a standard for the delivery of three-dimensional content over the Internet. In furtherance of these goals, we have chosen to offer our three- dimensional browser to users free of charge to promote the use of our software platform. More than 1.5 million users have downloaded and installed our browser and used it to access the Active Worlds worlds.

o Our objective is to be the industry leader in three-dimensional Internet technology platforms by:

o Enhancing and further developing the Active Worlds software and technology;

o     Providing services to three-dimensional Internet virtual environments;

o Licensing our technology to businesses who may want to develop one or more unique worlds as part of their e-commerce strategy, which may be used either for their internal use or for visits by the general public;

o Affording advertisers the ability to offer three-dimensional Internet interactive advertising;

o Developing three-dimensional e-commerce solutions for businesses seeking to sell goods and services throughout the Internet; and

o Offering users a community in which they can create virtual structures, move about and communicate with other users.

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

We intend to seek to meet our objective by:

Licensing our technology to businesses

As three-dimensional Internet technology becomes more accepted, we intend to market licenses to our uniserver and galaxerver software and our technical services to businesses. In order to achieve this goal, we intend to expand our marketing effort directed at these businesses. As part of this marketing effort, we will seek to develop strategic relationships with businesses to develop commercial applications aimed at specific market segments.

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

Expanding our user base

We intend to expand our user base by creating awareness of the Activeworlds name and products by promoting our Web site and technology through strategic partnerships and other traditional public relations channels. As part of this effort, we intend to create additional worlds and provide more content on the Web site. We believe that in order to generate revenue from citizenships in our worlds and licensing of our technology, we must increase the number of users who visit our Web site and choose to become citizens or create worlds of their own. More than 1.5 million users have downloaded and used our browser to access our worlds. We do not believe that this number is sufficiently large to sustain our growth. Accordingly, we believe that increasing our user base is critical to our ability to generate revenue from citizenships in our worlds, licensing of our technology and developing content for others.

Marketing our Technology for e-commerce and advertising

We intend to make our worlds attractive locations for both advertising and e-commerce.

We believe that we can make our worlds more attractive for e-commerce and advertising applications by:

o     Increasing our user base to show sufficient interest in our worlds;

o Demonstrating the benefits which three-dimensional technology can offer both advertisers and businesses, both in terms of visual effects and technological features; and

o Implementing an extensive public relations effort with various news agencies.

Our Technology

The key element to our three-dimensional environment is our proprietary uniserver software which stores subscriber information, permits world servers to operate and enables:

o     the creation of three-dimensional worlds;

o the communication of physical characteristics of three-dimensional objects in each world, so that a visitor to any world served by the uniserver can see the structures in the world, move about in the world and create new structures;

o     the ability to locate structures and other users throughout the world,

o     the transmission of messages among users to the world, and

o the transfer of information and files between any place on the Internet and a specific location on a world.

The uniserver can operate on Unix, Linux, Windows 95, 98, NT, 2000, Millennium and Windows XP platforms. Our galaxerver is similar to the uniserver except that unlike the uniserver, which supports a large number of worlds, the galaxerver only supports one world.

We developed our proprietary three-dimensional browser, Active Worlds Browser (version 3.2), which can be downloaded without charge. Users cannot access our three-dimensional environment without the browser. The browser software is based on a Windows platform and allows users to:

o experience shared multi-user, multimedia and three-dimensional environments in any of the worlds which are publicly accessible in our universe;

o     develop and build virtual structures in our worlds;

o access and display picture, sound or music files from anywhere on the Internet;

o converse with other users by text-based chat, which can be directed to everyone who is currently visiting the world or conducted through private conversations through messaging to a specific user;

o interface and integrate with two-dimensional Internet browsers, by permitting the three-dimensional window for Active Worlds to run side by side with a two-dimensional web page, which enables users to use all Internet based technologies, including ActiveX and Java;

o     move between worlds in our universe and Web sites outside our universe;

o     automatically update our software; and

o     register for citizen status.

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

Marketing and Sales

Since Active Worlds is an Internet-based platform, the potential market for our products is global. Our present marketing efforts are directed at:

o Businesses and educational institutions, to which we are seeking to license our technology and assist them to develop three-dimensional applications to meet their specific needs;

o Users, who we are trying to attract to our Web site by providing interesting content and access to our technology;

o Advertisers, to whom we are trying to demonstrate a user base which meets their demographic requirements; and

o     Educational and non-profit institutions through our Education Universe.

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

Competition

All aspects of the Internet market are relatively new, continually evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are low, and current and new competitors can easily launch new Web sites at a relatively low cost using commercially available software. Our present competitors include nationally-known companies that have expertise in computer and Internet technology, and a number of other small companies, including those that serve specialty markets. Other major companies have the financial and technical ability to compete aggressively in the market for three-dimensional software products on the Internet. Many, if not all, of these companies have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we have. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition, and we can give no assurance that we will be able to compete successfully against current and future competitors.

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

Companies which are developing three-dimensional Internet technology include Wild Tangent, Macromedia, Inc., and Adobe Systems Inc.

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

We believe that, at present, we have a competitive advantage over our competition in four fundamental areas:

o The content of our environments is dynamic and can be created and altered in real time over the web;

o We believe that our browser has smarter architecture and a more robust engine than our competitors. The software is only a 1.5 megabyte download and upgrades itself automatically upon entrance into the environment, making the download and upgrade process efficient and easy;

o Users can integrate a two-dimensional browser within our browser to provide a simultaneous two-dimensional and three-dimensional Internet experience; and

o Each environment is unique and multimedia enriched, offering the user an almost unlimited combination of audio, video and graphical content options.

Significant Customers

During 2001, and 2000 only two clients accounted for 5% or more of our revenue. In 2001, revenue from Siemens amounted to $51,000 for the development and construction for them of a 3D virtual training site which amounted to approximately 10% of our revenue for that year. During 2000, our largest customer was 3Dglobal which resulted in revenues of $809,000 or approximately 50% of our revenue for that year.

Intellectual Property

All of our software was either developed by us or acquired from a third party. We do not have any patents on any of our software. We have obtained copyright registration for a version of our source code. We are developing and upgrading our software on an ongoing basis and we do not have registered copyrights for the most recent versions of our software. We rely upon confidentiality agreements signed by our employees. We have registered Active Worlds, Activeworlds and our AW design as trademarks and service marks under applicable federal trademark law. It is our policy to vigorously oppose any infringement of our marks. See "Legal Proceedings".

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

Research and Development

We spent approximately $472,000 on research and development in 2001, and approximately $354,000 and $381,000 in 2000 and 1999, respectively. The balance of our research and development expenditures has been used to develop and enhance our technology. All of our research and development has been sponsored and paid for by us and was expensed as incurred.

Employees

As of March 1, 2002, we had 6 full-time employees and 9 part-time employees who were engaged as follows: 2 in management, 7 in programming and content development; 2 in sales and marketing; 1 in customer service; 1 in technical support; and 2 in administration. In addition, we have engaged 2 part-time independent contractors to assist us in content development, and customer service.

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

Prior Business of Vanguard Enterprises, Inc.

We were incorporated and conducted our initial public offering under the name Vanguard Enterprises, Inc.Vanguard Enterprises was incorporated on September 5, 1995. Vanguard Enterprises was formed for the purpose of marketing a patented hair care product produced by a hair products company, 21st Century Hair Design, Inc. Vanguard Enterprises entered into one contract with 21st Century Hair Design. Based upon this contract, Vanguard Enterprises raised capital and used the funds to purchase cable TV airtime to broadcast infomercials featuring the product. Vanguard discontinued all business activities in 1996. >From that time until January 1999, Vanguard Enterprises was not engaged in any business activities and had no material assets.

Item 2. Description of Property

We lease approximately 4,500 square feet of office space at 95 Parker Street, Newburyport, Massachusetts 01950, pursuant to a lease which expires on February 28, 2002. Our present monthly rent is $2,700, which is subject to standard escalation provisions. Our office facilities are adequate to meet our current needs, and we believe that, if additional space is required, we will be able to obtain it on reasonable terms.

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

After review, the WIPO transferred the disputed domain name to us.

In August of 2000, we entered into a contract with Juno Online Services, Inc. wherein we would provide 3D chat services to Juno users. Pursuant to the Agreement, we were to provide two levels of 3D chat services to Juno subscribers. The basic (free) level of service would be known as "tourist service," and the premium chat service would be known as "citizen service." Juno's premium subscribers would be given access to our "citizen service" free of charge, while Juno's free subscribers would be provided with our free "tourist service" and could become "citizens" if they paid us a monthly subscription fee of $3 or an annual fee of $19.95. We paid Juno three installment payments in the amount of $337,500 for the right to be Juno's exclusive 3D chat service provider.

At the time that we began negotiating with Juno and continuing through their signing of the Agreement, Juno provided free and unlimited Internet access to its subscribers worldwide. However, on or about December 4, 2000, four days after the launch of our chat services on the Juno website pursuant to our agreement, Juno dramatically changed its Internet access policy. The intent and effect of Juno's changed policy was to drastically curtail Internet usage by its free subscribers, by limiting the amount of time they could spend online and by regularly denying them any Internet access whatsoever during the most desirable time periods. Following Juno's unilateral and arbitrary limitation of its free subscribers' Internet access, we experienced a substantial decline in the number of visits by Juno users to its chat services.

We are seeking to recover in excess of $1.5 million in damages and $10 million in punitive damages from the defendants. The Complaint asserts causes of action for breach of contract, fraudulent concealment, fraud, unjust enrichment and declaratory judgment. All Defendants in this matter have answered and discovery is proceeding.

Other than the legal proceedings listed above, we are not party to any other material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock has been traded on the Nasdaq SmallCap Market ("Nasdaq") and on the Boston Stock Exchange since May 2, 2000 under the symbol "AWLD." From January 22, 1999 to May 1, 2000, our common stock was traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol AWDDE. From January 13, 1996 until January 21, 1999, our common stock was included in the OTCBB under the symbol VANG. The following table sets forth the high and low closing prices for our common stock on the Nasdaq SC, as applicable, for the periods indicated.


                                                      Common Stock
                                                   ------------------
Period: Fiscal Year Ended December 31, 2001        High           Low
-------------------------------------------        ----           ---
First Quarter                                      $1.156         $.50
Second Quarter                                     $1.07          $.66
Third Quarter                                      $1.05          $.52
Fourth Quarter                                     $.70           $.40


                                                      Common Stock
                                                   ------------------
Period: Fiscal Year Ended December 31, 2000        High           Low
-------------------------------------------        ----           ---
First Quarter                                      $4.250         $3.250
Second Quarter                                     $5.250         $1.875
Third Quarter                                      $1.875         $1.125
Fourth Quarter                                     $1.43          $.50


On March 1, 2002, the closing price for our common stock on the Nasdaq SC was $.56. As of March 1, 2002 there were approximately 60 holders of record of our common stock. The number of stockholders of record does not take into account stockholders for whom shares are being held in the name of brokerage firms or clearing agencies.

Dividends

We are unlikely to pay dividends on our common stock in the foreseeable future. We have not paid any dividends on our common stock since our inception and we do not anticipate paying any dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

Recent Sales of Unregistered Securities

Set forth below in chronological order is information regarding the sale of the Company's unregistered securities sold by the Company during the year ended December 31, 2001. Also included is the consideration, if any, received by the Company for such shares and options and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

(1) From January, 2001 to December, 2001, the Company pursuant to its 1999 Stock Incentive Plan, issued options to purchase 92,000 shares of common stock to its employees, with exercise prices ranging from$1.00 to $1.125 per share. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising.

(2) In March, 2001 the Company issued an option to purchase an aggregate of 120,000 shares of common stock to Bruce Judson, a director of the Company. The exercise price for the option is $1.00 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate this investment, and who represented to the Company that the shares were being acquired for investment.

(3) In September, 2001 the Company issued an option to purchase an aggregate of 5,000 shares of common stock to Proton Media, a consultant of the Company, for web development services. The exercise price for the option is $1.00 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate this investment, and who represented to the Company that the shares were being acquired for investment.

(4) In November, 2001, the Company pursuant to its 1999 Stock Incentive Plan, issued an option to purchase 5,000 shares of common stock to a contractor, with an exercise price of $1.00. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising.

(5) In June, 2001, the Company pursuant to its 1999 Stock Incentive Plan, issued an option to purchase 100,000 shares of common stock to a Alex Adelson, a director of the company, for consulting services above and beyond his director duties. The exercise price of the option is $1.00 per share. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate this investment, and who represented to the Company that the shares were being acquired for investment.

(6) In March, 2001, the Company pursuant to its 1999 Stock Incentive Plan, issued an option to purchase 100,000 shares of common stock to Bruce Judson, for consulting services, prior to him becoming a director of the company. The exercise price of the option is $1.00 per share. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate this investment, and who represented to the Company that the shares were being acquired for investment.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain forward-looking statements with respect to us and our operations that are subject to certain risks and factors which could cause our future actual results of operations and future financial condition to differ materially from that described herein. The amount of revenue recognized during the periods discussed below is not necessarily indicative of revenues to be recognized in future periods. These risk factors include, but are not limited to, our potential inability to realize the business plan, the intensity of competition from other companies which focus on enabling innovations for the Internet and business-to-business e-commerce, the status of our liquidity in future fiscal periods, factors that affect the Internet technology and online commerce industries such as network performance, reliability, speed of access, ease of use and bandwidth availability, and factors that generally affect Internet commerce, such as economic, political, regulatory, technological, and public taste environments, as well as the factors discussed below in "Risk Factors that May Affect our Results of Operations and Financial Condition."

You should read the following discussion of our operating results in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

Results of Operations
Fiscal Year 2001 Compared with Fiscal Year 2000

Our principal source of revenue to date has been from the license of our uniservers, galaxervers and world servers, from the content development of worlds for our customers, and revenue from the annual $19.95 registration fee, which is paid by our users who become citizens. We recognize revenue from membership fees and world licenses ratably over the periods the memberships and licenses are in effect. We recognize revenue from licenses for uniservers and galaxerves when the license is granted and we have performed all of our obligations under the license agreement.

Revenue for the year ended December 31, 2001 decreased approximately 70%, to $490,500 from $1,615,900 in the year ended December 31, 2000. This decrease resulted from a decrease in licensing of our uniservers, galaxervers, world servers, content development and a decrease in user fees.

Our selling, general and administrative expenses in the year ended December 31, 2001 increased approximately 59% to $2,417,900 from $1,519,300 in 2000. This increase resulted principally from increased payroll expenses and increased marketing expenses. Our selling, general and administrative expenses for 2001 also included approximately $51,400 from the issuance of options and warrants as compensation for services.

Research and development expenses in the year ended December 31, 2001 increased 33% to $472,200 from $354,500 in 2000. This increase reflected an augmentation of the level of research and development conducted during the fiscal year.

Interest income of $102,600 in 2001 resulted from the investment of proceeds of our May 2000 public offering. These amounts are invested in money market funds. We have a net operating loss carry forward in the amount of approximately $3,617,000 as of December 31, 2001, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

As a result of the foregoing, we sustained a net loss of $2,297,000, or ($2.90) per share (basic), for the year ended December 31, 2001, as compared with a net loss of $105,000, or ($.013) per share (basic), for 2000.

Liquidity and Capital Resources

At December 31, 2001, we had working capital of $1,689,000, which included cash of $1,840,000. The working capital reflected the remaining cash from the May 2000 public offering, from which we received aggregate net proceeds of approximately $4.8 million (before deducting offering related expenses). We used the balance of the net proceeds from the public offering for marketing, research and development, new hires and working capital. We have no credit facilities, and our revenues and the public offering have been our source of funds for operations. During the year ended December 31, 2001, we used $1,543,000 for our operations. Our cash balances represent 98% of our current assets.

Our principal cash requirements are for working capital, principally to develop and implement an expanded marketing plan, research and development and for our administrative infrastructure. In order to have sufficient cash to meet our anticipated cash requirements for the next twelve months we will need to reduce our expenses and increase our cash flow. However, to the extent that our marketing program is not successful and we are not able to reduce our expenses sufficiently and we are unable to generate cash flow from our operations, we may require additional funding during the next twelve months. We may not be able to obtain financing when we require it, and any financing may not be on terms which are acceptable to us and may result in substantial dilution to our stockholders. If we are unable to raise needed funds, we may have to reduce the scope of our marketing and development activities, which would have a material adverse effect upon our business and financial condition.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No.142 effective December 1, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 on December 31, 2002 and does not expect the adoption of SFAS No. 144 to have a material impact on our results of operations and financial position.

Risk Factors That May Effect Our Results of Operations and Financial Condition

Risks Related to Our Business

WE HAVE INCURRED OPERATING LOSSES SINCE OUR ORGANIZATION AND WE MAY CONTINUE TO INCUR LOSSES. We may never generate revenues sufficient to allow us to operate profitably. For the year ended December 31, 2001, we had a net loss of $2,297,000, or ($2.90) per share (basic) on revenue of $490,500. During 2001, one contract with a single customer accounted for approximately 10.0% of our revenues. We may experience a significant decrease in revenues unless we enter into additional material contracts with other customers.

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

BECAUSE WE ARE SEEKING TO EXPAND OUR BUSINESS AND HAVE LIMITED MANAGEMENT PERSONNEL, WE MAY HAVE DIFFICULTY IN MANAGING OUR GROWTH SHOULD WE HAVE ANY GROWTH. Our expenses, particularly personnel expenses incurred in connection with hiring and training new employees, have increased substantially. We expect these expenses to continue to increase should we experience growth and as we implement our marketing and research and development programs. As a result, since our senior management is comprised only of our chief executive and financial officers, our personnel, management systems and resources are being strained, with no assurance that the implementation of our programs will result in increased revenue. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees, including executive, middle management and technical personnel. We cannot be certain that we will be able to integrate new executives and other employees into our organization effectively. If we do not manage our growth effectively, our business, results of operations and financial condition could be materially and adversely affected.

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

WE ARE DEPENDENT UPON OUR KEY PERSONNEL. We are dependent upon the services of J.P. McCormick, our chief financial officer, and Richard F. Noll, our president. The loss of any of these persons' services would have a material adverse effect on our business and future prospects. Although Mr. McCormick, and Mr. Noll have entered into employment agreements with us, the existence of employment agreements does not guarantee their continued employment with us.

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

WE MAY MAKE ACQUISITIONS WITHOUT INFORMING STOCKHOLDERS OR SEEKING THEIR APPROVAL. We may make acquisitions of other businesses. Although we anticipate that any business we acquire will be related directly or indirectly to our present business, it is possible that we may make acquisitions in one or more unrelated businesses. Any acquisition may be made using our cash or a combination of cash and securities. At present, we are engaged in formal and informal discussions with respect to acquisitions. If we make an acquisition, we may not seek stockholder approval or provide stockholders with any information concerning the acquisition prior to the execution of an acquisition agreement. Furthermore, we cannot assure you that any acquisitions which we may make will be profitable. If we make acquisitions, we could have difficulty integrating the acquired company's personnel and operations with our own. Negotiations relating to acquisitions could disrupt our business, distract our management and employees, increase our expenses and otherwise impair our operations and financial condition.

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

PORTAL LIABILITY. A portion of our business acts much as an Internet portal. The law relating to the liability of providers of listings of products and services sold over the Internet for errors, defects or other performance problems with respect to those products and services is currently unsettled. We do not pre-screen the types of products and services that may be purchased through our Web site. Some of these products and services could contain performance or other problems. We may not successfully avoid civil or criminal liability for problems related to the products and services sold through our Web Site. Any claims or litigation could still require expenditures in terms of management time and other resources to defend ourselves. Liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue certain product or service offerings or to take precautions to ensure that certain products and services are not available through our Web Site.

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

OUR GROWTH AND OPERATING RESULTS WILL BE IMPAIRED IF THE INTERNET AND ONLINE COMMERCE INDUSTRIES DO NOT CONTINUE TO GROW. Our growth and operating results depend in part on widespread acceptance and use of the Internet as a point of convergence in the telecommunications, entertainment and technology industries, as well as on continued consumer and corporate acceptance of the Internet as a communications medium and for other forms of communication. These practices are at an early stage of development, and demand and market acceptance are uncertain. The Internet may not become a viable medium for telecommunications, entertainment and technology convergence or a healthy commercial marketplace due to inadequate development of network infrastructure and enabling technologies that address the public's concerns about:

         o        network performance;

         o        reliability;

         o        speed of access;

         o        ease of use; and

         o        bandwidth availability.

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

WE DO NOT CURRENTLY MEET THE CONTINUED LISTING REQUIREMENTS FOR THE NASDAQ SMALLCAP MARKET. If we do not meet the minimum bid price requirement for The Nasdaq SmallCap Market, we may be delisted from The Nasdaq SmallCap Market, in which case we anticipate that we would apply for our common stock to trade on the Over-the-Counter Bulletin Board. On February 13, 2002 we were notified by The NASDAQ SmallCap Market that we may be delisted because of our deficiency in the minimum bid price requirement of $1.00 for thirty consecutive trading days. In addition, in order to continue to be listed on Nasdaq, we must meet the following requirements:

         o equity of at least $2,500,000, or a market capitalization of $35,000,000 or $500,000 in net income for two of the last three years;

         o        at least 500,000 shares in the public float;

         o        a minimum market value for the public float of $1,000,000;

         o        a minimum bid price of $1.00 per share;

         o        300 round lot (holders of 100 shares or more) stockholders;

         o        two market makers; and

         o        compliance with certain corporate governance standards.

If we are delisted from The Nasdaq Small Capital Market, it may be more difficult to raise additional debt or equity financing and an investor likely would find it more difficult to sell or obtain quotations as to the price of our common stock and/or redeemable warrants. We have received a letter from Nasdaq informing us that unless the bid price for our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days by August 13, 2002 that they would provide written notification that our securities be delisted from the Nasdaq SmallCap Market.

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

Item 7. Financial Statements

The Report of Independent Certified Public Accountants, Consolidated Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of our company and their ages as of March 1, 2002, are as follows:

     Name                      Age               Position
     ----                      ---               --------
Richard F. Noll                 36     Chief Executive Officer, President and
                                       Director
J.P. McCormick                  41     Chairman of the Board of Directors,
                                       Chief Financial Officer, Treasurer,
                                       Secretary and Director
Alexander M. Adelson (1)        67     Director
Sean Deson (1)                  38     Director
Bruce Judson                    43     Director

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

Alexander M. Adelson has been a director since November 1999. He has 36 years of experience as an applied physicist and businessman specializing in technical marketing matters. Mr. Adelson is Co-Chairman, Sr. Executive Vice President, and COO, of Carels Corporation, a company dedicated to middleware with a focus on the FDA vertical. From 1974 through 2001 he led the Technology Resource Group of RTS Research Lab, Inc. Through RTS he helped conceive and develop the first portable bar code scanner. He was one of the founding team of Symbol Technologies (NYSE:SBL), and acted as program manager for twelve years. Mr. Adelson was awarded a distinguished entrepreneur award by congress in 1997 and holds over 70 patents and trademarks.

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

Bruce Judson, has been a director since April 2001. Mr. Judson is a Faculty Fellow at the Yale School of Management. He is the author of "HyperWars: 11 Strategies for Survival and Profit in the Era of Online Business." As well as "NetMarketing: How Your Business Can Profit from the Online Revolution." He previously served as General Manager of Time Inc. New Media. Mr Judson is also the Chairman of the National Neurofibromatosis Foundation.

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

We have granted the representatives of HD Brous & Co., Inc., our underwriter, the right, during the five-year period following the date of our May, 2000 prospectus, to designate one member to our board of directors or an advisor to the board.

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

To our knowledge, based solely on review of the copies of such reports furnished to us, the Company believes that, during the year ended December 31, 2001, all of the Company's executive officers, directors and greater- than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned by our president and chief executive officer, our chief financial officer, and our lead programmer, from the fiscal year ending December 31, 1999 to the end of our last fiscal year. Except as set forth below, in 2001, 2000, and 1999 none of our officers or any other employee received compensation in excess of $100,000:



                                     Annual Compensation
                                                                           Long Term
                             Fiscal Year                              Compensation Number
                                Ended                                    of Securities         All Other
                             December 31     Salary        Bonus       Underlying Options    Compensation
                             -----------     ------        -----       ------------------    ------------
Richard F. Noll                2001          $150,000                                           -0-
Chief Executive                2000          $140,000      -0-             -0- (2)              -0-
 Officer and President         1999          $140,000      -0-            9,333(1)              -0-


J.P McCormick                  2001          $150,000                                           -0-
Chairman                       2000          $140,000      -0-             -0- (2)              -0-
Financial                      1999          $140,000      -0-            9,333(1)              -0-
Officer, Treasurer and
Secretary

Roland Vilett(3)               2001          $121,000                                           -0-
                               2000          $108,178      $1,000       150,000(4)              -0-
                               1999           $99,000      $2,000       156,667(5)              -0-


(1) In January 1999, we entered into three-year employment agreements with Messrs. Noll and McCormick, pursuant to which they received an annual salary of $57,000. These agreements were amended and restated in June 1999, at which time their annual salaries were increased to $140,000, retroactive to January 21, 1999. Pursuant to the agreements, in January 1999, we granted each of them an incentive stock option to purchase 9,333 shares of common stock at $.83 per share, which was 110% of the fair market value of the common stock on the date of grant. The fair market value was the price at which we sold common stock to non- affiliated parties in the January 1999 private placement.

(2) The employment agreements also provide that Messrs. Noll and McCormick will be eligible to participate in a bonus pool of not more than 10% of our income before income taxes in excess of $750,000. The amount of the bonus pool and the allocation of the bonus pool among our senior executive officers will be determined by our compensation committee. The employment agreements also provide Messrs. Noll and McCormick with a $4,200 annual automobile allowance.

(3) In February 1999, we entered into a five year employment agreement with our lead programmer, Mr. Vilett, pursuant to which he receives a base salary of $100,000 with an annual increase of 10% of his salary.

(4) We granted Mr. Vilett options to purchase 150,000 shares of our common stock at an exercise price of $1.3125 per share. These options were granted as qualified options under our 1999 long-term incentive plan and have a duration of the length of the plan.

(5) We granted Mr. Vilett options to purchase 40,000 and 116,667 shares of our common stock at exercise prices per share of $.75 and $9.1875, respectively. These options were granted as qualified options under our 1999 long-term incentive plan and have a duration of the length of the plan.

Option Grants to Executive Officers in Fiscal 2001

No stock options or other equity incentives were granted to either Richard Noll or J.P. McCormick in 2001.

Compensation of Directors

In 2001, we paid an annual fee of $15,000 to Mr. Adelson, $15,000 to Mr. Judson and $24,000 to Mr. Deson for their service as a director. In addition, in 1999 we granted Mr. Adelson options to purchase 100,000 shares of our common stock at $6.09 per share, and Mr. Deson options to purchase 146,667 shares of our common stock at $6.09 per share. Mr. Adelson's options vest annually in equal amounts over five years, beginning on the date he became a director, provided that he is a director on the vesting dates. Mr. Deson's options vest annually over five years in the amount of 66,667 options at the end of his first year of service as a director, followed by 20,000 options at the end of each of years two, three, four and five for so long as he is a director. Neither Mr. Adelson's 100,000 nor Mr. Deson's 146,667 options were granted pursuant to our 1999 long-term incentive plan. In May, 2000, we granted Mr. Adelson additional options to purchase 46,000 shares of our common stock at $3.125 per share. These options were granted under our 1999 long-term incentive plan and vest annually in equal amounts over five years, provided that he is a director on the vesting dates. We have also granted Mr. Judson options to purchase 120,000 shares of our common stock at $1.00 per share. Mr. Judson's options were granted under our 1999 long-term incentive plan and vest in five equal amounts over five years, beginning on the date he became a director, provided that he is a director on the vesting dates.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth, for each of the named executive officers, certain information regarding the exercise of stock options during fiscal 2001, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the closing sales price of the common stock on the Nasdaq SC on December 31, 2001 ($.57 per share).


                                                              Number of Securities
                                                                   Underlying                     Value of Unexercised
                                                              Unexercised Options                 In-the-Money Options
                                                              At December 31, 2001               At December 31, 2001
                                                              --------------------               --------------------
                    Shares
                    Acquired on       Value
Name                Exercise          Realized         Exercisable       Unexercisable      Exercisable        Unexercisable
----                --------          --------         -----------       -------------      -----------        -------------
Richard F. Noll       -0-               $-0-                                                    $0                  $0
J.P.McCormick         -0-               $-0-                                                    $0                  $0
Roland Vilett         -0-               $-0-                                                    $0                  $0


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 1, 2002, relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock , (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned.


Name and Address of Beneficial                    Amount and Nature of Beneficial
Owner(1)                                          Ownership (2)                          Percent of Class
--------                                          -------------                          ----------------
Richard F. Noll (3)                                  2,527,899                                29.4%
J.P. McCormick (4)                                   2,495,079                                29.0%
Alexander M. Adelson (5)                               138,400                                 1.6%
Sean Deson (6)                                          86,667                                 1.0%
Bruce Judson (7)                                       120,000                                 1.4%
Michael Gardner                                        863,160                                10.0%
Directors and Executive Officers as a Group          5,368,045                                62.4%


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

Item 12. Certain Relationships and Related Transactions

Mr. Noll received cash advances from us in 1998. As of December 31, 2001, $10,491 of these amounts were owed by Mr. Noll to us.

In 2001 and 2000, two members of the Board of Directors received annual compensation of $15,000 and one member received compensation of $24,000. A fourth member was added to the Board of Directors in December 2000. The member was to receive annual compensation of $15,000, however he resigned in March of 2001.

In 2001, Bruce Judson was added to the Board of Directors, with an annual compensation of $15,000. The board member also provided consulting services during 2001 in the amount of $27,761 and received 100,000 stock options under the agreement exercisable at $1.

The Company also entered into an agreement during 2001 with Alex Adelson, a board member, to provide consulting services. The consultant was paid $4,500 during 2001. Under the agreement the consultant also received 100,000 stock options exercisable at $1.

The wives of two officers/stockholders were employed by the Company as of December 31, 2001.

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

Item 13. Exhibits, List and Reports on Form 8-K

(a) Exhibits. The following exhibits (numbered in accordance with Item 601 of Regulation S-B) are incorporated by reference, as indicated

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

10.6     Stock Option Agreement between the Issuer and J.P. McCormick.(4)*

10.7 Agreement dated October 1999, between the Issuer and 3DGlobal (f/k/a Advanced Shopping Centre Management Pty. Limited). (4)

10.8 Employment Agreement, dated February 12, 1999, between the Issuer and Roland Vilett. (6)*

21.      Subsidiaries of the Issuer. (7)

23.      Consent of Pannell Kerr Forster, PC. (7)

4.       Power of Attorney. (7)

--------------------
(1) Incorporated by reference to similarly numbered exhibits in Issuer's registration statement on Form SB-2 filed with the Securities and Exchange Commission on August 13, 1999 under the Securities Act of 1933, as amended (File No. 333-85095).

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

(6) Incorporated by reference to Issuer's annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001 under the Securities Act of 1934, as amended.

(7) Included herewith.

 *Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunder duly authorized.

Dated: April 1, 2002
                                    Activeworlds Corp.


                                    By: /s/ Richard F. Noll
                                        ------------------------
                                        Richard F. Noll
                                        President and  Chief Executive Officer

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                    at December 31, 2001 and for years ended
                           December 31, 2001 and 2000

                                Table of Contents



                                                                                                                     Page

Independent Auditors' Report                                                                                          F-2

Consolidated Financial Statements

    Consolidated Balance Sheet - December 31, 2001                                                                    F-3

    Consolidated Statement of Operations for Years Ended December 31, 2001 and 2000                                   F-4

    Consolidated Statement of Changes in Stockholders' Equity for Years
       Ended December 31, 2001 and 2000                                                                               F-5

    Consolidated Statement of Cash Flows for Years Ended December 31, 2001 and 2000                                   F-6

    Notes to Consolidated Financial Statements                                                                  F-7 to 18

                          Independent Auditors' Report



To the Stockholders
Activeworlds Corp.


We have audited the accompanying consolidated balance sheet of Activeworlds Corp., as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activeworlds Corp. at December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.










Pannell Kerr Forster, P.C.

February 18, 2002

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet
                                December 31, 2001


                                                            Assets

Current assets
    Cash                                                                                           $     1,840,430
    Accounts receivable, trade                                                                                 774
    Prepaid expenses                                                                                        42,950
    Investments                                                                                             65,307
                                                                                                   ---------------
              Total current assets                                                                       1,949,461
                                                                                                   ---------------

Property and equipment, at cost
    Leasehold improvements                                                                                  27,334
    Equipment and fixtures                                                                                 395,141
                                                                                                   ---------------
                                                                                                           422,475
    Less: accumulated depreciation and amortization                                                        181,341
                                                                                                   ---------------
              Property and equipment, net                                                                  241,134
                                                                                                   ---------------

              Total assets                                                                         $     2,190,595
                                                                                                   ---------------


                                             Liabilities and Stockholders' Equity
Current liabilities
    Current portion - capital lease                                                                $           878
    Accounts payable                                                                                        21,287
    Accrued liabilities                                                                                     52,857
    Deferred revenue                                                                                       185,665
                                                                                                   ---------------
              Total current liabilities                                                                    260,687
                                                                                                   ---------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued
      or outstanding                                                                                          --
    Common stock, $.001 par value, 50,000,000 shares authorized, 8,515,235 shares
      issued and outstanding                                                                                 8,515
    Additional paid-in capital                                                                           6,344,393
    Note receivable for shares issued                                                                       (6,500)
    Treasury stock                                                                                        (118,403)
    Accumulated deficit                                                                                 (4,232,627)
    Accumulated other comprehensive income (loss)                                                          (65,470)
                                                                                                   ---------------
              Total stockholders' equity                                                                 1,929,908
                                                                                                   ---------------

              Total liabilities and stockholders' equity                                           $     2,190,595
                                                                                                   ---------------


See notes to consolidated financial statements
                                      F- 3

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations


                                                                                               Year Ended December 31
                                                                                         -----------------------------------
                                                                                               2001              2000
                                                                                         ---------------     ---------------

Revenues                                                                                 $       490,503     $     1,615,882
                                                                                         ---------------     ---------------

Operating expenses
    Selling, general and administrative expenses                                               2,417,893           1,519,326
    Research and development expenses                                                            472,237             354,499
                                                                                         ---------------     ---------------
              Total operating expenses                                                         2,890,130           1,873,825
                                                                                         ---------------     ---------------

    (Loss) from operations                                                                    (2,399,627)           (257,943)

Interest income                                                                                  102,584             152,847
                                                                                         ---------------     ---------------
    (Loss) before income taxes                                                                (2,297,043)           (105,096)
Income taxes                                                                                        --                  --
                                                                                         ---------------     ---------------

              Net (loss)                                                                      (2,297,043)           (105,096)

Other comprehensive income (loss) -
  unrealized (losses) on securities                                                              (65,470)               --
                                                                                         ---------------     ---------------

              Comprehensive loss                                                         $    (2,362,513)    $      (105,096)
                                                                                         ---------------     ---------------

Net (loss) per share of common stock
    Basic                                                                                $         (2.90)    $         (.013)
                                                                                         ---------------     ---------------


See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

            Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2001 and 2000



                                              Preferred Stock                          Common Stock                    Additional
                                    -----------------------------------     -----------------------------------         Paid-In
                                        Shares               Amount              Shares              Amount             Capital
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balances at January 1, 2000                    --       $          --             7,342,762     $         7,343     $     2,237,419

Issuance of common stock, net
  of issuance costs                                                               1,260,000               1,260           4,035,825
Purchase of common stock                                                            (87,527)                (88)
Issuance of stock
  warrants for services                                                                                                      19,750
Net (loss) for year                            --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

    Balances at December 31, 2000              --                  --             8,515,235               8,515           6,292,994
                                    ---------------     ---------------     ---------------     ---------------     ---------------


Accumulated other comprehensive
   income (loss)
Issuance of stock
   warrants for services                                                                                                     51,399
Net (loss) for year                            --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

    Balances at December 31, 2001              --       $          --             8,515,235     $         8,515     $     6,344,393
                                    ---------------     ---------------     ---------------     ---------------     ---------------

                                                             Note             Accumulated
                                                          Receivable             Other                                   Total
                                      Accumulated         for Shares         Comprehensive          Treasury         Stockholders'
                                        Deficit             Issued           Income (Loss)           Stock               Equity
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balances at January 1, 2000         $    (1,830,488)    $        (6,500)    $          --       $          --       $       407,774

Issuance of common stock, net
  of issuance costs                                                                                                       4,037,085
Purchase of common stock                                                                               (118,403)           (118,491)
Issuance of stock
  warrants for services                                                                                                      19,750
Net (loss) for year                        (105,096)                                                                       (105,096)
                                    ---------------     ---------------     ---------------     ---------------     ---------------

    Balances at December 31, 2000        (1,935,584)             (6,500)               --              (118,403)          4,241,022
                                    ---------------     ---------------     ---------------     ---------------     ---------------


Accumulated other comprehensive
   income (loss)                                                                    (65,470)                                (65,470)
Issuance of stock
   warrants for services                                                                                                     51,399
Net (loss) for year                      (2,297,043)                                                                     (2,297,043)
                                    ---------------     ---------------     ---------------     ---------------     ---------------

    Balances at December 31, 2001   $    (4,232,627)    $        (6,500)    $       (65,470)    $      (118,403)    $     1,929,908
                                    ---------------     ---------------     ---------------     ---------------     ---------------


See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                               Year Ended December 31
                                                                                         -----------------------------------
                                                                                               2001              2000
                                                                                         ---------------     ---------------

Operating activities
    Net (loss)                                                                           $    (2,297,043)    $      (105,096)
    Adjustment to reconcile net (loss) to net cash (used) by operating activities
       Depreciation and amortization                                                             108,783              37,083
       Change in estimate of allowance for doubtful accounts                                      (5,000)            (15,000)
       Contract billing adjustment                                                               216,880                --
       Warrants issued for services                                                               51,399              13,500
       Contracts in progress in excess of billings                                                91,857            (308,737)
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                                     12,949            (101,981)
          Prepaid expenses                                                                       261,167            (259,285)
          Advances to officer/stockholder/employees                                               11,551                 940
          Accounts payable                                                                       (31,095)           (111,440)
          Accrued liabilities                                                                    (13,848)             34,630
          Deferred revenue                                                                        49,939            (138,169)
                                                                                         ---------------     ---------------
              Net cash (used) by operating activities                                         (1,542,461)           (953,555)
                                                                                         ---------------     ---------------

Investing activities
    Purchases of equipment and leasehold improvements                                            (97,953)           (189,903)
                                                                                         ---------------     ---------------
              Net cash (used) by investing activities                                            (97,953)           (189,903)
                                                                                         ---------------     ---------------

Financing activities
    Purchase of treasury stock                                                                      --              (118,491)
    Payments on capital lease obligation                                                         (10,974)             (9,575)
    Net proceeds from sale of stock                                                                 --             4,281,934
                                                                                         ---------------     ---------------
              Net cash provided (used) by financing activities                                   (10,974)          4,153,868
                                                                                         ---------------     ---------------

Net increase (decrease) in cash                                                               (1,651,388)          3,010,410
Cash at beginning of year                                                                      3,491,818             481,408
                                                                                         ---------------     ---------------

              Cash at end of year                                                        $     1,840,430     $     3,491,818
                                                                                         ---------------     ---------------

Supplemental disclosure information
    Cash paid for interest during the year                                               $           448     $         1,014
                                                                                         ---------------     ---------------
    Cash paid for income taxes during the year                                           $          --       $          --
                                                                                         ---------------     ---------------

Supplemental schedule of noncash investing activities
    Value of stock options issued for services relating to offering costs                $          --       $         6,250
                                                                                         ---------------     ---------------
    Deferred offering costs charged against paid-in-capital                              $          --       $       238,599
                                                                                         ---------------     ---------------
    Common stock in lieu of cash on accounts receivable                                  $       130,770     $          --
                                                                                         ---------------     ---------------


See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


Note 1 - Organization and basis of presentation

         On January 22, 1999, Vanguard Enterprises, Inc., a publicly traded Delaware corporation, acquired all of the issued and outstanding common stock of Circle of Fire Studios, Inc., a Nevada corporation ("Circle of Fire"), in exchange for 5,433,211 shares of its common stock (the "1999 Acquisition") pursuant to an Agreement and Plan of Reorganization with Circle of Fire. As part of the 1999 Acquisition, outstanding options to acquire common stock of Circle of Fire were exchanged for options to purchase 322,682 shares of the Company's common stock. (See note 8.) At the time of the 1999 Acquisition, Vanguard had no significant operations. Simultaneous with the 1999 acquisition, Vanguard Enterprises, Inc. changed its name to Activeworlds.com, Inc. (the "Company") and changed the name of its subsidiary from Circle of Fire Studios, Inc. to Activeworlds, Inc. ("Inc." ).

         Inc. was accounted for as the acquiring party and the surviving accounting entity because the former stockholders of Inc. received approximately 94% of the voting rights in the combined corporation.

         All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented as those of Activeworlds.com, Inc. During June 2001, the Company changed its name from Activeworlds.com, Inc. to Activeworlds Corp.

         All share and per share information in the consolidated financial statements reflect (a) the consummation of the 1999 Acquisition whereby shares and options issued by Inc. were exchanged for shares of the Company's common stock and options to purchase shares of the Company's common stock, (b) the one-for-two reverse split (immediately prior to the 1999 Acquisition, and (c) the two-for-three reverse stock split which became effective on April 10, 2000.

         The Company suffered a substantial consolidated net loss during the year ended December 31, 2001 and has net capital at December 31, 2001 in an amount less than its net loss for 2001. The Company expended significant funds towards its marketing effort and for investments in people to expand the Company's revenue during 2001. Certain costs are expected to continue to impact operating results in the future, however management has implemented a plan to reduce that impact. The plan management has implemented includes a work force reduction, reductions in advertising and public relations and in all unnecessary expenses. The Company has also incurred a number of significant non-recurring charges associated with the settlement of a customer contract (note 4) and a revenue sharing agreement which is now in litigation (note 14). While the Company expects to continue as a going concern, its success is dependent on its ability to generate adequate revenues and/or obtain additional sources of capital (note 15).

         In addition, during January 2002, the Company was notified by NASDAQ that the Company has not met the minimum requirements of the Association and will be delisted from the NASDAQ in August of 2002 unless the minimum requirements are satisfied.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


Note 2 - Summary of significant accounting policies

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

         C.   Financial instruments

              The estimated fair value of the Company's financial instruments, which include cash, accounts receivable, accounts payable, accrued liabilities and a capital lease obligation, approximates carrying value.

         D.   Cash and cash equivalents

              Cash and cash equivalents consist of cash on hand and all highly liquid securities with an original maturity of three months or less.

         E.   Depreciation and amortization

              Equipment and fixtures are depreciated using accelerated methods over estimated lives of five years. Leasehold improvements are amortized over six years, the period of the lease. Depreciation and amortization expense of property and equipment totaled $108,783 and $37,083 for 2001 and 2000, respectively.

         F.   Investments

              Management determines the appropriate classification of securities at the time of acquisition. If management has the intent and the Company has the ability at the time of acquisition to hold securities until maturity, they are classified as investments held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), whereas realized gains and losses are included in other income.

         G.   Marketing and public relations costs

              Marketing and public relations costs are expensed as incurred if it was determined that the benefit was received during the year. Marketing and public relations costs paid for services providing a benefit in the future are recorded as assets and amortized over the period benefited usually based on contract requirements. Marketing and public relations costs expensed in 2001 and 2000 were $433,908 and $87,241, respectively.

         H.   Research and development of software

              Research and development costs are expensed as incurred.

         I.   Revenues

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

              Long-term contracts

              In 1999, the Company entered into a significant long-term contract (note 14). Revenue from the contract was recognized as the phases were accepted by the customer. At December 31, 1999, the Company had not completed a phase under the contract and contract payments received were recognized as deferred revenue. In 2000, as the contract developed and more reliable estimates were available, the percentage of completion method of accounting was determined to be the preferable method of accounting for long-term contracts. Under the percentage of completion method of accounting, costs and estimated gross margins are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. Billings on the contracts are recorded as advance billings on the contract until the contract is substantially completed. Management believes that the new method more accurately reflects periodic results of operations. Long term contracts were substantially complete as of December 31, 2001. As of December 31, 2001 and 2000, costs and estimated gross margin on the contract in excess of advanced billings was $-0- and $308,737, respectively.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


         J.   Significant customers

              During 2001 and 2000, revenue from one customer amounted to approximately 10% and 50.0%, respectively. The customer was not the same in the two years.

         K.   Net (loss) per share of common stock

              Net (loss) per share of common stock is computed by dividing net
              (loss) by the weighted-average number of common shares outstanding for the year.

         L.   Income taxes

              The Company reports income for tax purposes on the cash basis. Deferred taxes result from temporary differences and the net operating loss carryforward. An allowance for the full amount of the gross deferred tax asset has been established due to the uncertainty of utilizing the deferred tax asset in the future.

Note 3 - Cash

         The Company has a money market account with a balance of $1,725,448 at December 31, 2001. The Company has not experienced any losses on such balances.

Note 4 - Investments

         In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770. The fair market value of the investment decreased by approximately $65,470 at December 31, 2001. Accordingly, the value of the investment has been adjusted to $65,307 at December 31, 2001.

         The effect of the settlement under the contract has resulted in an adjustment to contracts in progress in excess of billings of $216,880 (note 14).

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


Note 5 - Deferred revenue

         Deferred revenue consists of the following at December 31, 2001:

                      Deferred memberships            $      71,293
                      Advances on royalties                  24,227
                      Deferred licenses                      90,145
                                                      -------------

                                                      $     185,665
                                                      -------------

Note 6 - Capital lease

         The Company leases equipment under a capital lease which will expire in 2002. Annual payments are applicable first to interest (at 6.3%) with the balance to principal.

         At December 31, 2001, future minimum payments are: 2002 (final year) - $878. The amount representing interest was $13, and the present value of net minimum lease payments was $890.

         At December 31, 2001, the cost and accumulated depreciation of the leased equipment were $29,088 and $17,918, respectively.

Note 7 - Issuance of common stock

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

Note 8 - Stock options and warrants

         Stock options

         In 1999, the Company established a qualified Stock Incentive Plan for its employees. From time to time, the Company issues non qualified stock options to independent contractors and others.

         Statement of Financial Accounting Standards No. 123 ("SFAS 123") allows the Company to account for stock-based compensation, including options, granted to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and disclose in a footnote the pro forma effect on net income (loss) if the fair value accounting method of SFAS 123 had been used.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

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

         During 2000, four employees were granted a total of 177,000 stock options under the Company's Stock Incentive Plan. During 1999, the Company granted incentive stock options to purchase 259,667 shares to employees under the Stock Incentive Plan with an exercise price equal to the fair value of the publicly traded stock at the date the options were granted. Additionally, 18,666 incentive stock options were granted to officers at 10% above fair value. The options expire either five years or ten years from the grant date under the Plan.

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

         In 2001, six employees were granted a total of 92,000 stock options under the Company's Stock Incentive Plan. The exercise price was the fair value of the stock at the date of the grant but not less than $1.00.

         During 2001 the Company entered into an agreement with an individual to become a board member. The individual was granted options to purchase 100,000 shares of common stock at an exercise price of $1.00. The fair value of the publicly traded stock at the date the option was granted was less than $1.00.

         In 2001, the Company entered into a consulting agreement with an existing board member. Under the agreement the board member was granted options to purchase 100,000 shares of common stock at an exercise price of $1.00. The fair value of the publicly traded stock at the date the option was granted was less than $1.00.

         In 2001, the Company granted 6,000 options to contractors to provide services with exercise prices ranging between $1.10 to $1.25. The fair value of the publicly traded stock at the date the options were granted was less than $1.00.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


         Under APB 25, no compensation was recognized in the consolidated financial statements for the value of the stock options issued to employees as the exercise price was equal to or in excess of the estimated fair value of the Company stock at the time of grant. Pro forma information as if SFAS 123 had been used is not presented, as the pro forma compensation amounts are immaterial.

         The table below sets forth information as to options granted in 2001 and 2000:


                                                            Number            Weighted         Number of Shares        Weighted
                                                           of Shares           Average         Under Option in          Average
                                                             Under            Exercise          Excess or Less        Fair Value
                                                            Option              Price           Than Fair Value          Price
                                                        ---------------     ---------------     ---------------     ---------------

                 Outstanding at January 1, 2000                 879,572     $          4.15              45,889     $          3.35

                 Granted during the year                        469,000                4.34                --
                 Exercised during the year                         --                  --                  --
                 Expired during the year                           --                  --                  --
                                                        ---------------                         ---------------
                   Outstanding at December 31, 2000           1,348,572                3.26              45,889                4.53
                                                        ---------------                         ---------------

                 Granted during the year                        299,000                 .76               5,000                 .77
                 Exercised during the year                         --                  --                  --
                 Expired during the year                       (110,666)               (.97)               --
                                                        ---------------                         ---------------
                   Outstanding at December 31, 2001           1,536,906                3.35              50,889                4.41
                                                        ---------------                         ---------------

                 Exercisable at December 31, 2001               988,638                3.11              45,889                5.81
                 Exercisable at December 31, 2000               555,039                2.67              34,691                5.34

         The shares under options at December 31, 2001 were in the following exercise price ranges:

                                                                             December 31, 2001
                                          ---------------------------------------------------------------------------------------
                                                          Options Outstanding                      Options Currently Exercisable
                                          ---------------------------------------------------   ---------------------------------
                                                                Weighted         Weighted                            Weighted
                                                                 Average         Average                              Average
                                              Number            Exercise        Contractual         Number           Exercise
                      Exercise Range        of Options            Price            Life           of Options           Price
                 ----------------------   ---------------   ---------------   ---------------   ---------------   ---------------
                                                                                (in years)

                        $-0- - $6.75            1,275,007   $          2.49                 8           796,739   $          2.12
                        $6.76- $13.12             261,899              8.22                 5           191,899              9.51
                                          ---------------                                       ---------------
                                                1,536,906                                               988,638
                                          ---------------                                       ---------------

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


         Warrants

         In May 1999, the Company issued to an investor a warrant to purchase 166,667 shares of common stock at $8.55 per share. The warrant was issued in consideration of the waiver by the investor of registration and other rights the Company had granted in connection with its services relating to the 1999 Acquisition. On April 25, 2000 the investor transferred and gave back to the Company, without recourse, the warrant.

         In 2000, 325,000 warrants were granted in accordance with the terms of agreements for marketing and financial services. The warrants were granted at the fair value at the time the agreements were signed.

         In 2001, 50,000 warrants were granted for marketing services. The warrants were granted at an exercise price of $3.00 which exceeded the fair value of the stock at the time of the agreement. The contract allows the service provider to purchase the Company's stock in lieu of receiving payment on services provided at $1.00 per share with a maximum purchase of 2,500 shares of stock per month. No shares were issued as of December 31, 2001. The agreement expires in March 2002. Upon completion of the contract the service provider will receive another 50,000 warrants with an exercise price of $3.00 per share.

         Warrants outstanding as of December 31, 2001 are as follows:

                                                              Date             Exercise            Exercise           Shares under
                               Description                  Granted              Price              Period              Warrant
                  ----------------------------------    ---------------     ---------------     ---------------     ---------------

                  Marketing services                               4/99     $          3.80                4/04             166,667
                  Financial services                               5/99                5.70                5/04          *  166,667
                  Services in connection with
                   private placement                               6/99                5.70                6/04             119,999
                  Placement agent warrants                         6/99           8.55-8.52                6/04          *   22,560
                  Public offering                                  5/00               4.675                5/05           1,260,000
                  Underwriter unit purchase warrants               5/00               4.675                5/05             126,000
                  Marketing and financial services                 8/00               1.187                8/05             300,000
                  Marketing services                               9/00                1.40                9/05              25,000
                  Marketing services                              10/01                3.00               10/06              50,000
                                                                                                                    ---------------

                                                                                                                          2,236,893

                  Cancellations                                                                                            (189,227)
                                                                                                                    ---------------
                  Outstanding at December 31, 2001                                                                        2,047,666
                                                                                                                    ---------------


            * Warrants cancelled in connection with May 2000 public offering

         The estimated value of stock warrants during 2001 and 2000 ranged between $.76 and $.185. The expense recognized for compensation and services for these stock warrants granted in 2001 and 2000 was $51,399 and $19,750, respectively.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

Note 9 - Treasury stock

         In August, 2000 the Company announced a repurchase plan of up to 450,000 shares of common stock. At December 31, 2001, treasury stock is shown at a cost of $118,403, which represents 87,527 shares of common stock purchased during August, September and October 2000.

Note 10 - Operating leases

         Through March, 1999 the Company leased office facilities in Newburyport, Massachusetts under a tenant-at-will lease agreement requiring sixty days' advance notice of vacancy. In March, 1999 the Company entered into a lease for office space with a 3 year term and a 3 year renewal period. The annual minimum rental payments under the lease is approximately $31,500.

         Additionally, the Company leased vehicles in 1999 on three year operating leases. One vehicle's lease expired in 2001 and another lease was initiated for 39 months.

         The Company also leases telephone equipment. The lease expires in February 2002.

         The future minimum rental payment under all operating leases are as follows (including the 3 year renewal period on the lease for office space):

                               Year Ending
                               December 31                     Amount
                            ------------------            --------------

                                  2002                    $       11,709
                                  2003                             4,644
                                  2004                             1,548
                                                          --------------

                                       Total              $       17,901
                                                          --------------

         Rent expense for 2001 and 2000 was $46,697 and $43,614, respectively.

Note 11 - Income taxes

         At December 31, 2001, the Company has a net operating loss carryforward of approximately $3,617,000 that may be used to offset future taxable income. If not used, the carryforward will begin to expire with the year 2018. The temporary difference for income tax reporting on a cash basis results in additional losses of approximately $703,000.

         An allowance has been established for the full amount of the gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


         The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2001:

                 Net operating loss carryforward                                                              $   1,113,900
                 Accrual basis versus cash basis tax reporting                                                      333,100
                                                                                                              -------------
                 Deferred tax asset before valuation allowance                                                    1,447,000
                 Valuation allowance                                                                             (1,447,000)
                                                                                                              -------------

                 Net deferred tax asset                                                                       $        --
                                                                                                              -------------

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

Note 12 - Net (loss) per share of common stock

         The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                            Weighted Average
                            Year Ended December 31,         Number of Shares
                          ---------------------------     --------------------

                                     2001                       8,160,899

                                     2000                       8,160,899

         Diluted net (loss) per share of common stock has not been presented for 2001 and 2000 since the effect of including the stock options and warrants outstanding during these years (note 8) would be antidilutive.

Note 13 - Related party transactions

         An officer/stockholder of the Company has received advances from the Company during 1998. Advances to the officer/stockholder outstanding at December 31, 2001 and 2000 totaled $-0- and $10,490, respectively.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


         In 2001 and 2000, two members of the Board of Directors received annual compensation of $15,000 and $24,000, respectively. A third member was added to the Board of Directors in December 2000. The member was to receive annual compensation of $15,000, however he resigned during 2001.

         In 2001, a new member was added to the Board of Directors, with an annual compensation of $15,000. The board member also provided consulting services during 2001 in the amount of $27,761 and received 100,000 stock options under the agreement exercisable at $1.

         The Company also entered into an agreement during 2001 with a board member to provide consulting services. The consultant was paid $4,500 during 2001. Under the agreement the consultant also received 100,000 stock options exercisable at $1.

         The wives of two officers/stockholders were employed by the Company as of December 31, 2001.

         Reference is also made to notes 2G, 8 and 14.

Note 14 - Commitments and contingencies

         A.   Software development contract

              On October 9, 1999 the Company entered into an agreement with a customer to develop software for use in operating a virtual shopping mall. The term of the agreement is four years. The total amount of the contract is for no less than $1,000,000 but no more than $1,500,000. Additionally, the Company will receive a fee equal to 1% of the revenue collected by the customer for the virtual shopping mall once it is operational. In 2000 the Company recognized revenue of $376,662 on the contract. In 2001, the final phase of the contract was completed and no further work on the contract is anticipated in the near future. The Company received stock in lieu of payment for the third phase under the contract. No further work is anticipated in the near future. Accordingly, amounts accumulated under the percentage-of-completion method of accounting were adjusted to reflect the essential completion of the contract.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


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

         C.   Revenue Sharing Agreement - litigation

              During 2000 the Company entered into an agreement with an internet on-line service provider to promote and market the Activeworlds Corp. services to the service provider's members. The term of the agreement was one year. Revenue from new members generated under the agreement is shared equally. The agreement requires Activeworlds Corp. to make four quarterly installments in the amount of $112,500 each as a guarantee against future revenues earned from memberships derived from the on-line service provider. As of December 31, 2001, the Company made three installments in the total amount of $337,500. Approximately $18,039 and $3,100 was received from memberships under the contract as of December 31, 2001 and 2000, respectively. The contract expired in 2001. The Company is currently in litigation regarding adjustments to the contract due to the lack of registrations received under the agreement. At this time the outcome of the litigation process cannot be determined.

         D.   Marketing services

              In 2000, the Company entered into a contract with two consultants to provide marketing services. Under the agreements, the consultants are to provide the Company with prospective customers to utilize the products and services of the Company. The consultants will receive a consulting fee and/or stock options in the event the prospective customers become customers. The contracts expired on December 31, 2001. As of December 31, 2001, the Company did not enter into an agreement with a prospective customer provided by the consultants.

         E.   Retirement plan

              The Company has a defined contribution retirement plan for all eligible employees. The Company has contributed $62,272 and $-0-to the plan on behalf of the employees in 2001 and 2000, respectively.

Note 15 - Subsequent events

         The Company has entered into preliminary discussions with NetBroadcaster.com Inc. to merge both businesses. Activeworlds Corp.'s intent is to acquire all the issued and outstanding capital stock of NetBroadcaster.com Inc. in exchange for shares of common stock of Activeworlds Corp. The merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code, as amended.