Form 10QSB
period 2002-03-31
ACTIVEWORLDS COM INC
filed 2002-05-15
CIK 1089531

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of March 31, 2002, there were outstanding 8,515,235 shares of Common Stock, par value $.001, of the registrant.

                               ACTIVEWORLDS CORP.
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                                                        Page Number
                                                                                                        -----------
Item 1.           Financial Statements
                  Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001..........................4
                  Consolidated Statements of Operations
                       for the three months ended March 31, 2002 and 2001.........................................5
                  Consolidated Statements of Cash Flows
                       for the three months ended March 31, 2002 and 2001.........................................6
                  Notes to Consolidated Financial Statements......................................................7
Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations......................................................................9

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................12

Item 2.               Changes in Securities......................................................................12

Item 3.               Defaults upon Senior Securities............................................................12

Item 4.               Submission of Matters to a vote of Security Holders........................................12

Item 5.               Other Information..........................................................................12

Item 6.               Exhibits and Reports on Form 8-k...........................................................12

                      Signatures................................................................................ 13



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

PART I -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           Consolidated Balance Sheet



                                                                                               March 31,        December 31,
                                                                                                 2002              2001 *
                                                                                               ---------        ------------
                                                                                              (Unaudited)
                                     Assets

Current assets
    Cash ..................................................................................     $ 1,480,481      $ 1,840,430
    Accounts receivable, trade ............................................................          13,459              774
    Prepaid expenses and other ............................................................          78,101           42,950
    Investments ...........................................................................          65,307           65,307
                                                                                                -----------      -----------
              Total current assets ........................................................       1,637,348        1,949,461
                                                                                                -----------      -----------
Property and equipment, at cost
    Leasehold improvements ................................................................          27,334           27,334
    Equipment and fixtures ................................................................         396,576          395,141
                                                                                                -----------      -----------
                                                                                                    423,910          422,475
    Less: accumulated depreciation and amortization .......................................         190,690          181,341
                                                                                                -----------      -----------
              Property and equipment, net .................................................         233,220          241,134
                                                                                                -----------      -----------

              Total assets ................................................................     $ 1,870,568      $ 2,190,595
                                                                                                -----------      -----------


                      Liabilities and Stockholders' Equity
Current liabilities
    Current portion - capital lease .......................................................   $           -      $       878
    Accounts payable ......................................................................          19,263           21,287
    Accrued liabilities ...................................................................          37,358           52,857
    Deferred revenue ......................................................................         169,735          185,665
                                                                                                -----------      -----------
              Total current liabilities ...................................................         226,356          260,687
                                                                                                -----------      -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued
      or outstanding ......................................................................               -                -
    Common stock, $.001 par value, 50,000,000 shares authorized, 8,515,235 shares
      issued and outstanding ..............................................................           8,515            8,515
    Additional paid-in capital ............................................................       6,344,393        6,344,393
    Note receivable for shares issued .....................................................          (6,500)          (6,500)
    Treasury stock ........................................................................        (118,403)        (118,403)
    Accumulated deficit ...................................................................      (4,518,323)      (4,232,627)
    Accumulated other comprehensive income (loss) .........................................         (65,470)         (65,470)
                                                                                                -----------      -----------
              Total stockholders' equity ..................................................       1,644,212        1,929,908
                                                                                                -----------      -----------

              Total liabilities and stockholders' equity ..................................     $ 1,870,568      $ 2,190,595
                                                                                                -----------      -----------


*Derived from audited financial statements

See notes to consolidated financial statements

                      Consolidated Statement of Operations



                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                    -------------------------------
                                                                                       2002                 2001
                                                                                    ---------             ---------
                                                                                              (Unaudited)

Revenues ........................................................................   $ 137,845             $ 128,798
                                                                                    ---------             ---------

Operating expenses
    Selling, general and administrative expenses ................................     325,510               666,497
    Research and development expenses ...........................................     105,525                40,038
                                                                                    ---------             ---------
              Total operating expenses ..........................................     431,035               706,535
                                                                                    ---------             ---------

    Loss from operations ........................................................    (293,190)             (577,737)

Interest income .................................................................       7,494                43,580
                                                                                    ---------             ---------
    Loss before (provision for) benefit from income taxes .......................    (285,696)             (534,157)
(Provision for) benefit from income taxes .......................................           -                     -
                                                                                    ---------             ---------

    Net loss ....................................................................   $(285,696)            $(534,157)
                                                                                    ---------             ---------

Net (loss) per share of common stock
    Basic .......................................................................   $   (.034)            $   (.063)
                                                                                    ---------             ---------



See notes to consolidated financial statements

                      Consolidated Statement of Cash Flows



                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                              -------------------------------
                                                                                                  2002               2001
                                                                                              -----------        ------------
                                                                                                         (Unaudited)
Operating activities
    Net loss ..........................................................................       $  (285,696)       $  (534,157)
    Adjustment to reconcile net loss to net cash provided (used) by operating activities
       Depreciation and amortization ..................................................             9,349             12,989
       Options issued for compensation and services ...................................                 -             13,500
       Contracts in progress in excess of billings ....................................                 -            (30,848)
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable .........................................................           (12,685)           135,402
          Prepaid expenses and other ..................................................           (35,151)           (27,970)
          Accounts payable ............................................................            (2,024)           134,952
          Accrued liabilities .........................................................           (15,499)           (13,328)
          Deferred revenue ............................................................           (15,930)            24,865
                                                                                              -----------        -----------
              Net cash (used in) operating activities .................................          (357,636)          (284,595)
                                                                                              -----------        -----------

Investing activities
    Purchases of equipment and leasehold improvements .................................            (1,434)           (26,953)
                                                                                              -----------        -----------
              Net cash (used in) investing activities .................................            (1,434)           (26,953)
                                                                                              -----------        -----------

Financing activities
    Payments on capital lease obligation ..............................................              (879)            (2,489)
                                                                                              -----------        -----------
              Net cash (used in) financing activities .................................              (879)            (2,489)
                                                                                              -----------        -----------

Net decrease in cash ..................................................................          (359,949)          (314,037)
Cash at beginning of period ...........................................................         1,840,430          3,491,818
                                                                                              -----------        -----------

              Cash at end of period ...................................................       $ 1,480,481        $ 3,177,781
                                                                                              -----------        -----------

Supplemental disclosure information
    Cash paid for interest during the period ..........................................       $         5        $       157
                                                                                              -----------        -----------
    Cash paid for income taxes during the period ......................................     $           -      $           -
                                                                                              -----------        -----------


                   Notes to Consolidated Financial Statements


Note 1 - Basis of presentation

              The accompanying 2002 and 2001 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2001 and 2000.

              The information provided in these financial statements reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.

              The Company suffered a substantial consolidated net loss during the year ended December 31, 2001 and has net capital at December 31, 2001 in an amount less than its net loss for 2001. The Company expended significant funds towards its marketing effort and for investments in people to expand the Company's revenue during 2001. These costs are expected to continue to impact operating results in the future, however management has implemented a plan to reduce that impact. During 2001, the Company also incurred a number of significant non-recurring charges associated with the settlement of a customer contract and a revenue sharing agreement which is now in litigation. The Company realized a net loss from operations of $293,190 during the first quarter ended March 31, 2002. This was a decrease from the comparable period ended March 31, 2001 of approximately 49%.


Note 2 - Deferred revenue

         Deferred revenue consists of the following:

                                                   March 31,       December 31,
                                                     2002              2001*
                                                  -----------     -------------
                                                  (Unaudited)

                  Deferred memberships             $    54,714     $  71,293
                  Advances on royalties                 24,227        24,227
                  Deferred licenses                     90,794        90,145
                                                   -----------     ---------
                                                   $   169,735     $ 185,665
                                                  ------------     ---------


*Derived from audited financial statements

Note 3 - Income taxes

              At March 31, 2002, the Company has a net operating loss carryforward of approximately $4,000,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $1,600,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 - Net (loss) per share of common stock

         The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                 Weighted Average
               Three Months Ended March 31,      Number of Shares
               ----------------------------      -----------------
                       (Unaudited)

                           2002                      8,515,235

                           2001                      8,515,235

         Diluted net (loss) per share of common stock has not been presented for the three months ended March 31, 2002 and 2001 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 - Long-term contracts

In 1999, the Company entered into a significant long-term contract. Revenue from the contract was recognized as the phases were accepted by the customer. At December 31, 1999, the Company had not completed a phase under the contract and contract payments received were recognized as deferred revenue. At December 31, 2000, as the contract developed and more reliable estimates were available, the percentage-of-completion method of accounting was determined to be the preferable method of accounting for long-term contracts. Under the percentage-of-completion method of accounting, costs and estimated gross margins are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. Billings on the contracts are recorded as advance billings on the contract until the contract is substantially completed. As of March 31, 2002 and December 31, 2001, costs and estimated gross margin on the contract in excess of advanced billings was $-0- as there was not any significant contracts in progress as of those dates.

Note 6 - Revenue Sharing Agreement - litigation

During 2000 the Company entered into an agreement with an internet on-line service provider to promote and market the Activeworlds Corp. services to the service provider's members. The term of the agreement was one year. Revenue from new members generated under the agreement is shared equally. The agreement requires Activeworlds Corp. to make four quarterly installments in the amount of $112,500 each as a guarantee against further revenues earned from memberships derived from the on-line provider. As of March 31, 2002 and December 31, 2001, the Company made three installments in the total amount of $337,500. Approximately $18,039 was received from memberships under the contract as of December 31, 2001. The contract expired in 2001. The Company is currently in litigation regarding adjustments to the contract due to the lack of registrations received under the agreement. At this time the outcome of the litigation process cannot be determined.

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

         We believe that by continually enhancing our technology, developing new applications for the three-dimensional Internet market, and entering into strategic partnerships, we will be able to achieve our goals. We believe that three-dimensional Internet applications provide enhanced richness that will be of interest to users developing Internet-based advertising, distance learning, training, entertainment, e-commerce, leisure time and chat applications and other on-line activities. As three-dimensional Internet technology becomes more accepted, we believe that a market will develop for our technology in these areas.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001

         Our principal source of revenue to date has been from the license of our uniservers and galaxervers and from development projects for our customers. We also generate revenue from the monthly $6.95 registration fee, which is paid by our users who become citizens, and from technical support services which we offer to our licensees. Revenue from advertising has been nominal. We recognize revenue from membership fees and licenses ratably over the periods the memberships and licenses are in effect.

         Revenue for the three months ended March 31, 2002 increased approximately 7%, to $137,845 from $128,798 for the three months ended March 31, 2001. During the first quarter of 2002, we switched our subscription model from an annual charge of $19.95 to a monthly charge of $6.95. Our belief is that a monthly subscription charge model will increase our annual registration revenues. The new subscription model has not been in effect long enough for us to be able to determine if it will increase or decrease our overall registration revenues. The new plan could also have the effect of decreasing our annual registration revenues.

         Our selling, general and administrative expenses in the three months ended March 31, 2002 decreased approximately 51% to $325,510 from $666,497 for the same period in 2001. The decrease was the result of staff reductions, tradeshow reductions, legal expense reductions and overall cost cutting measures.

         Research and development expenses in the three months ended March 31, 2002 increased 163% to $105,525 from $40,038 for the same period in 2001. This increase reflects a general increase in our research and development efforts.

         As a result of the foregoing, we sustained a net loss of $285,696, or $(.034) per share (basic), for the three months ended March 31, 2002, as compared with net loss of $534,157, or ($.063) per share basic for the same period in 2001. Diluted net (loss) per share of common stock has not been presented for the three months ended March 31, 2002 and March 31, 2001 since the effect of including the stock options and warrants outstanding would be antidilutive.



         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had working capital of $1,410,992, of which $1,480,481 was cash. The working capital reflected the remaining cash from our May 2000 public offering, from which we received aggregate net proceeds of approximately $4.8 million. We have no credit facility. Our cash balances represent substantially our only current asset. At March 31, 2002, our accounts receivable was $13,459. We believe that at March 31, 2002, our working capital was sufficient to meet our near cash requirements for the next twelve months.

         We have a net operating loss carry forward in the amount of $4,000,000 as of March 31, 2002, which may be used to reduce our income taxes in the future if we recognize a profit. We cannot assure you we will make a profit.

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

         Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. 18 SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No.142 effective December 1, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 on December 1, 2002 and does not expect the adoption of SFAS No. 144 to have a material impact on our results of operations and financial position.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         none

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

         none

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         none

ITEM 5.  OTHER INFORMATION


         none


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by Activeworlds during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                ACTIVEWORLDS.COM, INC.


Date: May 15, 2002              By: /s/ J. P. McCormick
                                   ---------------------------------------------
                                   J. P. McCormick,
                                   Chief Financial Officer
                                   (Principal Financial Officer and Officer
                                   Duly Authorized to Sign on Behalf of
                                   Registrant)