Form 10QSB
period 2002-06-30
ACTIVEWORLDS COM INC
filed 2002-08-15
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                  For the quarterly period ended: June 30, 2002
                          Commission File No. 001-15819

                              --------------------

                               ACTIVEWORLDS CORP.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                             513-3883101
          --------                                             -----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification Number)

                              85 MOUNTAINSIDE TRAIL
                           CORTLAND MANOR, N.Y. 10567
                                 (914) 737-6883
                                 --------------
                          (Address and telephone number
                         of principal executive offices)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 8,512,561 shares of our common stock outstanding as of August 12,2002.

Transitional Small Business Disclosure Format (check one):  [ ] Yes     [X] No

                                      INDEX

                                                                                                              Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of June 30, 2002 (unaudited) and December 31, 2001                                           1

           Condensed Consolidated Statements of Income
                for the three and six months ended June 30, 2002 and 2001 (unaudited)                           2

           Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2002 and 2001 (unaudited)                                   3 - 4

           Notes to unaudited condensed consolidated interim financial statements                             5 - 8

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                                           9 - 12


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                                   13

ITEM 2.    Change in Securities                                                                                13

ITEM 3.    Defaults upon Senior Securities                                                                     13

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                 13

ITEM 5.    Other Information                                                                                   13

ITEM 6.    Exhibits and Reports on Form 8-K                                                                    13

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                                                         June 30,       December 31,
                                                                                           2002             2001 *
                                                                                      -----------       -----------
                                                                                       (Unaudited)
                                     Assets
Current assets
    Cash                                                                               $ 1,081,230       $ 1,840,430
    Accounts receivable, trade                                                               3,490               774
    Employee advance                                                                         3,421                --
    Prepaid expenses and other                                                              52,925            42,950
    Investments                                                                             65,307            65,307
                                                                                       -----------       -----------
              Total current assets                                                       1,206,373         1,949,461
                                                                                       -----------       -----------

Property and equipment, at cost
    Leasehold improvements                                                                  27,334            27,334
    Equipment and fixtures                                                                 396,576           395,141
                                                                                       -----------       -----------
                                                                                           423,910           422,475
    Less: accumulated depreciation and amortization                                        199,746           181,341
                                                                                       -----------       -----------
              Property and equipment, net                                                  224,164           241,134
                                                                                       -----------       -----------

              Total assets                                                             $ 1,430,537       $ 2,190,595
                                                                                       -----------       -----------


Liabilities and Stockholders' Equity
Current liabilities
    Current portion - capital lease                                                    $        --       $       878
    Accounts payable                                                                         6,784            21,287
    Accrued liabilities                                                                     13,292            52,857
    Deferred revenue                                                                       154,441           185,665
                                                                                       -----------       -----------
              Total current liabilities                                                    174,517           260,687
                                                                                       -----------       -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued
      or outstanding                                                                            --                --
    Common stock, $.001 par value, 50,000,000 shares authorized, 8,515,235 shares
      issued and outstanding                                                                 8,515             8,515
    Additional paid-in capital                                                           6,344,393         6,344,393
    Note receivable for shares issued                                                       (6,500)           (6,500)
    Treasury stock                                                                        (118,403)         (118,403)
    Accumulated deficit                                                                 (4,906,515)       (4,232,627)
    Accumulated other comprehensive income (loss)                                          (65,470)          (65,470)
                                                                                       -----------       -----------
              Total stockholders' equity                                                 1,256,020         1,929,908
                                                                                       -----------       -----------

              Total liabilities and stockholders' equity                               $ 1,430,537       $ 2,190,595
                                                                                       -----------       -----------


*Derived from audited financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                          Three Months Ended            Six Months Ended
                                                             June 30                         June 30
                                                    ---------------------------     ---------------------------

                                                        2002           2001            2002            2001
                                                    -----------     -----------     -----------     -----------
                                                                  (Unaudited)                           (Unaudited)

Revenues                                            $   119,659     $   133,872     $   257,504     $   262,671
                                                    -----------     -----------     -----------     -----------
Operating expenses
    Selling, general and administrative expenses        415,585         816,308         741,095       1,467,261

    Research and development expenses                    97,422          81,432         202,947         136,770
                                                    -----------     -----------     -----------     -----------
              Total operating expenses                  513,007         897,740         944,042      (1,604,031)
                                                    -----------     -----------     -----------     -----------

    Loss from operations                               (393,348)       (763,868)       (686,538)     (1,341,360)

Interest income                                           5,156          28,171          12,650          71,506
                                                    -----------     -----------     -----------     -----------
    Loss before debt  forgiveness and (provision
     for) benefit from income taxes
                                                       (388,192)       (735,697)       (673,888)     (1,269,854)
Debt forgiveness                                             --          57,310              --          57,310
                                                    -----------     -----------     -----------     -----------
    Loss before (provision for)
     benefit from income taxes                         (388,192)       (678,387)       (673,888)     (1,212,544)
(Provision for) benefit from income taxes                    --              --              --              --
                                                    -----------     -----------     -----------     -----------

    Net loss                                        $  (388,192)    $  (678,387)    $  (673,888)    $(1,212,544)
                                                    -----------     -----------     -----------     -----------

Net loss per share of common stock
    Basic                                           $     (.046)    $     (.080)    $     (.079)    $     (.142)
                                                    -----------     -----------     -----------     -----------

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                        Six Months Ended
                                                                                             June 30
                                                                                   ---------------------------
                                                                                      2002            2001
                                                                                   -----------     -----------
                                                                                          (Unaudited)
Operating activities
    Net (loss)                                                                     $  (673,888)    $(1,212,544)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                                    18,405          27,137
       Contract billing adjustment                                                          --         124,230
       Options issued for compensation and services                                         --          13,500
       Contracts in progress in excess of billings                                          --         308,737
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                           (2,716)       (129,876)
          Employee advances                                                             (3,421)             --
          Advances to officer/employees                                                     --          (1,513)
          Prepaid expenses and other                                                    (9,975)         79,950
          Accounts payable                                                             (14,503)         82,537
          Accrued liabilities                                                          (39,565)        (47,476)
          Deferred revenue                                                             (31,225)         37,103
                                                                                   -----------     -----------
              Net cash used in operating activities                                   (756,888)       (718,215)
                                                                                   -----------     -----------

Investing activities
    Purchases of property and equipment                                                 (1,434)        (51,706)
                                                                                   -----------     -----------
              Net cash used in investing activities                                     (1,434)        (51,706)
                                                                                   -----------     -----------

Financing activities
    Payments on capital lease obligation                                                  (878)         (5,017)
                                                                                   -----------     -----------
              Net cash used in financing activities                                       (878)         (5,017)
                                                                                   -----------     -----------

Net decrease in cash                                                                  (759,200)       (774,938)
Cash at beginning of period                                                          1,840,430       3,491,818
                                                                                   -----------     -----------

              Cash at end of period                                                $ 1,081,230     $ 2,716,880
                                                                                   -----------     -----------

Supplemental disclosure information
    Cash paid for interest during the period                                       $         4     $       276
                                                                                   -----------     -----------
    Cash paid for income taxes during the period                                   $        --     $        --
                                                                                   -----------     -----------

Note 1 - Basis of presentation

         The accompanying 2002 and 2001 unaudited interim consolidated financial statements included herein have been prepared by Activeworlds Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2001 and 2000.

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

         The Company suffered a substantial consolidated net loss during the year ended December 31, 2001 and had net capital at December 31, 2001 in an amount less than its net loss for 2001. The Company expended significant funds towards its marketing effort and for investments in people to expand the Company's revenue during 2001. These costs continued to impact operating results during the six months ended June 30, 2002. As discussed more fully in Note 7, the Company is undertaking the sale of its existing business as part of the sale of its wholly-owned subsidiary, Activeworlds, Inc.

Note 2 - Deferred revenue

         Deferred revenue consists of the following:

                                                           June 30, December 31,
                                                             2002       2001
                                                           --------   --------
                                                         (Unaudited)

                 Deferred memberships                      $ 50,644    $ 71,293
                 Advances on royalties                       24,227      24,227
                 Deferred licenses                           79,570      90,145
                                                           --------    --------

                                                           $154,441    $185,665
                                                           --------    --------

Note 3 - Income taxes

                      At June 30, 2002, the Company has a net operating loss
              carry forward of approximately $4,200,000 that may be used to offset future taxable income.

                      An allowance has been established for the full amount of
              gross deferred tax assets of approximately $1,800,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 - Net (loss) per share of common stock

         The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                          Weighted Average
             Six Months Ended June 30,                    Number of Shares
                   (Unaudited)

                       2002                                   8,515,235

                       2001                                   8,515,235

         Diluted net (loss) per share of common stock has not been presented for the six months ended June 30, 2002 and 2001 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 - Long-term contracts

         In 1999, the Company entered into a significant long-term contract. Revenue from the contract was recognized as the phases were accepted by the customer. At December 31, 1999, the Company had not completed a phase under the contract and contract payments received were recognized as deferred revenue. At December 31, 2000, as the contract developed and more reliable estimates were available, the percentage-of-completion method of accounting was determined to be the preferable method of accounting for long-term contracts. Under the percentage-of-completion method of accounting, costs and estimated gross margins are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. Billings on the contract are recorded as advance billings until the contract is substantially completed. As of June 30, 2002 and December 31, 2001, costs and estimated gross margin on the contract in excess of advanced billings was $-0- as there was not any significant work in progress as of those dates.

Note 6 - Revenue Sharing Agreement - litigation

         During 2000, the Company entered into an agreement with an Internet on-line service provider to promote and market the Activeworlds Corp. services to the service provider's members. The term of the agreement was one year. Revenue from new members generated under the agreement is shared equally. The agreement required Activeworlds Corp. to make four quarterly installments in the amount of $112,500 each as a guarantee against further revenues earned from memberships derived from the on-line provider. As of June 30, 2002 and December 31, 2001, the Company made three installments in the total amount of $337,500. Approximately $18,039 was received from memberships under the contract as of December 31, 2001. The contract expired in 2001. The Company is currently in litigation regarding adjustments to the contract due to the lack of registrations received under the agreement. At this time the outcome of the litigation process cannot be determined.

Note 7 - Subsequent Events

         On July 10, 2002 Activeworlds Corp. filed a Form 8-K pursuant to the Securities Exchange Act of 1934 relating to an Agreement and Plan of Exchange the "Agreement"). Under the Agreement, the Company agreed to sell all of the issued and outstanding shares of common stock of its subsidiary, Activeworlds, Inc. to the Company's management as of the date of the Agreement (the "Former Management"). The Former Management agreed to sell the Company 2,595,445 shares of the Company's common stock representing approximately 30% of the outstanding shares. Under the Agreement, the Former Management resigned, terminated their employment agreements and assumed all expenses associated with the business of Activeworlds, Inc., and the Company agreed to pay Former Management $425,000 and up to $15,000 of their legal fees. At the same time, in a separate transaction, Former Management agreed to sell 1,000,000 shares of common stock to a 10% stockholder (the "Stockholder"), contingent upon closing the transactions under the Agreement. The Agreement is subject to the approval of a majority of the outstanding shares of common stock of the Company. The Former Management issued irrevocable proxies to the Stockholder who has the power to vote a majority of outstanding shares and intends to vote in favor of sale of Activeworlds, Inc. to the Former Management. On August 9, 2002, the Company filed a preliminary Information Statement with the SEC which will, following clearance of comments from the SEC staff and execution of a Consent to stockholder action without a meeting by the Stockholder, be mailed to all stockholders and be effective to approve the sale of Activeworlds, Inc. under Delaware law. In the event the Agreement does not close by September 15, 2002, the Agreement shall terminate and Former Management will be reinstated under their existing employment agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section.

OVERVIEW

         The discussion below is based upon the historical financial operations of the Company as required by the rules of the SEC. Effective July 12, 2002 when the Agreement was signed, the Former Management began operating the business of Activeworlds, Inc. While technically the results of operations since that date are will be included in the Company's results of operations for the current quarter, the Company's cash resources are not being used to support the losses of Activeworlds, Inc. which had continued at least through July 12th. We are, however, making payments to the Former Management equal to their former salaries which payments will be a credit against the sums due to them under the Agreement.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2002 Compared to Three Months ended June 30, 2001.

         Net Revenues. During the quarter ended June 30, 2002, net revenues declined to $119,659 from $133,872 from the same period last year which was a factor in the board of directors favoring the sale of Activeworlds, Inc.

         Expenses. Selling, general and administrative expenses declined substantially to $415,585 from $816,308 during the same period last year. Research and development expenses increased during the quarter ended June 30, 2002 to $97,422 from $81,432 during the second quarter in 2001.

         Net Loss. The net loss for the second quarter of 2002 declined substantially to $388,192 from $ 678,387 for the quarter ended June 30, 2001.

         Six Months Ended June 30, 2002 Compared to Six Months ended June 30, 2001.

         Net Revenues. For the six months ended June 30, 2002, revenues declined slightly to $257,504 from $262,671 during the same period in 2001.

         Expenses. Selling, general and administrative expenses declined during the six months declined substantially to $741,095 from $1,467,261 for the first half of 2001. For the same periods, research and development expenses were $202,947 in 2002 and $136,770 in 2001.

         Net Loss. For the six months ended June 30, 2002, the net loss was $673,888 and for the same period in 2001, the net loss was $1,212,544.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2002, net cash used by operating activities was $756,888 in contrast to $718,215 for the corresponding period in 2001.

         In the six months ended June 30, 2002, net cash used by financing activities was $878, while in the six months ended June 30, 2001, net cash of $5,017 was used.

         During the six months ended June 30, 2002, net cash used in investing activities was $1,434 in contrast to $51,706 for the corresponding period in 2001, reflecting a decrease in the purchase of property and equipment.

                  As disclosed in Note 7, the Company has entered into the Agreement and expects to use up to $440,000 of its existing cash balance to fund the closing, which has been extended to September 15, 2002.

          Additionally,, the Company and the Former Management have orally agreed with another 10% stockholder (the "Minority Stockholder") whereby the Company will purchase 600,000 shares of common stock from the Minority Stockholder for $100,000 and the Former Management will purchase 600,000 shares from the Minority Stockholder. The Company expects to close this transaction shortly. In order to assist the Former Stockholders in closing this purchase prior to finalizing the Information Statement, the Company has agreed to lend $100,00 to the two persons who comprise the Former Management in exchange for short-term notes and a pledge of all of their common stock of the Company. The Company and the Former Management recently amended the Agreement to extend the time to close and permit the Company to offset sums due to the Former Management under the Agreement in order to pay the notes.

         Working capital was $1,031,856 at June 30, 2002, a substantial decrease December 31, 2001. At June 30, 2002 our current assets of $1,206,373 included $1,081,230 of cash and cash equivalents. Assuming we sell Activeworlds, Inc. and purchase 600,000 shares of common stock from the Minority Stockholder, we will have less than $500,000 of cash remaining. Assuming we complete the transaction to sell our subsidiary, we believe our remaining cash will be sufficient for more than the next 12 months because we will have no business operations and only minimal costs. However, we are actively looking to acquire an existing business in order to provide an opportunity to create stockholder value. Depending upon the business and financial condition of any company we acquire, we may need future financing.

FORWARD-LOOKING STATEMENTS
--------------------------

         The statement made above relating to our closing the transaction with the former management, closing the transaction with a minority stockholder and the adequacy of our working capital are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements.

         The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) our inability to comply with any comments which the SEC staff may issue with regard to the Information Statement filed on August 9, 2002,(2) our inability to consummate a final agreement with the Minority Stockholder, and (3) matters relating to the business and financial condition of any company we acquire .We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES
         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      EXHIBIT INDEX


Exhibit
Number     Description
--------   ---------------------------------------------------------------------
10.1     Agreement and Plan of Exchange(1)
10.2     Amendment to Agreement and Plan of Exchange

(1)      Contained in Form 8-K filed on July 12, 2002.

         (b)      REPORTS ON FORM 8-K.

                  Two Reports on Form 8-K were filed during the quarter ended June 30, 2002 . The first Report was filed on May 3, 2002 to report a possible acquisition which has since been cancelled. The second Report, filed on May 24, 2002, disclosed the determination by the Nasdaq Stock Market to delist the Company's common stock which subsequently occurred.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2002 by the undersigned, thereunto duly authorized.


                                 ACTIVEWORLDS CORP.


                                 /s/ Alex Adelson
                                 -----------------------------------
                                 Alex Adelson, President



                                 /s/ Bruce Judson
                                 -----------------------------------
                                 Bruce Judson, Vice President of Finance