Form 10QSB
period 2002-09-30
ACTIVEWORLDS COM INC
filed 2002-11-19
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


               For the quarterly period ended: September 30, 2002
                          Commission File No. 001-15819


                               Activeworlds Corp.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                  13-3883101
                --------                                  ----------
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

We had 5,319,790 shares of our common stock outstanding as of November 18, 2002.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                      INDEX

                                                                                                              Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of June 30, 2002 (unaudited) and December 31, 2001                                           1

           Condensed Consolidated Statements of Income
                for the three and six months ended June 30, 2002 and 2001 (unaudited)                           2

           Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2002 and 2001 (unaudited)                                     3

           Notes to unaudited condensed consolidated interim financial statements                             4 - 7

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                                           8 - 9

ITEM 3.    Controls and Procedures                                                                              9


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                                    9

ITEM 2.    Change in Securities                                                                                 9

ITEM 3.    Defaults upon Senior Securities                                                                      9

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                  9

ITEM 5.    Other Information                                                                                    9

ITEM 6.    Exhibits and Reports on Form 8-K                                                                    10

                        PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                                                        September 30,     December 31,
                                                                                            2002              2001 *
                                                                                            ----              ------
                                                                                         (Unaudited)
                                     Assets

Current assets
    Cash                                                                                 $   402,535      $ 1,840,430
    Accounts receivable, trade                                                                    --              774
    Due from Activeworlds, Inc.                                                                6,916               --
    Prepaid expenses and other                                                                22,156           42,950
    Investments                                                                                   --           65,307
                                                                                         -----------      -----------
              Total current assets                                                           431,607        1,949,461
                                                                                         -----------      -----------
Property and equipment, at cost
    Leasehold improvements                                                                        --           27,334
    Equipment and fixtures                                                                        --          395,141
                                                                                         -----------      -----------
                                                                                                  --          422,475
    Less: accumulated depreciation and amortization                                               --          181,341
                                                                                         -----------      -----------
              Property and equipment, net                                                         --          241,134
                                                                                         -----------      -----------
              Total assets                                                               $   431,607      $ 2,190,595
                                                                                         -----------      -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Current portion - capital lease                                                      $        --      $       878
    Accounts payable                                                                          56,611           21,287
    Accrued liabilities                                                                           --           52,857
    Deferred revenue                                                                              --          185,665
                                                                                         -----------      -----------
              Total current liabilities                                                       56,611          260,687
                                                                                         -----------      -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value,  500,000 shares  authorized,  no shares issued
      or outstanding                                                                              --               --
    Common stock, $.001 par value,  50,000,000 shares  authorized,  5,319,790 shares
      issued and outstanding                                                                   5,320            8,515
    Additional paid-in capital                                                             6,344,393        6,344,393
    Note receivable for shares issued                                                             --           (6,500)
    Treasury stock                                                                          (867,664)        (118,403)
    Accumulated deficit                                                                   (5,107,053)      (4,232,627)
    Accumulated other comprehensive income (loss)                                                 --          (65,470)
                                                                                         -----------      -----------
              Total stockholders' equity                                                     374,996        1,929,908
                                                                                         -----------      -----------
              Total liabilities and stockholders' equity                                 $   431,607      $ 2,190,595
                                                                                         -----------      -----------

*Derived from audited financial statements

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations



                                                    Three Months Ended                Nine Months Ended
                                                       September 30                      September 30
                                                       ------------                      ------------

                                                  2002              2001            2002             2001
                                                  ----              ----            ----             ----
                                                       (Unaudited)                       (Unaudited)

Revenues                                      $    11,452      $   115,482      $   268,956      $   378,152
                                              -----------      -----------      -----------      -----------
Operating expenses
    Selling, general and administrative
   expenses                                       204,119          537,664          939,806        1,967,131
    Research and development expenses              10,039           99,756          218,397          217,009
                                              -----------      -----------      -----------      -----------
              Total operating expenses            214,158          637,420        1,158,203        2,184,140

    Loss from operations                         (202,706)        (521,938)        (889,247)      (1,805,988)

Interest income                                     2,171           19,169           14,821           90,675
                                              -----------      -----------      -----------      -----------
    Income (loss) before (provision for)
      benefit from income taxes                  (200,535)        (502,769)        (874,426)      (1,715,313)

(Provision for) benefit from income taxes              --               --               --               --
                                              -----------      -----------      -----------      -----------
    Net loss                                     (200,535)        (502,769)        (874,426)      (1,715,313)

Other comprehensive income (loss) -
    unrealized (losses) on securities                  --          (65,470)              --          (65,470)
                                              -----------      -----------      -----------      -----------
    Comprehensive income (loss)               $  (200,535)     $  (568,239)     $  (874,426)     $(1,780,783)

Earnings (loss) per share of common stock
    Basic                                     $     (.036)     $     (.067)     $     (.116)     $     (.201)
                                              -----------      -----------      -----------      -----------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                        Nine Months Ended
                                                                                           September 30
                                                                                           ------------
                                                                                      2002              2001
                                                                                      ----              ----
                                                                                          (Unaudited)

Operating activities
    Net loss                                                                      $  (874,426)     $(1,715,313)
    Adjustment to reconcile net loss to net cash used in
      operating activities
       Depreciation and amortization                                                   18,405           52,262
       Contract billing adjustment                                                         --          216,880
       Options issued for compensation and services                                        --           13,500
       Contracts in progress in excess of billings                                         --           91,857
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                             774           (6,223)
          Advances to officer/employees                                                    --             (939)
          Due from Activeworlds, Inc.                                                  (6,916)              --
          Prepaid expenses                                                             20,794          194,155
          Accounts payable                                                             35,324          (35,818)
          Accrued liabilities                                                         (52,857)         (26,191)
          Deferred revenue                                                                 --           32,958
                                                                                  -----------      -----------
              Net cash used in operating activities                                  (858,902)      (1,182,872)
                                                                                  -----------      -----------
Investing activities
    Purchases of equipment and leasehold improvements                                  (1,434)         (51,952)
                                                                                  -----------      -----------
              Net cash used in investing activities                                    (1,434)         (51,952)
                                                                                  -----------      -----------
Financing activities
    Payments on capital lease obligation                                                 (878)          (7,583)
    Purchase of Treasury stock                                                       (576,681)              --
                                                                                  -----------      -----------
              Net cash used in financing activities                                  (577,559)          (7,583)
                                                                                  -----------      -----------
Net decrease in cash                                                               (1,437,895)      (1,242,407)
Cash at beginning of period                                                         1,840,430        3,491,818
                                                                                  -----------      -----------
              Cash at end of period                                               $   402,535      $ 2,249,411
                                                                                  -----------      -----------

Supplemental disclosure information
    Cash paid for interest during the period                                      $        --      $       356
                                                                                  -----------      -----------
    Cash paid for income taxes during the period                                  $        --      $        --
                                                                                  -----------      -----------
Supplemental schedule of non cash investing and financing activities
       Common stock received in lieu of cash on contracts receivable              $        --      $   130,770
                                                                                  -----------      -----------
       Non-cash items in connection with the sale of subsidiary                   $  (175,775)     $        --
                                                                                  -----------      -----------

See notes to consolidated financial statements

Note 1 -      Basis of presentation

              The accompanying 2002 and 2001 unaudited interim consolidated financial statements included herein have been prepared by Activeworlds Corp. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2001 and 2000.

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

              The Company suffered a substantial consolidated net loss during the year ended December 31, 2001 and has net capital at December 31, 2001 in an amount less than its net loss for 2001. The Company expended significant funds towards its marketing effort and for investments in people to expand the Company's revenue during 2001. These costs continued to impact operating results during the nine months ended September 30, 2002. As discussed more fully in note 7, the Company has completed the sale of its existing business as part of the sale of its wholly-owned subsidiary, Activeworlds, Inc. Management is exploring future business opportunities to best utilize Company assets.

Note 2 -      Deferred revenue

              Deferred revenue consists of the following:

                                       September 30,  December 31,
                                           2002           2001
                                       (Unaudited)

              Deferred memberships      $     --       $ 71,293
              Advances on royalties           --         24,227
              Deferred licenses               --         90,145
                                        --------       --------

                                        $     --       $185,665
                                        --------       --------
Note 3 -      Income taxes

              At September 30, 2002, the Company has a net operating loss carryforward of approximately $4,680,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax assets of approximately $1,872,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 -      Net (loss) per share of common stock

              The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:



                        Periods
              --------------------------------                Weighted Average
              Three Months Ended September 30,                Number of Shares
              --------------------------------                ----------------
                        (Unaudited)

                            2002                                   5,632,388

                            2001                                   8,515,235


                                                               Weighted Average
               Nine Months Ended September 30,                 Number of Shares
               -------------------------------                 ----------------
                        (Unaudited)

                            2002                                   7,543,726

                            2001                                   8,515,235

              Diluted net (loss) per share of common stock has not been presented for the three and nine months ended September 30, 2002 and 2001 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 -      Long-term contracts

              In 1999, the Company entered into a significant long-term contract. Revenue from the contract was recognized as the phases were accepted by the customer. At December 31, 1999, the Company had not completed a phase under the contract and contract payments received were recognized as deferred revenue. At December 31, 2000, as the contract developed and more reliable estimates were available, the percentage-of-completion method of accounting was determined to be the preferable method of accounting for long-term contracts. Under the percentage-of-completion method of accounting, costs and estimated gross margins are recorded as revenue as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs. Billings on the contract are recorded as advance billings until the contract is substantially completed. As of September 30, 2002 and December 31, 2001, costs and estimated gross margin on the contract in excess of advanced billings was $-0- as there was not any significant work in progress as of those dates.

Note 6 -      Revenue Sharing Agreement - litigation

              During 2000, the Company entered into an agreement with an internet on-line service provider to promote and market the Activeworlds Corp. services to the service provider's members. The term of the agreement was one year. Revenue from new members generated under the agreement is shared equally. The agreement required Activeworlds Corp. to make four quarterly installments in the amount of $112,500 each as a guarantee against further revenues earned from memberships derived from the on-line provider. As of September 30, 2002 and December 31, 2001, the Company made three installments in the total amount of $337,500. Approximately $18,039 was received from memberships under the contract as of December 31, 2001. The contract expired in 2001. The Company is currently in litigation regarding adjustments to the contract due to the lack of registrations received under the agreement. At this time the outcome of the litigation process cannot be determined.

Note 7 -      Sale of subsidiary (Activeworlds, Inc.)

              On July 10, 2002 Activeworlds Corp. entered into an Agreement and Plan of Exchange (the "Agreement"). Under the Agreement, the Company agreed to sell all of the issued and outstanding shares of common stock of its subsidiary, Activeworlds, Inc. to the Company's management as of the date of the Agreement (the "Former Management"). The Former Management agreed to sell the Company 2,595,445 shares of the Company's common stock representing approximately 30% of the outstanding shares. Under the Agreement, the Former Management resigned, terminated their employment agreements and assumed all expenses associated with the business of Activeworlds, Inc., and the Company agreed to pay Former Management $425,000 and up to $15,000 of their legal fees. At the same time, in a separate transaction, Former Management agreed to sell 1,000,000 shares of common stock to a 10% stockholder (the "Stockholder"), contingent upon closing the transactions under the Agreement. The Agreement is subject to the approval of a majority of the outstanding shares of common stock of the Company. The Former Management issued irrevocable proxies to the Stockholder who has the power to vote a majority of outstanding shares and intends to vote in favor of sale of Activeworlds, Inc. to the Former Management. On September 9, 2002 the sale of Activeworlds, Inc. was approved by the consent of the majority of outstanding shares of common stock and the transactions under the Agreement closed. In accordance with the terms of the agreement, the subsidiary was sold to the Former Management effective as of the date of the Agreement (July 10, 2002).

              Noncash items in connection with the sale of the subsidiary are as follows:


              Property and equipment (net of accumulated  depreciation  of
                $199,746)                                                            $      (224,163)
              Investment in ASCM                                                             (65,307)
              Unrealized loss on investment in ASCM                                          (65,407)
              Deferred revenue                                                               185,602
              Note receivable for shares issued                                               (6,500)
                                                                                     ---------------
                                                                                     $      (175,775)

Note 8 -      Issuance of common stock warrants

              On August 27, 2002 the Company issued 300,000 common stock warrants to the Stockholder in connection with a contract to provide consulting services. The common stock warrants are exercisable for five years and can be exercised at $.06 per share, the fair market value of the stock at the date of the agreement.

Note 9 -      Issuance of common stock options

              On July 15, 2002, two members of the Board of Directors received 200,000 stock options and another board member, Mr. Sean Deson, the Company's current president, received 100,000 stock options of the Company. Mr. Deson cancelled his options for no consideration out of concern for existing stockholders. The options expire on July 15, 2007 and are exercisable at the fair market value of the stock at the date of the agreement.

Note 10 -     Pro forma information

              On July 10, 2002, the Company sold Activeworlds, Inc. to Former Management (see note 7). The Company currently has limited activity after the sale of the subsidiary. As required, the following schedule provides pro forma financial information for the periods presented as though the sale of the subsidiary occurred at the beginning of the periods.


                                                         Three Months Ended          Nine Months Ended
                                                            September 30                September 30
                                                            ------------                ------------
                                                         2002          2001          2002          2001
                                                         ----          ----          ----          ----
                                                            (Unaudited)                 (Unaudited)

              Revenues                                 $     --      $     --      $     --      $     --
                                                       --------      --------      --------      --------

              General and administrative                  7,500         7,500        30,000        30,000
                                                       --------      --------      --------      --------

              Loss from operations                       (7,500)       (7,500)      (30,000)      (30,000)

              Interest income                             2,000         4,000         6,000        12,000
                                                       --------      --------      --------      --------

                        Loss before (provision
                         for) benefit from income        (5,500)       (3,500)      (24,000)      (18,000)
                         taxes
              (Provision  for) benefit from income           --            --            --            --
              taxes

                        Net loss                       $ (5,500)     $ (3,500)     $(24,000)     $(18,000)
                                                       --------      --------      --------      --------

              Loss per share of common stock
                  Basic                                $  (.001)     $  (.001)     $  (.003)     $  (.002)
                                                       --------      --------      --------      --------

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

Overview

         The discussion below is based upon the historical financial operations of the Company as required by the rules of the SEC. On September 9, 2002, we sold Activeworlds, Inc. to the Former Management. Effective July 10, 2002 when the Agreement was signed, the Former Management began operating the business of Activeworlds, Inc. While technically the results of operations prior to that date are included in the Company's results of operations for the current quarter, the Company's cash resources were not used to support the losses of Activeworlds, Inc. which had continued at least through July 10th. We did, however, make payments to the Former Management equal to their former salaries which payments were a credit against the sums due to them under the Agreement.


Results of Operations

         Net Revenues. During the quarter ended June 30, 2002, net revenues were $11, 452 which was a substantial decrease from $115,482 for the same period in 2001. This resulted from the sale of Activeworlds, Inc. effective as of July 10, 2002. For the nine months ended September 30, 2002, net revenues were $268,956 in contrast to $378,152 for the same period in 2001.

         Expenses. Operating expenses were $214,158 for the quarter ended September 30, 2002 in contrast to $637,420 for the same quarter in 2001. Total operating expenses for the nine months ended September 30, 2002 were $1,158,203 or an almost 50% reduction from the $2,184,140 for the same period in 2001

         Net Loss. The Company sustained a net loss for the three months of $200,535 in contrast to a net loss of $502,769 for the same period in 2001. For the nine months ended September 30, 2002, the Company's net loss of $874,426 was in contrast to a net loss of $1,715,313 for the same period in 2001.

Liquidity and Capital Resources

         For the nine months ended September 30, 2002, net cash used in operating activities was $858,902 versus $1,182,872 for the same period in 2001.

         In the nine months ended September 30, 2002, the Company used $1,434 in investing activities while in the same period in 2001, we used $51,952.

         For the nine months ended September 30, 2002, the Company used net cash of $577,559 in financing activities in contrast to $7,583 in the same period in 2001. The change occurred almost solely as a result of the Company's purchase of shares of common stock from the Former Management.

         At September 30, 2002, the Company's cash balance was $402,535. Although we have limited cash on hand, we believe cash is sufficient for the next 12 months because we have no business operations and only minimal costs. However, we are actively looking to acquire an existing business in order to provide an opportunity to create stockholder value. Depending upon the business and financial condition of any company we acquire, we may need future financing.

Forward-Looking Statements

         The statement made above relating to the adequacy of our working capital is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements.

         The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) our ability to complete an acquisition and (2) the business and financial condition of any company we acquire. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the rules thereunder, our chief executive officer and chief financial officer (who is the same person) reviewed our disclosure controls and procedures. This review was completed within the time required by law. Because of our inactive status, one person is our sole officer and director. Accordingly, this review was not reported to the board of directors in the sense contemplated by this Item. Based upon this review, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective and are sufficient to meet the requirements for this report.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation. Previously, when we were engaged in the operation of a business, we had a bookkeeper report to our then chief financial officer and we had an independent board of directors.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities
        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Although no consents or authorizations were solicited, the Company's principal stockholder approved the sale of Activeworlds, Inc. to its former management. A Schedule 14C filed with the Securities and Exchange Commission on September 17, 2002 was mailed to the Company's other stockholders.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibit Index


Exhibit
Number     Description
--------   ---------------------------------------------------------------------
10.1     Agreement and Plan of Exchange(1)
10.2     Amendment to Agreement and Plan of Exchange
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer and Chief Financial Officer
(1)      Contained in Form 8-K filed on July 12, 2002.

         (b)      Reports on Form 8-K.

         Two Reports on Form 8-K were filed during the quarter ended September 30, 2002 . The first Report was filed on July 12, 2002 to report entering into the Agreement. The second Report, filed on September 12, 2002, disclosed the closing of the transactions contemplated by the Agreement.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 18, 2002 by the undersigned, thereunto duly authorized.


                                                     Activeworlds Corp.


                                                     /s/ Sean Deson
                                                     Sean Deson, President and
                                                     Chief Financial Officer

                                  CERTIFICATION

I, Sean Deson, certify that:

1)       I have reviewed this report on Form 10-QSB of Activeworlds Corp.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6) I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 18, 2002

         /s/ Sean Deson
         --------------------------------------
         Sean Deson
         President and Chief Financial Officer