Form 10KSB
period 2002-12-31
ACTIVEWORLDS COM INC
filed 2003-04-15
CIK 1089531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

                        Commission File Number: 001-15819
                                                ---------
                               Activeworlds Corp.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         13-3883101
           --------                                         ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

                112 Baypoint Drive, San Rafael, California 94901
                ------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (415) 453-4868
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

       Securities Registered Pursuant to Section 12(g) of the Exchange Act

                                  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $268,956

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $159,594

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,319,790 shares of common stock and were outstanding as of April 11, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

About Activeworlds Corp.
------------------------

     We are a Delaware corporation organized on September 5, 1995. Beginning in 1999, through our wholly-owned subsidiary Activeworlds, Inc., we operated the business of providing Internet software products and services that enabled the delivery of three dimensional content over the Internet. We operated this business until July 10, 2002 when we entered into an agreement to sell the subsidiary to our former management. The sale closed on September 9, 2002, at which time we became inactive. We are now seeking business opportunities.

Our Plan
--------

      Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have no target under consideration, we have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

     We had no activity since completing the sale of our subsidiary on September 9, 2002. Our management intends to merge with or acquire an operating business to create operating revenue.

     Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

     In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations with the Securities and Exchange Commission. This requirement will also require the successor company to file information on its business operations as well as audited financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

     We anticipate that business opportunities will come to our attention from various sources, including our sole officer/director, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts for business opportunities; however, we have not entered into any direct or indirect negotiations at the time of this filing with any person, corporation or other entity regarding any possible business reorganization involving Activeworlds Corp.

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of the business opportunity's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

o Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as the stock market.

o Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

o    The extent to which the business opportunity can be advanced;

o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

o Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

o The cost of our participation as compared to the perceived tangible and intangible values and potential; and

o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition
-------------------

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon management's review and our relative negotiating strength. We may agree to merge, consolidate or reorganize with another corporation or form of business organization.

     Regardless of the legal structure, we likely will acquire another corporation or entity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it is possible that the acquisition will occur simultaneously with a sale of shares representing a controlling interest by our current principal stockholder. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing director will probably resign and new directors may be appointed without any vote by our stockholders.

     This method may also include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization.

Competition
-----------

     In our effort to locate an attractive opportunity, we expect to encounter competition from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these persons or entities have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available for the investigation and selection of a business opportunity. In addition, we expect competition will be especially tough due to the recent downturns in the economy which includes poor performance by stocks in both the national markets and in the over-the-counter markets making it less attractive for private companies to "go public."

ITEM 2. DESCRIPTION OF PROPERTY.

     We do not currently own or lease any property. Until we acquire a viable business opportunity, we will not have any need for an office. Our president provides us with a mailing address and telephone.

ITEM 3. LEGAL PROCEEDINGS.

     We are seeking to recover damages against Juno.com, Inc. on the basis that Juno induced us to enter into an agreement without disclosing that Juno.com planned to announce a change in their business model four days after execution of the agreement which rendered our services useless. Juno.com in fact made this announcement. We are seeking to recover the $337,500 paid to Juno.com and other damages. The defendants deny liability, and the suit is in the discovery stage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock which has traded on the Over-the-Counter Bulletin Board under the symbol "AWLD.OB" since July 12, 2002, and which previously traded on the Nasdaq SmallCap Market System under the symbol "AWLD" through July 11, 2002.

Common Stock                               High           Low
------------                               ----           ---
2001
----
Fourth Quarter                             $0.75          $0.40
Third Quarter                              $1.15          $0.40
Second Quarter                             $1.25          $0.55
First Quarter                              $1.27          $0.50

2002
----
Fourth Quarter                             $0.12          $0.02
Third Quarter                              $0.39          $0.06
Second Quarter                             $0.65          $0.10
First Quarter                              $0.97          $0.46

HOLDERS

     As of April 11, 2003, there were 64 holders of record of our common stock holding 5,319,790 shares of common stock.

DIVIDEND POLICY

     We have never paid cash dividends on our common stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and financial condition. We have not had any income and if we acquire a profitable company, we cannot predict what its board of directors will do.

SALES OF UNREGISTERED SECURITIES FOR THE YEAR ENDED DECEMBER 31, 2002.

     During the fiscal year ended December 31, 2002, we did not issue any shares of our common stock to any person or entity.

ITEM 6. PLAN OF OPERATION.

     The following discussion of our plan of operation should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in "Special Factors Relating to Our Business and Common Stock".

     We are currently inactive, and are seeking a business opportunity. We have not had revenues from operations since entering into the agreement to sell our subsidiary on July 10, 2002.

     Our primary expenses will relate to our reporting obligations under the Securities Exchange Act of 1934. We will incur expenses due to the legal and accounting services required to prepare periodic reports and the costs of filing these reports with the SEC. In the event we acquire a business opportunity, we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition.

     Our plan of operations does not call for any product research or development, nor do we plan to purchase any equipment.

            We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity once we consummate an acquisition transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for the Company commencing with its 2003 fiscal year. The provisions of SFAS 145 related to the rescission of SFAS 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for the December 31, 2002 financial statements and have been included in the current presentation.

FORWARD-LOOKING STATEMENTS

     This Report contains forward-looking statements that address, among other things, the adequacy of our working capital, In addition to these statements, trend analyses and other information including words such as "seek," "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions are forward looking statements. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission. We anticipate that some or all of the results may not occur because of factors which we discuss in the "Risk Factors" section which follows.

SPECIAL FACTORS RELATING TO OUR BUSINESS AND COMMON STOCK

Risks Related To Our Business
-----------------------------

WE MAY NEVER IDENTIFY AND ACQUIRE A BUSINESS OPPORTUNITY, AND YOUR INVESTMENT MAY BE LOST

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by our president in the exercise of his business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

SINCE WE EXPECT TO INCUR EXPENSES IN EXCESS OF REVENUES FOR THE NEAR FUTURE, WE MAY NOT BECOME PROFITABLE AND YOUR INVESTMENT MAY BE LOST

     We expect to incur losses for the foreseeable future. We have not had revenues since entering into the agreement to sell our subsidiary on July 10, 2002, and may never be profitable, or, if we become profitable, we may be unable to sustain profitability. As a result, your investment in our securities may be lost.

IN LIGHT OF THE POTENTIAL IMPACT OF RECENT EVENTS ON THE ECONOMY, WE MAY BE HAMPERED IN OUR SEARCH FOR A BUSINESS OPPORTUNITY

     The events of September 11, 2001 have had a substantial impact on the financial markets and businesses in the United States. Further, the current war against Iraq may also have a substantial impact on the financial markets and businesses in the United States. In light of these events, it may be difficult for us to identify and acquire a business opportunity. As a result, your investment in our securities may be lost.

RISKS RELATED TO OUR COMMON STOCK
---------------------------------

WE MAY ISSUE COMMON OR PREFERRED STOCK WITHOUT THE APPROVAL OF OUR STOCKHOLDERS WITH FEATURES WHICH COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US AND COULD DEPRESS OUR STOCK PRICE

     In the future, our board of directors may issue one or more series of common or preferred stock that has more than one vote per share without a vote of our stockholders. This could permit our board of directors to issue preferred stock to investors who support our management and increase control of our business by management. Additionally, issuance of super voting common or preferred stock could block an acquisition, even if an acquisition is in the best interest of the stockholders. This could cause the market price of our common stock to drop significantly.

BECAUSE THE ACTIVEWORLDS COMMON STOCK WILL NOT BE LISTED ON A STOCK EXCHANGE OR NASDAQ, INVESTORS MAY BE UNABLE TO RESELL THEM

     Since Activeworlds common stock only trades on the over-the-counter bulletin board, and has extremely limited trading volume, your ability to sell your common stock may be severely restricted. Accordingly, investors must be able to bear the financial risk of losing their entire investment.

THE PRICE OF THE COMMON STOCK MAY BE HIGHLY VOLATILE, AND INVESTORS MAY NOT BE ABLE TO SELL THE COMMON STOCK AT OR ABOVE MARKET PRICES

     The market price for Activeworlds common stock, may be highly volatile. As long as the future market for the common stock is limited, investors who purchase the common stock may only be able to sell them, if at all, at a loss.

ITEM 7. FINANCIAL STATEMENTS.

See pages F-1 through F-17 beginning after page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      We have had no change in, or disagreements with, our principal independent accountants during our last two fiscal years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     We have only one officer and director.

NAME                      AGE               POSITION(S)
----                      ---               -----------
Sean Deson                39                President, Treasurer, Secretary
                                            and Director

     Sean Deson has been a director since December 1999. Mr. Deson is the managing partner of Deson & Co., a strategic development and investment firm focused on technology companies. Prior to that, Mr. Deson was a senior vice president in investment banking at Donaldson, Lufkin & Jenrette where he was a senior banker in its Internet focus group. Mr. Deson is also a director of Technology Flavors and Fragrances, Inc., a company which creates and manufactures flavors and fragrances for consumer products.

COMPENSATION OF OUR DIRECTORS

     During 2002, we paid our directors fees of $26,800, $29,800 and $28,250 for their service as members of the Board of Directors. In addition, these directors approved the payment of additional fees and granted themselves options to purchase our common stock. Mr. Deson, our current director, cancelled the options granted to him because he felt the grant was not in the best interests of the company or its stockholders. The payment of fees and grant of these options to our directors is more fully discussed below under Related Party Transactions.

LIMITATION OF OUR DIRECTOR'S LIABILITY

     Our certificate of incorporation eliminates the liability of our directors for monetary damages to the fullest extent possible. However, our sole director (and any future directors) remain liable for:

     o any breach of the director's duty of loyalty to us or our stockholders,

     o acts or omission not in good faith or that involve intentional misconduct or a knowing violation of law,

     o payments of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law, or

     o any transaction from which the director derives an improper personal benefit.

     These provisions do not affect any liability any director may have under federal and state securities laws.

ITEM 10. EXECUTIVE COMPENSATION

     We currently have no employees and our president is our only executive officer. During 2002, one other person served as our chief executive officer. No other employee's compensation exceeded $100,000 during the year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
ANNUAL COMPENSATION

                                                                                      All Other
Name and Principal Position                    Year        Salary($)                  Compensation($)
Sean Deson,                                    2002         $0.00                     $26,800
President, secretary and treasurer             2001         $0.00                     $24,000
                                               2000         $0.00                     $0.00

Richard F. Noll                                2002         $ 80,767                  $0.00
Former chief executive officer                 2001         $150,000                  $0.00
                                               2000         $140,000                  $0.00

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table provides information as of December 31, 2002 concerning the beneficial ownership of our capital stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our capital stock, and all executive officers and directors as a group.

Name and Address of               Number of Shares of
Beneficial Owners                    Common Stock         Percentage of Class
-----------------------------------------------------------------------------
Michael Gardner                       2,473,160                46.5% *
40 Wall Street, Suite 58
New York, NY  10005

Richard F. Noll                         416,352                 7.8%

J.P. McCormick                          399,983                 7.5%

All officers and directors as                 0                   0%
a group (one person)

* Includes warrants to purchase 600,000 shares of common stock held by Baytree Capital Associates, LLC. of which Mr. Gardner is the managing member. 300,000 of these warrants are exercisable at $1.187 per share, and 300,000 of are exercisable at $0.06 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 15, 2002 at a meeting of the board of directors, our directors adopted the 2002 Stock Option Plan and, under the Plan, granted themselves fully vested options to purchase our common stock at $0.16 per share in the following amounts: Messrs. Alex Adelson and Bruce Judson were granted 200,000 options each, and Mr. Sean Deson was granted 100,000 options. At a meeting of the board of directors held on August 8, 2002, these directors also awarded themselves fees as follows: $7,000 per month for Mr. Adelson, $5,000 per month for Mr. Judson, and $2,000 per month for Mr. Deson. At the time, Messrs. Adelson, Judson and Deson were our only directors. Subsequently, Mr. Deson voluntarily and for no consideration, cancelled the options granted to him because he felt that the grant was not in the best interest of the company or its stockholders. Baytree Capital Associates, LLC, an affiliate of our principal stockholder, has objected to the grant of these options and the payment of the fees on the basis that the Delaware General Corporation Law provides an interested party transaction is not void or voidable if the transaction is

     o approved by a majority of disinterested directors;

     o approved by the stockholders; or

     o fair to the corporation at the time it is approved by the board.

     The stockholder has requested that the grant of options be rescinded and the fees be repaid. Based upon advice of counsel, none of these criteria have been met, and the options have been cancelled. Additionally, the Plan provides that if our board of directors concludes that the grant of options is against the interests of our stockholders, the options shall be immediately forfeited. Oue sole director has made this finding which provides another basis for canceling the options.

     On August 27, 2002, we entered into a management consulting agreement with Baytree Capital Associates, LLC. whereby Baytree agreed to render consulting advice to us with respect to financial, corporate and general business development matters. Baytree is controlled by Michael Gardner who beneficially owns approximately 46.5% of our capital stock. As consideration for the agreement, we issued warrants to purchase 300,000 shares of our common stock to Baytree at an exercise price of $0.06 per share which was the fair market value of our common stock on the date we issued the warrants. The term of the consulting agreement is for 24 months, beginning August 27, 2002. The previous two year consulting agreement with Baytree, which contained similar terms, expired on August 22, 2002.

     On September 9, 2002, we transferred 100% of the issued and outstanding common stock of Activeworlds, Inc. to Messrs. J.P. McCormick and Richard F. Noll. We paid the sum of $215,000 to Mr. McCormick, the sum of $210,000 to Mr. Noll, and paid $15,000 of Messrs. McCormick's and Noll's legal fees relating to the sale. In exchange, Mr. McCormick transferred 1,289,497 of his shares and Mr. Noll transferred 1,305,948 of his shares of our common stock back to us. Messrs. McCormick and Noll were our officers and two of our directors until their resignations on July 10, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBIT INDEX

Exhibit Number  Description
--------------  -----------

 2.1            Agreement and Plan of Exchange (1)
 3.1            Certificate of Incorporation (2)
 3.2            Amendment to Certificate of Incorporation dated September 29,
                1995(2)
 3.3            Amendment to Certificate of Incorporation dated October 12,
                1995(2)
 3.4            Amendment to Certificate of Incorporation dated January 21,
                1999(2)
 3.5            Amendment to Certificate of Incorporation dated April 7, 2000(3)
 3.6            Bylaws (2)
 3.7            Amended and Restated Bylaws (4)
 4.1            Form of Common Stock Certificate (2)
10.1            Management Consulting Agreement (5)
10.2            2002 Employee Stock Option Plan
23.1            Consent of Pannell Kerr Forster, P.C. dated April 14, 2003
99.1            Certification pursuant to Section 906 of the Sarbanes-Oxley Act

---------------
(1)      Contained in Form 8-K filed on July 12, 2002
(2)      Contained in Form SB-2 filed on August 13, 1999
(3)      Contained in Form SB-2/A filed on April 12, 2000
(4)      Contained in Form SB-2 filed on March 16, 2000
(5)      Contained in Schedule 13-d/A filed on September 11, 2002

     (b) One Report on Form 8-K was filed during the last quarter of the period covered by this Report. The Report filed on November 25, 2002, contained the required financial information relating to the sale of our subsidiary.

ITEM 14. CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, the our disclosure controls and procedures were effective in timely alerting them to the material information relating to us that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Since the Evaluation Date, there have not been any significant changes to our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April 2003.

                                         Activeworlds Corp.


                                         By: /s/ Sean Deson
                                             --------------
                                             Sean Deson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                    TITLE                          DATE
----------                    -----                          ----
/s/ Sean Deson                Chief Financial Officer,       April 14, 2003
--------------                Chief Accounting Officer
Sean Deson                    and Director

                                  CERTIFICATION

I, SEAN DESON, certify that:

          1.   I have reviewed this report on Form 10K-SB of ACTIVEWORLDS CORP.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

               c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED:  APRIL 14, 2003                               /S/ SEAN DESON
                                                     ---------------
                                                     SEAN DESON
                                                     CHIEF EXECUTIVE OFFICER AND
                                                     CHIEF FINANCIAL OFFICER

                                Table of Contents

                                                                       Page
                                                                       ----
Independent Auditors' Report                                            F-2

Consolidated Financial Statements

    Consolidated Balance Sheet - December 31, 2002                      F-3

    Consolidated Statement of Operations for Years Ended
       December 31, 2002 and 2001                                       F-4

    Consolidated Statement of Changes in Stockholders' Equity for
       Years Ended December 31, 2002 and 2001                           F-5

    Consolidated Statement of Cash Flows for
       Years Ended December 31, 2002 and 2001                           F-6

    Notes to Consolidated Financial Statements                    F-7 to 17

                          Independent Auditors' Report



To the Stockholders
Activeworlds Corp.

We have audited the accompanying consolidated balance sheet of Activeworlds Corp., as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activeworlds Corp. at December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

April 3, 2003, except for Note 11
as to which the date is April 11, 2003

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet
                                December 31, 2002


                                     Assets

Current assets

    Cash                                                           $   346,213
    Due from Activeworlds, Inc.                                          6,916
    Prepaid expenses                                                    10,519
    Investments                                                         50,256
                                                                   -----------
              Total current assets                                     413,904
                                                                   -----------

              Total assets                                         $   413,904
                                                                   -----------


                      Liabilities and Stockholders' Equity

Current liabilities

    Accounts payable                                               $    19,323
    Accrued liabilities                                                 10,000
                                                                   -----------
              Total current liabilities                                 29,323
                                                                   -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued or outstanding                                       --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      5,319,790 shares issued and outstanding                            5,320
    Additional paid-in capital                                       5,725,910
    Treasury stock                                                    (118,403)
    Accumulated deficit                                             (5,147,725)
    Accumulated other comprehensive income (loss)                      (80,521)
                                                                   -----------
              Total stockholders' equity                               384,581
                                                                   -----------

              Total liabilities and stockholders' equity           $   413,904
                                                                   -----------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                     Year Ended December 31
                                                   --------------------------
                                                       2002           2001
                                                   -----------    -----------

Revenues                                           $   268,956    $   490,503
                                                   -----------    -----------

Operating expenses
    Selling, general and administrative expenses       980,767      2,417,893
    Research and development expenses                  218,397        472,237
                                                   -----------    -----------
              Total operating expenses               1,199,164      2,890,130
                                                   -----------    -----------

    (Loss) from operations                            (930,208)    (2,399,627)

Interest income                                        (15,051)       102,584
                                                   -----------    -----------
    (Loss) before income taxes                        (915,098)    (2,297,043)
Income taxes                                                --             --
                                                   -----------    -----------
              Net (loss)                              (915,098)    (2,297,043)

Other comprehensive income (loss) -
  unrealized (losses) on securities                    (15,051)       (65,470)
                                                   -----------    -----------

              Comprehensive loss                   $  (930,149)   $(2,362,513)
                                                   -----------    -----------

Net (loss) per share of common stock
    Basic                                          $      (.13)   $     (2.90)
                                                   -----------    -----------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

            Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2002 and 2001


                                   Preferred Stock        Common Stock            Additional
                                   ---------------    ----------------------       Paid-In       Accumlated
                                   Shares   Amount      Shares       Amount        Capital         Deficit
                                   -------  ------    ---------     --------     -----------     -----------
Balances at January 1, 2001          --     $ --      8,515,235     $  8,515     $ 6,292,994     $(1,935,584)

Accumulated other comprehensive
   income (loss)                     --       --             --           --              --              --
Issuance of stock
   warrants for services             --       --             --           --          51,399              --
Net (loss) for year                  --       --             --           --              --      (2,297,043)
                                   ----     ----     ----------     --------     ---------------------------

    Balances at December 31, 2001    --       --      8,515,235        8,515       6,344,393      (4,232,627)
                                   ----     ----     ----------     --------     ---------------------------

Accumulated other comprehensive
  income (loss)                      --       --             --           --              --              --

Repurchase of stock/sale of
   subsidiary                        --       --             --           --              --              --
Retirement of Treasury stock         --       --     (3,195,445)      (3,195)       (618,483)             --
Net (loss) for year                  --       --             --           --              --        (915,098)
                                   ----     ----     ----------     --------     ---------------------------

    Balances at December 31, 2002    --     $ --      5,319,790     $  5,320     $ 5,725,910     $(5,147,725)
                                   ----     ----     ----------     --------     ---------------------------


[RESTUB]
                                      Note      Accumulated
                                   Receivable     Other                          Total
                                   for Shares  Comprehensive   Treasury       Stockholders'
                                     Issued    Income (Loss)     Stock           Equity
                                     -------   ------------   ------------     -----------
Balances at January 1, 2001          $(6,500)    $     --     $  (118,403)    $ 4,241,022

Accumulated other comprehensive
   income (loss)                          --      (65,470)             --         (65,470)
Issuance of stock
   warrants for services                  --           --              --          51,399
Net (loss) for year                       --           --              --      (2,297,043)
                                     -------     --------     -----------     -----------

    Balances at December 31, 2001     (6,500)     (65,470)       (118,403)      1,929,908
                                     -------     --------     -----------     -----------

Accumulated other comprehensive
  income (loss)                           --      (15,051)             --         (15,051)

Repurchase of stock/sale of
   subsidiary                          6,500           --        (621,678)       (615,178)
Retirement of Treasury stock              --           --         621,678              --
Net (loss) for year                       --           --              --        (915,098)
                                     -------     --------     -----------     -----------

    Balances at December 31, 2002    $    --     $(80,521)    $  (118,403)    $   384,581
                                     -------     --------     -----------     -----------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                      Year Ended December 31
                                                                                       2002           2001
Operating activities
    Net (loss)                                                                     $  (915,098)    $(2,297,043)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                                    18,405         108,783
       Change in estimate of allowance for doubtful accounts                            (5,000)
       Contract billing adjustment                                                          --         216,880
       Warrants issued for services                                                         --          51,399
       Contracts in progress in excess of billings                                          --          91,857
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                              774          12,949
          Due from Activeworlds, Inc.                                                   (6,916)             --
          Prepaid expenses                                                              32,432         261,167
          Advances to officer/stockholder/employees                                         --          11,551
          Accounts payable                                                              (1,964)        (31,095)
          Accrued liabilities                                                          (42,857)        (13,848)
          Deferred revenue                                                                  --          49,939
                                                                                   -----------     -----------
              Net cash used in operating activities                                   (915,224)     (1,542,461)
                                                                                   -----------     -----------

Investing activities
    Purchases of equipment and leasehold improvements                                   (1,434)        (97,953)
                                                                                   -----------     -----------
              Net cash used in investing activities                                     (1,434)        (97,953)
                                                                                   -----------     -----------

Financing activities
    Purchase of treasury stock/sale of subsidiary                                     (576,681)             --
    Payments on capital lease obligation                                                  (878)        (10,974)
                                                                                   -----------     -----------
              Net cash used in financing activities                                   (577,559)        (10,974)
                                                                                   -----------     -----------

Net decrease in cash                                                                (1,494,217)     (1,651,388)
Cash at beginning of year                                                            1,840,430       3,491,818
                                                                                   -----------     -----------

              Cash at end of year                                                  $   346,213     $ 1,840,430
                                                                                   -----------     -----------

Supplemental disclosure information

    Cash paid for interest during the year                                         $        --     $       448
                                                                                   -----------     -----------
    Cash paid for income taxes during the year                                     $        --     $        --
                                                                                   -----------     -----------

Supplemental schedule of noncash investing and financing activities
    Common stock in lieu of cash on accounts receivable                            $        --     $   130,770
                                                                                   -----------     -----------
    Non-cash items in connection with the purchase of treasury stock/sale
     of subsidiary                                                                 $   (45,061)    $        --
                                                                                   -----------     -----------
    Retirement of Treasury stock                                                   $   621,678     $        --
                                                                                   -----------     -----------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


Note 1 -  Organization and basis of presentation

          On January 22, 1999, Vanguard Enterprises, Inc., a publicly traded Delaware corporation, acquired all of the issued and outstanding common stock of Circle of Fire Studios, Inc., a Nevada corporation ("Circle of Fire"), in exchange for 5,433,211 shares of its common stock (the "1999 Acquisition") pursuant to an Agreement and Plan of Reorganization with Circle of Fire. As part of the 1999 Acquisition, outstanding options to acquire common stock of Circle of Fire were exchanged for options to purchase 322,682 shares of the Company's common stock (see note 4). At the time of the 1999 Acquisition, Vanguard had no significant operations. Simultaneous with the 1999 acquisition, Vanguard Enterprises, Inc. changed its name to Activeworlds.com, Inc. (the "Company") and changed the name of its subsidiary from Circle of Fire Studios, Inc. to Activeworlds, Inc. ("Inc." ).

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

          During January 2002, the Company was notified by NASDAQ that the Company had not met the minimum requirements of the Association and would be delisted from the NASDAQ in 2002 unless the minimum requirements were satisfied. The Company was subsequently delisted from the NASDAQ.

          From January 1, 2002 through July 9, 2002, the Company suffered a substantial consolidated net loss and has net capital in an amount less than its net loss for 2002. The board of directors began negotiations with management of the subsidiary, Activeworlds, Inc., to sell the subsidiary to the management of Activeworlds, Inc. On July 10, 2002 Activeworlds Corp. entered into an Agreement and Plan of Exchange (the "Agreement"). Under the Agreement, the Company agreed to sell all of the issued and outstanding shares of common stock of its subsidiary, Activeworlds, Inc. to the Company's management as of the date of the Agreement (the "Former Management"). The Former Management agreed to sell the Company 2,595,445 shares of the Company's common stock representing approximately 30% of the outstanding shares. Under the Agreement, the Former Management resigned, terminated their employment agreements and assumed all expenses associated with the business of Activeworlds, Inc., and the Company agreed to pay Former Management $425,000 and up to $15,000 of their legal fees. At the same time, in a separate transaction, Former Management agreed to sell 1,000,000 shares of common stock to a 10% stockholder (the "Stockholder"), contingent upon closing the transactions under the Agreement. The Agreement was subject to the approval of a majority of the outstanding shares of common stock of the Company. The Former Management issued irrevocable proxies to the Stockholder who had the power to vote a majority of outstanding shares and voted in favor of sale of Activeworlds, Inc. to the Former Management. On September 9, 2002 the sale of Activeworlds, Inc. was approved by the consent of the majority of outstanding shares of common stock and the transactions under the Agreement closed. In accordance with the terms of the agreement, the subsidiary was sold to the former management effective as of the date of agreement (July 10, 2002).

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


          Non-cash items in connection with the sale of the subsidiary are as follows:

                Property and equipment (net of accumulated
                 depreciation and amortization of $199,746)       $(224,163)
                Deferred revenue                                    185,602
                Note receivable for shares issued                    (6,500)
                                                                  ---------
                                                                  $ (45,061)
                                                                  ---------

          The Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

Note 2 -  Summary of significant accounting policies

          A. Nature of operations

             The Company provided computer software products and on-line services that permitted users to enter, move about and interact with others in computer-generated, three-dimensional virtual environment using the Internet.

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

          C. Financial instruments

             The estimated fair value of the Company's financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, approximates carrying value.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements



          D. Cash and cash equivalents

             Cash and cash equivalents consist of cash on hand and all highly liquid securities with an original maturity of three months or less.

          E. Depreciation and amortization

             Equipment and fixtures were depreciated using accelerated methods over estimated lives of five years. Leasehold improvements are amortized over six years, the period of the lease. Depreciation and amortization expense of property and equipment totaled $18,405 and $108,783 for 2002 and 2001, respectively.

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

          G. Marketing and public relations costs

             Marketing and public relations costs are expensed as incurred if it was determined that the benefit was received during the year. Marketing and public relations costs paid for services providing a benefit in the future are recorded as assets and amortized over the period benefited usually based on contract requirements. Marketing and public relations costs expensed in 2002 and 2001 were $49,532 and $433,908, respectively.

          H. Research and development of software

             Research and development costs are expensed as incurred.

          I. Revenues

             Memberships, licensing and royalties

             Membership revenue and revenue from licensing the Company's worlds was recognized ratably over the periods the memberships were in effect and the licensing periods for the worlds. Advances on royalties from licensing agreements were recognized over the period the royalties were earned. Revenue from licensing the Company's uniservers and galaxservers was recognized when the license was granted and the Company had performed all of its obligations under the license agreement.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


             Services

             Revenue from technical services was recognized when the services were performed.

          J. Significant customers

             During 2002 and 2001, revenue from one customer amounted to approximately 11% and 10%, respectively. The customer was not the same in the two years.

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

          M. Stock Plans

             In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS 148 amends SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for the December 31, 2002 financial statements and have been included in the current presentation. (See note 4).

Note 3 -  Investments

          In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770. The fair market value of the investment decreased by $15,051 and $65,470 at December 31, 2002 and 2001, respectively. Accordingly, the value of the investment has been adjusted to $50,256 and $65,307 at December 31, 2002 and 2001, respectively.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements



Note 4 -  Stock options and warrants

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

          On July 15, 2002, two members of the Board of Directors received 200,000 stock options and another board member, the Company's current President, received 100,000 stock options of the Company. On September 1, 2002 the current President cancelled his options for no consideration out of concern for existing stockholders. The options expire on July 15, 2007 and are exercisable at the fair value of the stock at the date of the agreement. The fair value of the publicly-traded stock at the date of the options were granted was less than $1.00 (see note 11).

          Under APB 25, no compensation was recognized in the consolidated financial statements for the value of the stock options issued to employees as the exercise price was equal to or in excess of the estimated fair value of the Company stock at the time of grant. Pro forma information as if SFAS 123 had been used is not presented, as the pro forma compensation amounts are immaterial.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements



          The table below sets forth information as to options granted in 2002 and 2001:

                                                        Number        Weighted     Number of Shares       Weighted
                                                       of Shares       Average      Under Option in        Average
                                                        Under         Exercise      Excess or Less       Fair Value
                                                        Option          Price       Than Fair Value         Price
                Outstanding at January 1, 2001         1,348,572       $ 3.26           45,889             $ 4.53

                Granted during the year                  299,000          .76            5,000                .77
                Expired during the year                 (110,666)        (.97)              --
                                                       ---------                        ------
                  Outstanding at December 31, 2001     1,536,906         3.35           50,889               4.41
                                                       ---------                        ------

                Granted during the year                  500,000          .03               --
                Cancelled during the year               (100,000)        (.02)              --
                                                       ---------                        ------
                  Outstanding at December 31, 2002     1,936,906         2.70           50,889               4.16
                                                       ---------                        ------

                Exercisable at December 31, 2002       1,636,904         2.26           50,889               4.63
                Exercisable at December 31, 2001         988,638         3.11           45,889               5.81

          The shares under options at December 31, 2002 were in the following exercise price ranges:

                                                        December 31, 2002
                                 ------------------------------------------------------------------

                                          Options Outstanding         Options Currently Exercisable
                                 ------------------------------------------------------------------
                                              Weighted     Weighted                      Weighted
                                              Average      Average                       Average
                                   Number     Exercise   Contractual     Number          Exercise
                Exercise Range   of Options    Price        Life       of Options         Price
                --------------   ----------   --------   -----------   ----------        --------
                                                         (in years)

                $-0- - $6.75     1,675,007    $ 2.41         7         1,421,672         $ 1.80
                $6.76- $13.12      261,899      8.22         5           215,232           9.43
                                 ---------                             ---------
                                 1,936,906                             1,636,904
                                 ---------                             ---------

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements



          Warrants

          In 2001, 50,000 warrants were granted for marketing services. The warrants were granted at an exercise price of $3.00 which exceeded the fair value of the stock at the time of the agreement. The contract allows the service provider to purchase the Company's stock in lieu of receiving payment on services provided at $1.00 per share with a maximum purchase of 2,500 shares of stock per month. No shares were issued as of December 31, 2001. The agreement expired in March 2002. Upon completion of the contract the service provider will receive another 50,000 warrants with an exercise price of $3.00 per share.

          On August 27, 2002 the Company issued 300,000 common stock warrants in connection with a contract to provide consulting services. The common stock warrants are exercisable for five years and can be exercised at $.06 per share, the fair market value of the stock at the date of the agreement. The majority stockholder of the consulting company is also a principal stockholder of the Company.

          Warrants outstanding as of December 31, 2002 are as follows:

                                                                  Date     Exercise          Exercise   Shares under
                               Description                       Granted    Price             Period       Warrant
                  ----------------------------------             --------  --------          --------   ------------
                  Marketing services                               4/99     $ 3.80              4/04        166,667
                  Financial services                               5/99       5.70              5/04        166,667*
                  Services in connection with
                   private placement                               6/99       5.70              6/04        119,999
                  Placement agent warrants                         6/99       8.55-8.52         6/04         22,560*
                  Public offering                                  5/00       4.675             5/05      1,260,000
                  Underwriter unit purchase warrants               5/00       4.675             5/05        126,000
                  Marketing and financial services                 8/00       1.187             8/05        300,000
                  Marketing services                               9/00       1.40              9/05         25,000
                  Marketing services                              10/01       3.00             10/06         50,000
                  Marketing services                               8/02        .06              8/07        300,000
                                                                                                          ---------
                                                                                                          2,536,893

                  Cancellations                                      --            --             --       (189,227)
                                                                                                          ---------
                  Outstanding at December 31, 2002                   --            --             --      2,347,666
                                                                                                          ---------

               * Warrants cancelled in connection with May 2000 public offering

          The estimated value of stock warrants during 2002 and 2001 ranged between $.06 and $.76. The expense recognized for compensation and services for these stock warrants granted in 2002 and 2001 was $-0- and $51,399, respectively.

Note 5 -  Treasury stock

          In 2002 and 2001, treasury stock is shown at a cost of $118,403, which represents 87,527 shares of common stock. During 2002, 2,595,445 shares were purchased under the Agreement to sell the subsidiary (see note 1). In conjunction with the Agreement to sell the subsidiary the Company also purchased 600,000 shares for $100,000 from X3D Technologies, Inc. The Company retired shares totalling 3,195,445 on October 16, 2002.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


Note 6 -  Operating leases

          In March, 1999 the Company entered into a lease for office space with a 3 year term and a 3 year renewal period. The annual minimum rental payments under the lease is approximately $31,500.

          Additionally, the Company leased vehicles in 1999 on three year operating leases. One vehicle's lease expired in 2001 and another lease was initiated for 39 months.

          The Company also leased telephone equipment. The lease expired in February 2002.

          As of the date of the Agreement and Plan of Exchange Activeworlds Inc. (see note 1), all leases were assigned to the former subsidiary.

          Rent expense for 2002 and 2001 was $28,464 and $46,697, respectively.

Note 7 -  Income taxes

          Prior to the sale of Activeworlds Inc., the Company has a net operating loss carryforward of approximately $4,384,000 that may be used to offset future taxable income at December 31, 2002. If not used, the carryforward will begin to expire with the year 2018. The temporary difference for income tax reporting on a cash basis results in additional losses of approximately $345,600.

          However, in a sale of a wholly-owned subsidiary Activeworlds, Inc., the net operating loss carryforwards are allocated to the parent and the subsidiary based on the losses generated by each entity during the consolidation period. Accordingly, the net operating loss carryforward at December 31, 2002 attributable to Activeworlds Corp. on the income tax reporting basis is approximately $1,515,000.

          An allowance has been established for the full amount of the gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

          The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2002:

             Net operating loss carryforward                    $526,971
             Accrual basis versus cash basis tax reporting        78,912
                                                                --------
             Deferred tax asset before valuation allowance       605,883
             Valuation allowance                                 605,883
                                                                --------

             Net deferred tax asset                             $     --
                                                                --------

          The effective combined Federal and State tax rate used in the calculation of the deferred tax asset was 40%.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements



          The operating loss carryforward is available to reduce Federal and State taxable income and income taxes, respectively, in future years, if any. The realizability of deferred taxes is not assured as it depends upon future taxable income. However, there can be no assurance that the Company will ever realize any future cash flows or benefits from these losses.

Note 8 -  Net (loss) per share of common stock

          The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                         Year Ended December 31,              Number of Shares
                         -----------------------              ----------------

                                  2002                            6,871,699

                                  2001                            8,160,899

          Diluted net (loss) per share of common stock has not been presented for 2002 and 2001 since the effect of including the stock options and warrants outstanding during these years (note 4) would be antidilutive.

Note 9 -  Related party transactions

          In 2002, two members of the Board of Directors received annual compensation of $26,800 and $29,800 and in 2001 they received $24,000 and $15,000, respectively.

          In 2001, a new member was added to the Board of Directors, with compensation of $15,000. The board member also provided consulting services during 2001 in the amount of $27,761 and received 100,000 stock options under the agreement exercisable at $1. The director was paid $28,250 as a board member in 2002.

          The Company also entered into an agreement during 2001 with a board member to provide consulting services. The consultant was paid $5,250 and $4,500 in 2002 and 2001, respectively. Under the agreement the consultant also received 100,000 stock options exercisable at $1.

          The wives of two officers/stockholders were employed by the Company as of December 31, 2001. As of the sale of Activeworlds, Inc. on July 10, 2002 the wives ceased employment with Activeworlds Corp.

          Reference is also made to note 4.

Note 10 - Commitments and contingencies

          A. Employment contracts

          Effective January 21, 1999, the Company entered into three-year employment agreements with its President and Chief Financial Officer. Under the agreements annual compensation for each is $140,000. Additionally, the president and chief financial officer each were granted options to purchase up to 9,333 shares of the Company's common stock at an exercise price of $.83 per share. The agreements also provided for the president and chief financial officer to be eligible to participate in a bonus pool of not more than 10% of income before taxes, in excess of $750,000. A compensation committee would have sole discretion as to the allocation of the bonus pool among the senior executives. The bonus is not cumulative during any fiscal year.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements



          Each agreement contained a provision whereby if the Company breaches the provisions of the agreement, if the employee terminates the agreement for "good reason" or if the Company terminates the employee other than for cause (as defined in the agreement), the employee shall be entitled to payment equal to the lesser of (a) one year's salary and bonus for the period of employment prior to calendar year in which termination occurred; or (b) the salary due for the balance of the term plus a pro rata portion of the bonus paid to the employee for the previous year. Upon the sale of Activeworlds Inc. on July 10, 2002 (see note 1) the President and Chief Financial Officer resigned and the contracts terminated.

          Effective February 12, 1999, the Company entered into a five-year employment agreement with the Company's lead programmer. Under the agreement, annual compensation starts at $100,000, increased annually by 10% of previous year's salary. Additionally, the employee was granted options to purchase up to 116,667 shares of the Company's common stock at an exercise price of $9.19 per share. The employment agreement was transferred to Activeworlds, Inc. as of July 10, 2002 the date of the sale of the subsidiary (see note 1).

       B. Revenue Sharing Agreement - litigation

          During 2000 the Company entered into an agreement with an internet on-line service provider to promote and market the Activeworlds Corp. services to the service provider's members. The term of the agreement was one year. Revenue from new members generated under the agreement is shared equally. The agreement required Activeworlds Corp. to make four quarterly installments in the amount of $112,500 each as a guarantee against future revenues earned from memberships derived from the on-line service provider. As of December 31, 2002, the Company had made three installments in the total amount of $337,500. Approximately $-0- and $18,039 was received from memberships under the contract as of December 31, 2002 and 2001, respectively. The contract expired in 2001. The Company is currently in litigation regarding adjustments to the contract due to the lack of registrations received under the agreement. At this time the outcome of the litigation process cannot be determined.

      C.  Marketing services

          In 2000, the Company entered into a contract with two consultants to provide marketing services. Under the agreements, the consultants are to provide the Company with prospective customers to utilize the products and services of the Company. The consultants will receive a consulting fee and/or stock options in the event the prospective customers become customers. The contracts expired on December 31, 2001. As of December 31, 2002 and 2001, the Company had not entered into an agreement with a prospective customer provided by the consultants.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements



      D.  Retirement plan

          The Company has a defined contribution retirement plan for all eligible employees. The Company has contributed $11,280 and $62,272 to the plan on behalf of the employees in 2002 and 2001, respectively. All employees remained with Activeworlds, Inc. upon the sale of the subsidiary on July 10, 2002 (see note 1).

Note 11 - Subsequent events

          On April 11, 2003, the Company cancelled the 200,000 stock options granted to two members of the Board of Directors on July 15, 2002. The principal stockholder objected to the grant of these options on the basis of Delaware General Corporation Law. The principal stockholder requested that the grant of options be rescinded. Based upon advice of counsel the options were cancelled (see note 4).