Form 10QSB
period 2003-03-31
ACTIVEWORLDS COM INC
filed 2003-05-15
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X} Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2003

                          Commission File No. 001-15819

                              -------------------

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

                112 Baypoint Drive, San Rafael, California 94901
                ------------------------------------------------
                                 (415) 453-4868
                                 --------------
                          (Address and telephone number
                         of principal executive offices)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 5,319,790 shares of our common stock outstanding as of May 14, 2003.

Transitional Small Business Disclosure Format (check one):   [ ] Yes   [X]  No

                                      INDEX

                                                                                             Page
                         PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of June 30, 2002 (unaudited) and December 31, 2001                          1

           Condensed Consolidated Statements of Income
                for the three and six months ended June 30, 2002 and 2001 (unaudited)          2

           Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2002 and 2001 (unaudited)                    3

           Notes to unaudited condensed consolidated interim financial statements            4 - 6

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                          6 - 7

ITEM 3.    Controls and Procedures                                                             8


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                   8

ITEM 2.    Change in Securities                                                                8

ITEM 3.    Defaults upon Senior Securities                                                     8

ITEM 4.    Submission of Matters to a Vote of Security Holders                                 8

ITEM 5.    Other Information                                                                   8

ITEM 6.    Exhibits and Reports on Form 8-K                                                    9

ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheet

                                                                     March 31,    December 31,
                                                                       2003          2002 *
                                                                   -----------    -----------
                                                                   (Unaudited)
                                     Assets
Current assets
    Cash                                                           $   320,296    $   346,213
    Due from Activeworlds, Inc.                                          6,916          6,916
    Prepaid expenses                                                    10,519         10,519
    Investments                                                         50,256         50,256
                                                                   -----------    -----------
              Total current assets                                     387,987        413,904
                                                                   -----------    -----------

              Total assets                                         $   387,987    $   413,904
                                                                   -----------    -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                               $    17,781    $    19,323
    Accrued liabilities                                                  4,000         10,000
                                                                   -----------    -----------
              Total current liabilities                                 21,781         29,323
                                                                   -----------    -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued or outstanding                                       --             --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      5,319,790 shares issued and outstanding                            5,320          5,320
    Additional paid-in capital                                       5,725,910      5,725,910
    Treasury stock                                                    (118,403)      (118,403)
    Accumulated deficit                                             (5,166,100)    (5,147,725)
    Accumulated other comprehensive income (loss)                      (80,521)       (80,521)
                                                                   -----------    -----------
              Total stockholders' equity                               366,206        384,581
                                                                   -----------    -----------
              Total liabilities and stockholders' equity           $   387,987    $   413,904
                                                                   -----------    -----------



*Derived from audited financial statements


See notes to consolidated financial statements

                      Consolidated Statement of Operations

                                                             Three Months Ended
                                                                  March 31
                                                               2003        2002
                                                            ---------    ---------
                                                                 (Unaudited)
Revenues                                                    $      --    $ 137,845
                                                            ---------    ---------
Operating expenses
    Selling, general and administrative expenses               18,375      325,510
    Research and development expenses                              --      105,525
                                                            ---------    ---------
              Total operating expenses                         18,375      431,035
                                                            ---------    ---------

    Loss from operations                                      (18,375)    (293,190)

Interest income                                                    --        7,494
                                                            ---------    ---------
    Loss before (provision for) benefit from income taxes     (18,375)    (285,696)
(Provision for) benefit from income taxes                          --           --
                                                            ---------    ---------

    Net loss                                                $ (18,375)   $(285,696)
                                                            ---------    ---------

Net (loss) per share of common stock
    Basic                                                   $   (.003)   $   (.034)
                                                            ---------    ---------


See notes to consolidated financial statements

                      Consolidated Statement of Cash Flows

                                                                                   Three Months Ended
                                                                                         March 31
                                                                                   2003            2002
                                                                                -----------    -----------
                                                                                       (Unaudited)
Operating activities
    Net loss                                                                    $   (18,375)   $  (285,696)
    Adjustment to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                     --          9,349
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                            --        (12,685)
          Prepaid expenses and other                                                     --        (35,151)
          Accounts payable                                                           (1,542)        (2,024)
          Accrued liabilities                                                        (6,000)       (15,499)
          Deferred revenue                                                               --        (15,930)
                                                                                -----------    -----------
              Net cash used in operating activities                                 (25,917)      (357,636)
                                                                                -----------    -----------

Investing activities
    Purchases of equipment and leasehold improvements                                    --         (1,434)
                                                                                -----------    -----------
              Net cash used in investing activities                                      --         (1,434)
                                                                                -----------    -----------
Financing activities
    Payments on capital lease obligation                                                 --           (879)
                                                                                -----------    -----------
              Net cash used in financing activities                                      --           (879)
                                                                                -----------    -----------
Net decrease in cash                                                                (25,917)      (359,949)
Cash at beginning of period                                                         346,213      1,840,430
                                                                                -----------    -----------
              Cash at end of period                                             $   320,296    $ 1,480,481
                                                                                -----------    -----------
Supplemental disclosure information
    Cash paid for interest during the period                                    $        --    $         5
                                                                                -----------    -----------

See notes to consolidated financial statements

Note 1 - Basis of presentation

         The accompanying 2003 and 2002 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2002 and 2001.

         The information provided in these financial statements reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

         During January 2002, the Company was notified by NASDAQ that the Company had not met the minimum requirements of the NASDAQ and would be delisted from the NASDAQ in 2002 unless the minimum requirements were satisfied. The Company was subsequently delisted from the NASDAQ.

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

Note 2 - Investments

         In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770. The fair market value of the investment had decreased by $80,511 at March 31, 2003 and December 31, 2002. Accordingly, the value of the investment has been adjusted to $50,256 at March 31, 2003 and December 31, 2002.

Note 3 - Income taxes

         At March 31, 2003, the Company has a net operating loss carryforward of approximately $4,760,000 that may be used to offset future taxable income.

         An allowance has been established for the full amount of gross deferred tax asset of approximately $1,900,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 - Net (loss) per share of common stock

         The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                               Weighted Average
                Three Months Ended March 31,                   Number of Shares
                        (Unaudited)

                            2003                                   5,319,790

                            2002                                   8,515,235

         Diluted net (loss) per share of common stock has not been presented for the three months ended March 31, 2003 and 2002 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 - Revenue Sharing Agreement - litigation

         During 2000 the Company entered into an agreement with an internet on-line service provider to promote and market the Activeworlds Corp. services to the service provider's members. The term of the agreement was one year. Revenue from new members generated under the agreement was shared equally. The agreement required Activeworlds Corp. to make four quarterly installments in the amount of $112,500 each as a guarantee against further revenues earned from memberships derived from the on-line provider. As of March 31, 2003, the Company made three installments in the total amount of $337,500. Approximately $18,000 was received from memberships under the contract which expired in 2001. The Company is currently in litigation regarding adjustments to the contract due to the lack of registrations received under the agreement. At this time the outcome of the litigation process cannot be determined.



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

OVERVIEW

         We are a Delaware corporation organized on September 5, 1995. Beginning in 1999, through our wholly-owned subsidiary Activeworlds, Inc., we operated the business of providing Internet software products and services that enabled the delivery of three dimensional content over the Internet. We operated this business until July 10, 2002 when we entered into an agreement to sell the subsidiary to our former management. The sale closed on September 11, 2002, at which time we became inactive. We are now seeking business opportunities. We have not had revenues from operations since entering into the agreement to sell our subsidiary on July 10, 2002.

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

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2003 Compared to Three Months ended March 31, 2002.

         Net Revenues. During the quarter ended March 31, 2003, net revenues declined to $0 from $137,845 from the same period last year.

         Expenses. Selling, general and administrative expenses declined substantially to $18,375 from $325,510 during the same period last year. Research and development expenses decreased during the quarter ended March 31, 2003 to $0 from $105,525 during the first quarter in 2002.

         Net Loss. The net loss for the first quarter of 2003 declined substantially to $18,375 from $285,696 for the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2003, net cash used by operating activities was $25,917 in contrast to $357,636 for the corresponding period in 2002.

         In the three months ended March 31, 2003, net cash used by financing activities was $0, while in the three months ended March 31, 2002, net cash of $879 was used.

         During the three months ended March 31, 2003, net cash used in investing activities was $0 in contrast to $1,434 for the corresponding period in 2002.

         Working capital decreased to $387,987 at March 31, 2003 from 413,904 at December 31, 2002.We believe our cash will be sufficient for more than the next 12 months because we will have no business operations and only minimal costs. However, we are actively looking to acquire an existing business in order to provide an opportunity to create stockholder value. Depending upon the business and financial condition of any company we acquire, we may need future financing.

FORWARD-LOOKING STATEMENTS
--------------------------

         The statement made above relating to the adequacy of our working capital are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements.

         The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) our inability to comply with any comments which the SEC staff may issue with regard to the Information Statement filed on August 9, 2002 and (2) matters relating to the business and financial condition of any company we acquire .We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBIT INDEX

         Exhibit
         Number     Description
         ------   -------------------------------
         99.1     Section 906 certification of CEO
         99.2     Section 906 certification of CFO

         (b)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 2003 by the undersigned, thereunto duly authorized.


                                      ACTIVEWORLDS CORP.


                                      /s/ Sean Deson
                                      -----------------------------------
                                      Sean Deson, Chief Executive Officer

                                  CERTIFICATION

I, SEAN DESON, certify that:

1.       I have reviewed this report on Form 10Q-SB of ACTIVEWORLDS CORP.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003

                                            /s/ Sean Deson
                                            -----------------------
                                            Sean Deson
                                            Chief Executive Officer

                                  CERTIFICATION

I, SEAN DESON, certify that:

1.       I have reviewed this report on Form 10-QSB of ACTIVEWORLDS CORP.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003
                                                    /s/ Sean Deson
                                                    -------------------------
                                                    Sean Deson
                                                    Chief Financial Officer

G:\Activeworlds\SEC Documents\10-QSB\Form 10-QSB - 3- 31- 2003.doc