Form 10QSB
period 2003-06-30
ACTIVEWORLDS COM INC
filed 2003-08-14
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2003

                          Commission File No. 001-15819

                           -------------------------

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

We had 5,319,790 shares of our common stock outstanding as of August 13, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                      INDEX

                                                                                          Page
                         PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of June 30, 2002 (unaudited) and December 31, 2001                       1

           Condensed Consolidated Statements of Income
                for the three and six months ended June 30, 2002 and 2001 (unaudited)       2

           Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2002 and 2001 (unaudited)                 3

           Notes to unaudited condensed consolidated interim financial statements         4 - 6

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                       6 - 8

ITEM 3.    Controls and Procedures                                                          8


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                8

ITEM 2.    Change in Securities                                                             8

ITEM 3.    Defaults upon Senior Securities                                                  8

ITEM 4.    Submission of Matters to a Vote of Security Holders                              8

ITEM 5.    Other Information                                                                8

ITEM 6.    Exhibits and Reports on Form 8-K                                                 9

ITEM 1.  FINANCIAL STATEMENTS


                           Consolidated Balance Sheet

                                                                       June 30,         December 31,
                                                                         2003              2002 *
                                                                      -----------       ------------
                                                                      (Unaudited)

                                     Assets

Current assets
    Cash                                                              $   298,532       $   346,213
    Due from Activeworlds, Inc.                                             6,916             6,916
    Prepaid expenses                                                       10,519            10,519
    Investments                                                            50,256            50,256
                                                                      -----------       -----------
              Total current assets                                        366,223           413,904
                                                                      -----------       -----------
              Total assets                                            $   366,223       $   413,904
                                                                      -----------       -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                  $     5,000       $    19,323
    Accrued liabilities                                                     8,000            10,000
                                                                      -----------       -----------
              Total current liabilities                                    13,000            29,323
                                                                      -----------       -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued or outstanding                                          --                --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      5,319,790 shares issued and outstanding                               5,320             5,320
    Additional paid-in capital                                          5,725,910         5,725,910
    Treasury stock                                                       (118,403)         (118,403)
    Accumulated deficit                                                (5,179,083)       (5,147,725)
    Accumulated other comprehensive income (loss)                         (80,521)          (80,521)
                                                                      -----------       -----------
              Total stockholders' equity                                  353,223           384,581
                                                                      -----------       -----------
              Total liabilities and stockholders' equity              $   366,223       $   413,904
                                                                      -----------       -----------

See notes to consolidated financial statements

*Derived from audited financial statements

                      Consolidated Statement of Operations



                                                      Three Months Ended            Six Months Ended
                                                             June 30                     June 30
                                                    -----------------------     -----------------------
                                                       2003          2002          2003          2002
                                                    ---------     ---------     ---------     ---------
                                                          (Unaudited)                 (Unaudited)

Revenues                                            $      --     $ 119,659     $      --     $ 257,504
                                                    ---------     ---------     ---------     ---------

Operating expenses
    Selling, general and administrative expenses
                                                       12,983       415,585        31,358       741,095
   Research and development expenses                      --         97,422            --       202,947
                                                    ---------     ---------     ---------     ---------
              Total operating expenses                 12,983       513,007        31,358       944,042
                                                    ---------     ---------     ---------     ---------

    Loss from operations                              (12,983)     (393,348)      (31,358)     (686,538)

Interest income                                            --         5,156            --        12,650
                                                    ---------     ---------     ---------     ---------
    Loss before  (provision  for)  benefit  from
     income taxes                                     (12,983)     (388,192)      (31,358)     (673,888)
(Provision for) benefit from income taxes                  --            --            --            --
                                                    ---------     ---------     ---------     ---------

    Net loss                                        $ (12,983)    $(388,192)    $ (31,358)    $(673,888)
                                                    ---------     ---------     ---------     ---------

Net loss per share of common stock
    Basic                                           $   (.002)    $   (.046)    $   (.004)    $   (.079)
                                                    ---------     ---------     ---------     ---------

See notes to consolidated financial statements

                      Consolidated Statement of Cash Flows



                                                                                         Six Months Ended
                                                                                              June 30
                                                                                      --------------------
                                                                                      2003            2002
                                                                                   -----------     -----------
                                                                                           (Unaudited)

Operating activities
    Net (loss)                                                                     $   (31,358)    $  (673,888)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Depreciation and amortization                                                        --          18,405
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                               --          (2,716)
          Employee advances                                                                 --          (3,421)
          Prepaid expenses and other                                                        --          (9,975)
          Accounts payable                                                             (14,323)        (14,503)
          Accrued liabilities                                                           (2,000)        (39,565)
          Deferred revenue                                                                  --         (31,225)
                                                                                   -----------     -----------
              Net cash used in operating activities                                    (47,681)       (756,888)
                                                                                   -----------     -----------

Investing activities
    Purchases of property and equipment                                                     --          (1,434)
                                                                                   -----------     -----------
              Net cash used in investing activities                                         --          (1,434)
                                                                                   -----------     -----------

Financing activities
    Payments on capital lease obligation                                                    --            (878)
                                                                                   -----------     -----------
              Net cash used in financing activities                                         --            (878)
                                                                                   -----------     -----------

Net decrease in cash                                                                   (47,681)       (759,200)
Cash at beginning of period                                                            346,213       1,840,430
                                                                                   -----------     -----------

              Cash at end of period                                                $   298,532     $ 1,081,230
                                                                                   -----------     -----------

Supplemental disclosure information
    Cash paid for interest during the period                                       $        --     $         4
                                                                                   -----------     -----------
    Cash paid for income taxes during the period                                   $        --     $        --
                                                                                   -----------     -----------

See notes to consolidated financial statements

Note 1 -      Basis of presentation

              The accompanying 2003 and 2002 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2002.

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

              Non-cash items in connection with the sale of the subsidiary are as follows:

                   Property and equipment (net of accumulated
                    depreciation and amortization of $199,746)       $ (224,163)
                   Deferred revenue                                     185,602
                   Note receivable for shares issued                     (6,500)
                                                                     ----------
                                                                     $  (45,061)
                                                                     ----------

              The Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

Note 2 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770. The fair market value of the investment had decreased by $80,521 at June 30, 2003 and December 31, 2002. Accordingly, the value of the investment has been adjusted to $50,256 at June 30, 2003 and December 31, 2002.

Note 3 -      Income taxes

              At June 30, 2003, the Company has a net operating loss carryforward of approximately $4,770,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $1,911,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 -      Net (loss) per share of common stock

              The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                       Weighted Average
                    Six Months Ended June 30,          Number of Shares
                    -------------------------          ----------------
                          (Unaudited)

                              2003                         5,319,790

                              2002                         8,515,235

              Diluted net (loss) per share of common stock has not been presented for the six months ended June 30, 2003 and 2002 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 -      Revenue Sharing Agreement - litigation

              During 2000 the Company entered into an agreement with Internet on-line service provider to promote and market the Activeworlds Corp. services to the service provider's members. The term of the agreement was one year. Revenue from new members generated under the agreement was shared equally. The agreement required Activeworlds Corp. to make four quarterly installments in the amount of $112,500 each as a guarantee against further revenues earned from memberships derived from the on-line provider. Previously, the Company made three installments in the total amount of $337,500. Approximately $18,000 was received from memberships under the contract which expired in 2001. The Company entered into litigation regarding adjustments to the contract due to the lack of registrations received under the agreement. On July 9, 2003 a settlement was reached between the parties. Under the settlement agreement, the on-line provider paid the Company $105,000 to settle all claims associated with the litigation.


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

         Ourplan of operations does not call for any product research or development, nor do we plan to purchase any equipment.

         We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity once we consummate an acquisition transaction.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2003 Compared to Three Months ended June 30, 2002.

         Net Revenues. During the quarter ended June 30, 2003, net revenues declined to $0 from $119,659 from the same period last year.

         Expenses. Selling, general and administrative expenses declined substantially to $12,983 from $415,585 during the same period last year. Research and development expenses decreased during the quarter ended June 30, 2003 to $0 from $97,422 during the Second quarter in 2002.

         Net Loss. The net loss for the second quarter of 2003 declined substantially to $12,983 from $388,192 for the quarter ended June 30, 2002.


         Six Months Ended June 30, 2003 Compared to Six Months ended June 30, 2002.

         Net Revenues. During the six months ended June 30, 2003, net revenues declined to $0 from $257,504 from the same period last year.

         Expenses. Selling, general and administrative expenses declined substantially to $31,358 from $741,095 during the same period last year. Research and development expenses decreased during the six months ended June 30, 2003 to $0 from $202,947 during the same period in 2002.

         Net Loss. The net loss for the six months ended June 30, 2003 declined substantially to $31,358 from $673,888 for the same period in 2002.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2003, net cash used by operating activities was $47,681 in contrast to $756,888 for the corresponding period in 2002.

         In the six months ended June 30, 2003, net cash used by financing activities was $0, while in the six months ended June 30, 2002, net cash of $878 was used.

         During the six months ended June 30, 2003, net cash used in investing activities was $0 in contrast to $1,434 for the corresponding period in 2002.

         Working capital decreased to $298,532 at June 30, 2003 from 346,213 at December 31, 2002.We believe our cash will be sufficient for more than the next 12 months because we will have no business operations and only minimal costs. However, we are actively looking to acquire an existing business in order to provide an opportunity to create stockholder value. Depending upon the business and financial condition of any company we acquire, we may need future financing.

FORWARD-LOOKING STATEMENTS

         The statement made above relating to the adequacy of our working capital are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements.

         The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include matters relating to the business and financial condition of any company we acquire. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      EXHIBIT INDEX



Exhibit
Number     Description
------   ---------------------------------------------------------------------
31.1     certification of CEO
31.2     certification of CFO
32.1     Section 1350 certification of CEO
32.2     Section 1350 certification of CFO


         (b)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2003 by the undersigned, thereunto duly authorized.


                                       ACTIVEWORLDS CORP.


                                       /s/ Sean Deson
                                       --------------
                                       Sean Deson, Chief Executive Officer