Form 10QSB
period 2003-09-30
ACTIVEWORLDS COM INC
filed 2003-11-14
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended: September 30, 2003

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

We had 5,319,790 shares of our common stock outstanding as of November 13, 2003.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

                                      INDEX

                                                                                          Page
                         PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of June 30, 2002 (unaudited) and December 31, 2001                        1

           Condensed Consolidated Statements of Income
                for the three and six months ended June 30, 2002 and 2001 (unaudited)        2

           Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2002 and 2001 (unaudited)                  3

           Notes to unaudited condensed consolidated interim financial statements          4 - 6

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                        7 - 9

ITEM 3.    Controls and Procedures                                                           9

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                 9

ITEM 2.    Change in Securities                                                              9

ITEM 3.    Defaults upon Senior Securities                                                   9

ITEM 4.    Submission of Matters to a Vote of Security Holders                               9

ITEM 5.    Other Information                                                                 9

ITEM 6.    Exhibits and Reports on Form 8-K                                                 10

ITEM 1.  FINANCIAL STATEMENTS

                               ACTIVEWORLDS CORP.
                           Consolidated Balance Sheet


                                                                   September 30,  December 31,
                                                                       2003          2002 *
                                                                   -----------    -----------
                                                                   (Unaudited)
                                     Assets
Current assets
    Cash                                                           $   404,750    $   346,213
    Due from Activeworlds, Inc.                                             --          6,916
    Prepaid expenses                                                    10,519         10,519
    Investments                                                         50,256         50,256
                                                                   -----------    -----------
              Total current assets                                     465,525        413,904
                                                                   -----------    -----------

              Total assets                                         $   465,525    $   413,904
                                                                   -----------    -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                               $     3,192    $    19,323
    Accrued liabilities                                                  6,000         10,000
                                                                   -----------    -----------
              Total current liabilities                                  9,192         29,323
                                                                   -----------    -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued or outstanding                                       --             --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      5,319,790 shares issued and outstanding                            5,320          5,320
    Additional paid-in capital                                       5,725,910      5,725,910
    Treasury stock                                                    (118,403)      (118,403)
    Accumulated deficit                                             (5,075,973)    (5,147,725)
    Accumulated other comprehensive income (loss)                      (80,521)       (80,521)
                                                                   -----------    -----------
              Total stockholders' equity                               456,333        384,581
                                                                   -----------    -----------
              Total liabilities and stockholders' equity           $   465,525    $   413,904
                                                                   -----------    -----------


*Derived from audited financial statements

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.
                      Consolidated Statement of Operations

                                                        Three Months Ended          Nine Months Ended
                                                           September 30                September 30
                                                   --------------------------    --------------------------
                                                       2003          2002           2003           2002
                                                   -----------    -----------    -----------    -----------
                                                          (Unaudited)                   (Unaudited)
Revenues                                           $        --    $    11,452    $        --    $   268,956
                                                   -----------    -----------    -----------    -----------
Operating expenses
    Selling, general and administrative
      expenses                                           1,890        204,119         33,248        939,806
    Research and development expenses                       --         10,039             --        218,397
                                                   -----------    -----------    -----------    -----------
              Total operating expenses                   1,890        214,158         33,248      1,158,203
                                                   -----------    -----------    -----------    -----------
    Loss from operations                                (1,890)      (202,706)       (33,248)      (889,247)

Interest income                                             --          2,171             --         14,821
                                                   -----------    -----------    -----------    -----------
    Income (loss) before  litigation  settlement
      and  (provision  for)  benefit from income
      taxes                                             (1,890)      (200,535)       (33,248)      (874,426)

Litigation settlement (note 5)                         105,000             --        105,000             --
                                                   -----------    -----------    -----------    -----------
                                                       103,110             --         71,752             --

(Provision for) benefit from income taxes                   --             --             --             --
                                                   -----------    -----------    -----------    -----------
    Net income (loss)                                  103,110       (200,535)        71,752       (874,426)

Other comprehensive income (loss) -
    unrealized (losses) on securities                       --             --             --             --
                                                   -----------    -----------    -----------    -----------
    Comprehensive income (loss)                    $   103,110    $  (200,535)   $    71,752    $  (874,426)
                                                   -----------    -----------    -----------    -----------

Earnings (loss) per share of common stock
    Basic                                          $      .019    $     (.036)   $      .014    $     (.116)
                                                   -----------    -----------    -----------    -----------
Earnings (loss) per share of common stock
    Dilutive                                       $      .011             --    $      .007             --
                                                   -----------    -----------    -----------    -----------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.
                      Consolidated Statement of Cash Flows

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                --------------------------
                                                                                    2003          2002
                                                                                -----------    -----------
                                                                                        (Unaudited)
Operating activities
    Net income (loss)                                                           $    71,752    $  (874,426)
    Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
       Depreciation and amortization                                                     --         18,405
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                            --            774
          Due from Activeworlds, Inc.                                                 6,916         (6,916)
          Prepaid expenses                                                               --         20,794
          Accounts payable                                                          (16,131)        35,324
          Accrued liabilities                                                        (4,000)       (52,857)
                                                                                -----------    -----------
              Net cash provided by (used in) operating activities                    58,537       (858,902)
                                                                                -----------    -----------
Investing activities
    Purchases of equipment and leasehold improvements                                    --         (1,434)
                                                                                -----------    -----------
              Net cash used in investing activities                                      --         (1,434)
                                                                                -----------    -----------
Financing activities
    Payments on capital lease obligation                                                 --           (878)
    Purchase of Treasury stock                                                           --       (576,681)
                                                                                -----------    -----------
              Net cash used in financing activities                                      --       (577,559)
                                                                                -----------    -----------

Net increase (decrease) in cash                                                      58,537     (1,437,895)
Cash at beginning of period                                                         346,213      1,840,430
                                                                                -----------    -----------
              Cash at end of period                                             $   404,750    $   402,535
                                                                                -----------    -----------
Supplemental disclosure information
    Cash paid for interest during the period                                    $        --    $        --
                                                                                -----------    -----------
    Cash paid for income taxes during the period                                $        --    $        --
                                                                                -----------    -----------
Supplemental schedule of non cash investing and financing activities
       Non-cash items in connection with the sale of subsidiary                 $        --    $  (175,775)
                                                                                -----------    -----------

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

                               ACTIVEWORLDS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Non-cash items in connection with the sale of the subsidiary are as follows:

                   Property and equipment (net of accumulated
                    depreciation and amortization of $199,746)  $    (224,163)
                   Deferred revenue                                   185,602
                   Note receivable for shares issued                   (6,500)
                                                                -------------
                                                                $     (45,061)
                                                                -------------

              The Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

Note 2 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770. The fair market value of the investment had decreased by $80,521 at September 30, 2003. Accordingly, the value of the investment has been adjusted to $50,256 at September 30, 2003 and December 31, 2002.

Note 3 -      Income taxes

              At September 30, 2003, the Company has a net operating loss carryforward of approximately $4,678,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $1,870,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 -      Earnings (loss) per share of common stock

              The number of shares on which the basic and dilutive net income
              (loss) per share of common stock has been calculated is as follows:

                               ACTIVEWORLDS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Basic
              -----
                                                              Weighted Average
              Three Months Ended September 30,                Number of Shares
                                                              ----------------

                                         2003                     5,319,790
                                         2002                     7,543,726

              Nine Months Ended September 30,

                                         2003                     5,319,790
                                         2002                     7,543,726

              Dilutive
              --------

              Three Months Ended September 30,

                                         2003                     9,767,809

              Nine Months Ended September 30,

                                         2003                     9,767,809

              Diluted earnings (loss) per share of common stock has not been presented for the three months ended September 30, 2002 and nine months ended September 30, 2002 since the effect of including the stock options and warrants outstanding would be antidilutive.

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

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2003 Compared to Three Months ended September 30, 2002.

         Net Revenues. During the quarter ended September 30, 2003, net revenues declined to $0 from $11,452 from the same period last year.

         Expenses. Selling, general and administrative expenses declined substantially to $1,890 from $204,119 during the same period last year. Research and development expenses decreased during the quarter ended September 30, 2003 to $0 from $10,039 during the third quarter in 2002.

         Net Income. The net income for the third quarter of 2003 was $103,110 as opposed to a net loss of $200,535 for the quarter ended September 30, 2002. The net income for the three months ended September 30, 2003 is due to a litigation settlement in the amount of $105,000.

         Nine Months Ended September 30, 2003 Compared to Nine Months ended September 30, 2002.

         Net Revenues. During the nine months ended September 30, 2003, net revenues declined to $0 from $268,956 from the same period last year.

         Expenses. Selling, general and administrative expenses declined substantially to $33,248 from $939,806 during the same period last year. Research and development expenses decreased during the nine months ended September 30, 2003 to $0 from $218,397 during the same period in 2002.

         Net Income. The net income for the nine months ended September 30, 2003 was $71,752 as opposed to a net loss of $874,426 for the same period in 2002. The net income for the nine months ended September 30, 2003 is due to a litigation settlement in the amount of $105,000.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2003, net cash provided by operating activities was $58,537 in contrast to net cash used by operating activities of $858,902 for the corresponding period in 2002.

         In the nine months ended September 30, 2003, net cash used by financing activities was $0, while in the nine months ended September 30, 2002, net cash of $577,559 was used.

         During the nine months ended September 30, 2003, net cash used in investing activities was $0 in contrast to $1,434 for the corresponding period in 2002.

         Working capital increased to $404,750 at September 30, 2003 from 346,213 at December 31, 2002.We believe our cash will be sufficient for more than the next 12 months because we will have no business operations and only minimal costs. However, we are actively looking to acquire an existing business in order to provide an opportunity to create stockholder value. Depending upon the business and financial condition of any company we acquire, we may need future financing.

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

ITEM 3.  CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

         As of September 30, 2003, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

         (b)      Changes in Internal Controls

         There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company previously entered into litigation against an internet on-line service provider who had agreed to promote and market the Activeworlds Corp. services to the service provider's members. On July 9, 2003 a settlement was reached between the parties. Under the settlement agreement, the on-line provider paid the Company $105,000 to settle all claims associated with the litigation.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBIT INDEX

         Exhibit
         Number   Description
         -------  ------------------------------------------

         31.1     certification of CEO

         31.2     certification of CFO

         32.1     Section 1350 certification of CEO

         32.2     Section 1350 certification of CFO

         (b)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2003 by the undersigned, thereunto duly authorized.


                                           ACTIVEWORLDS CORP.


                                           /s/ Sean Deson
                                           -----------------------------------
                                           Sean Deson, Chief Executive Officer