Form 10KSB
period 2003-12-31
ACTIVEWORLDS COM INC
filed 2004-03-30
CIK 1089531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                        Commission File Number: 001-15819

                               Activeworlds Corp.
                               ------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                        13-3883101
           --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 40 Wall Street, 58th Floor, New York, NY 10005
                 ----------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (212) 509-1700
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

       Securities Registered Pursuant to Section 12(g) of the Exchange Act

                                  Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.).     $861,658

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,317,116 shares of common stock and were outstanding as of March 29, 2004.

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

     We had no activity since completing the sale of our subsidiary on September 11, 2002. Our management intends to merge with or acquire an operating business to create operating revenue.

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

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2003.

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

Common Stock             High       Low
------------             ----       ---
2002
----
First Quarter            $0.97     $0.46
Second Quarter           $0.65     $0.10
Third Quarter            $0.39     $0.06
Fourth Quarter           $0.12     $0.02

2003
----
First Quarter            $0.04     $0.03
Second Quarter           $0.20     $0.03
Third Quarter            $0.13     $0.08
Fourth Quarter           $0.51     $0.08

HOLDERS

     As of March 29, 2004, there were 66 holders of record of our common stock holding 5,317,116 shares of common stock.

DIVIDEND POLICY

We have never paid cash dividends on our common stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and financial condition. We have not had any income and if we acquire a profitable company, we cannot predict what its board of directors will do.

SALES OF UNREGISTERED SECURITIES FOR THE YEAR ENDED DECEMBER 31, 2003

During the fiscal year ended December 31, 2003, we did not issue any shares of our common stock to any person or entity.

PURCHASES OF EQUITY SECURITIES.

During the quarter ended December 31, 2003, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

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

BECAUSE THE ACTIVEWORLDS COMMON STOCK WILL NOT BE LISTED ON A STOCK EXCHANGE OR NASDAQ, INVESTORS MAY BE UNABLE TO RESELL THEM

Since Activeworlds common stock only trades on the over-the-counter bulletin board, and has extremely limited trading volume, your ability to sell you common stock may be severely restricted. Accordingly, investors must be able to bear the financial risk of losing their entire investment.

THE PRICE OF THE COMMON STOCK MAY BE HIGHLY VOLATILE, AND INVESTORS MAY NOT BE ABLE TO SELL THE COMMON STOCK AT OR ABOVE MARKET PRICES

     The market price for Activeworlds common stock, may be highly volatile. As long as the future market for the common stock is limited, investors who purchase the common stock may only be able to sell them, if at all, at a loss.

ITEM 7. FINANCIAL STATEMENTS.

See pages F-1 through F-16 beginning after page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have had no change in, or disagreements with, our principal independent accountants during our last two fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Activeworlds Corp. required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

We have only one officer and director.

NAME                 AGE          POSITION(S)
----                 ---          -----------
Sean Deson           40           President, Chief Financial Officer, Treasurer,
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

COMPENSATION OF OUR DIRECTORS

     We do not compensate Mr. Deson for serving as a director.

AUDIT COMMITTEE

     We do not have an audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

     Mr. Deson is our audit committee financial expert.

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

CODE OF ETHICS

     Since we have no employees, and only one officer and director, we have not adopted a code of ethics. At such time as we acquire or begin engaging in a business, we intend to adopt a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

     We currently have no employees and our president is our only executive officer. No other employee's compensation exceeded $100,000 during the year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

ANNUAL COMPENSATION
                                                                All Other
Name and Principal Position            Year      Salary($)      Compensation ($)
---------------------------            ----      ---------      ----------------
Sean Deson,                            2003       $0.00         $
President, secretary and treasurer     2002       $0.00         $26,800
                                       2001       $0.00         $24,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table provides information as of March 24, 2004 concerning the beneficial ownership of our capital stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our capital stock, and all executive officers and directors as a group.

Name and Address of              Number of Shares of
Beneficial Owners                Common Stock                Percentage of Class
-----------------                ------------                -------------------

Sean Deson                                 0                           0%
40 Wall Street, 58th Floor
New York, NY 10005

Michael Gardner                    2,473,160                        46.5%*
40 Wall Street, 58th Floor
New York, NY 10005

Richard F. Noll                      416,352                         7.8%

J.P. McCormick                       399,983                         7.5%

All officers and directors as              0                           0%
a group (one person)

* Includes warrants to purchase 600,000 shares of common stock held by Baytree Capital Associates, LLC. of which Mr. Gardner is the managing member. 300,000 of these warrants are exercisable at $1.187 per share, and 300,000 of these warrants are exercisable at $0.06 per share.

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

Judson, and $2,000 per month for Mr. Deson. At the time, Messrs. Adelson, Judson and Deson were our only directors. Subsequently, Mr. Deson voluntarily and for no consideration, cancelled the options granted to him because he felt that the grant was not in the best interest of the company or its stockholders. Baytree Capital Associates, LLC, an affiliate of our principal stockholder, objected to the grant of these options and the payment of the fees on the basis that the Delaware General Corporation Law provides an interested party transaction is not void or voidable if the transaction is

     o    approved by a majority of disinterested directors;

     o    approved by the stockholders; or

     o    fair to the corporation at the time it is approved by the board.

The stockholder requested that the grant of options be rescinded and the fees be repaid. Based upon advice of counsel, none of these criteria have been met, and the options have been cancelled. Additionally, the Plan provides that if our board of directors concludes that the grant of options is against the interests of our stockholders, the options shall be immediately forfeited. Our sole director made this finding which provided another basis for canceling the options. The options held by Messrs Adelson and Judson were cancelled by our board of directors on April 11, 2003.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBIT INDEX

Exhibit Number Description
-------------- -----------

2.1            Agreement and Plan of Exchange (1)

3.1            Certificate of Incorporation (2)

3.2            Amendment to Certificate of Incorporation dated
               September 29, 1995 (2)

3.3            Amendment to Certificate of Incorporation dated October 12, 1995
               (2)

3.4            Amendment to Certificate of Incorporation dated January 21, 1999
               (2)

3.5            Amendment to Certificate of Incorporation dated April 7, 2000 (3)

3.6            Bylaws (2)

3.7            Amended and Restated Bylaws (4)

4.1            Form of Common Stock Certificate (2)

10.1           Management Consulting Agreement (5)

10.2           2002 Employee Stock Option Plan (6)

23.1           Consent of Pannell Kerr Forster, P.C. dated March 29, 2004

31 CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32 CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

    (1) Contained in Form 8-K filed on July 12, 2002
    (2) Contained in Form SB-2 filed on August 13, 1999
    (3) Contained in Form SB-2/A filed on April 12, 2000
    (4) Contained in Form SB-2 filed on March 16, 2000
    (5) Contained in Schedule 13-d/A filed on September 11, 2002
    (6) Contained in Form 10-KSB filed on April 15, 2003

     (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for professional services rendered by our principal independent accountants for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB for the fiscal year ended December 31, 2003 were $21,000 as compared to $57,000 for the fiscal year ended December 31, 2002.

AUDIT-RELATED FEES

     We did not incur any audit related fees during the fiscal years ended December 31, 2003 or 2002.

TAX FEES

     Our principal independent accountants did not perform any tax related services for us during the fiscal years ended December 31, 2003 or 2002.

ALL OTHER FEES

     Our principal independent accountants did not perform any other services for us during the fiscal years ended December 31, 2003 or 2002.

     We have not adopted audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2004.

                                        Activeworlds Corp.

                                        By: /s/ Sean Deson
                                            ------------------------------------
                                             Sean Deson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES            TITLE                                      DATE
----------            -----                                      ----

/s/ Sean Deson        Chief Financial Officer,                   March 29, 2004
---------------       Chief Accounting Officer and Director
Sean Deson

                                Table of Contents

                                                                                             Page
                                                                                             ----

Independent Auditors' Report                                                                 F-2

Consolidated Financial Statements

    Consolidated Balance Sheet - December 31, 2003                                           F-3

    Consolidated Statement of Operations for Years Ended December 31, 2003 and 2002          F-4

    Consolidated Statement of Changes in Stockholders' Equity for Years
       Ended December 31, 2003 and 2002                                                      F-5

    Consolidated Statement of Cash Flows for Years Ended December 31, 2003 and 2002          F-6

    Notes to Consolidated Financial Statements                                               F-7 to 16


                          Independent Auditors' Report

To the Stockholders
Activeworlds Corp.

We have audited the accompanying consolidated balance sheet of Activeworlds Corp., as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activeworlds Corp. at December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

  February 7, 2004, except for note 5 as
   to which the date is March 29, 2004

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet
                                December 31, 2003

                                     Assets

Current assets
    Cash                                                                $   407,318
    Investments                                                              87,111
                                                                        -----------
         Total current assets                                               494,429
                                                                        -----------
         Total assets                                                   $   494,429
                                                                        -----------
                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                    $       403
    Accrued liabilities                                                       8,500
                                                                        -----------
         Total current liabilities                                            8,903
                                                                        -----------
Commitments and contingencies

Stockholders' equity

    Preferred stock, $.001 par value, 500,000 shares authorized,
     no shares issued or outstanding                                             --

    Common stock, $.001 par value, 50,000,000 shares authorized,
     5,317,116 shares issued                                                  5,317

    Additional paid-in capital                                            5,725,913
    Treasury stock                                                         (118,403)
    Accumulated deficit                                                  (5,083,635)
    Accumulated other comprehensive income (loss)                           (43,666)
                                                                        -----------
         Total stockholders' equity                                         485,526
                                                                        -----------
         Total liabilities and stockholders' equity                     $   494,429
                                                                        -----------


See notes to consolidated financial statements

                        ACTIVEWORLDS CORP.

               Consolidated Statement of Operations

                                                        Year Ended December 31
                                                      ------------------------
                                                         2003           2002
                                                      --------      ----------

Revenues                                              $     --      $  268,956
                                                      --------      ----------

Operating expenses
    Selling, general and administrative expenses        40,910         980,767
    Research and development expenses                       --         218,397
                                                      --------      ----------
         Total operating expenses                       40,910       1,199,164
                                                      --------      ----------
    (Loss) from operations                             (40,910)       (930,208)

Interest income                                             --         (15,110)
Litigation settlement (note 10)                        105,000              --
                                                      --------      ----------
    Income (loss) before income taxes                   64,090        (915,098)
Income taxes                                                --              --
                                                      --------      ----------
         Net income (loss)                              64,090        (915,098)

Other comprehensive income (loss) -
  unrealized gain (loss) on securities                  36,855         (15,051)
                                                      --------      ----------
         Comprehensive income (loss)                  $100,945      $ (930,149)
                                                      --------      ----------

Net income (loss) per share of common stock
    Basic                                             $   .019      $     (.13)
                                                      --------      ----------
Net income per share of common stock
    Dilutive                                          $   .011
                                                      --------      ----------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

            Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2003 and 2002


                                            Preferred Stock             Common Stock                Additional
                                            ---------------             ------------                  Paid-In        Accumulated
                                          Shares      Amount       Shares         Amount              Capital          Deficit
                                          ------      ------       ------         ------              -------          -------
Balances at January 1, 2002                    --     $   --     8,512,561       $    8,512        $ 6,344,396       $(4,232,627)

Accumulated other comprehensive
  (loss)

Repurchase of stock/sale of
   subsidiary
Retirement of Treasury stock                                    (3,195,445)          (3,195)          (618,483)
Net (loss) for year                                                                                                     (915,098)
                                         --------     ------     ---------       ----------        -----------       -----------
Balances at December 31, 2002                  --         --     5,317,116            5,317          5,725,913        (5,147,725)
                                         --------     ------     ---------       ----------        -----------       -----------
Accumulated other comprehensive
  income

Net income for year                                                                                                       64,090
                                         --------     ------     ---------       ----------        -----------       -----------
Balances at December 31, 2003                  --     $   --     5,317,116       $    5,317        $ 5,725,913       $(5,083,635)
                                         --------     ------     ---------       ----------        -----------       -----------


[restubbed]

                                           Note          Accumulated
                                        Receivable          Other                               Total
                                        for Shares      Comprehensive       Treasury        Stockholders'
                                          Issued        Income (Loss)         Stock            Equity
                                        ----------      -------------       --------        -------------
Balances at January 1, 2002             $  (6,500)       $  (65,470)       $ (118,403)       $1,929,908

Accumulated other comprehensive
  (loss)                                                    (15,051)                            (15,051)

Repurchase of stock/sale of
   subsidiary                               6,500                            (621,678)         (615,178)
Retirement of Treasury stock                                                  621,678                --
Net (loss) for year                                                                            (915,098)
                                        ---------        ----------        ----------        ----------
Balances at December 31, 2002                  --           (80,521)         (118,403)          384,581
                                        ---------        ----------        ----------        ----------

Accumulated other comprehensive
  income                                                     36,855                              36,855

Net income for year                                                                              64,090
                                        ---------        ----------        ----------        ----------
Balances at December 31, 2003           $      --        $  (43,666)       $ (118,403)       $  485,526
                                        ---------        ----------        ----------        ----------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                           Year Ended December 31
                                                                                         -------------------------
                                                                                           2003            2002
                                                                                           ----            ----
Operating activities
    Net income (loss)                                                                    $ 64,090      $  (915,098)
    Adjustment to reconcile net income (loss) to net cash provided by (used in)
      operating activities
       Depreciation and amortization                                                           --           18,405
       Changes in operating assets and liabilities which provided (used) cash
          Accounts receivable                                                                  --              774
          Due from Activeworlds, Inc.                                                       6,916           (6,916)
          Prepaid expenses                                                                 10,519           32,432
          Accounts payable                                                                (18,920)          (1,964)
          Accrued liabilities                                                              (1,500)         (42,857)
                                                                                         --------      -----------
              Net cash provided by (used in) operating activities                          61,105         (915,224)
                                                                                         --------      -----------
Investing activities
    Purchases of equipment and leasehold improvements                                          --           (1,434)
                                                                                         --------      -----------
              Net cash used in investing activities                                            --           (1,434)
                                                                                         --------      -----------
Financing activities
    Purchase of treasury stock/sale of subsidiary                                              --         (576,681)
    Payments on capital lease obligation                                                       --             (878)
                                                                                         --------      -----------
              Net cash used in financing activities                                            --         (577,559)
                                                                                         --------      -----------
Net increase (decrease) in cash                                                            61,105       (1,494,217)
Cash at beginning of year                                                                 346,213        1,840,430
                                                                                         --------      -----------
              Cash at end of year                                                        $407,318      $   346,213
                                                                                         --------      -----------
Supplemental schedule of noncash investing and financing activities
    Non-cash items in connection with the purchase of treasury stock/sale
      of subsidiary                                                                      $     --      $   (45,061)
                                                                                         --------      -----------
    Retirement of Treasury stock                                                         $     --      $   621,678
                                                                                         --------      -----------

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

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

Note 2 - Summary of significant accounting policies

         A. Nature of operations

            The Company provided computer software products and on-line services that permitted users to enter, move about and interact with others in computer-generated, three-dimensional virtual environment using the Internet prior to the subsidiary, Activeworlds, Inc. being sold. As discussed in note 1, the Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

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

         C. Financial instruments

            The estimated fair value of the Company's financial instruments, which include cash, accounts payable and accrued liabilities, approximates carrying value.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

         D. Depreciation and amortization

            Equipment and fixtures were depreciated using accelerated methods over estimated lives of five years. Leasehold improvements were amortized over six years, the period of the lease. Depreciation and amortization expense of property and equipment totaled $-0- and $18,405 for 2003 and 2002, respectively.

         E. Investments

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

         F. Marketing and public relations costs

            Marketing and public relations costs are expensed as incurred if it was determined that the benefit was received during the year. Marketing and public relations costs paid for services providing a benefit in the future are recorded as assets and amortized over the period benefited usually based on contract requirements. Marketing and public relations costs expensed in 2003 and 2002 were $-0- and $49,532, respectively.

         G. Research and development of software

            Research and development costs are expensed as incurred.

         H. Revenues

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

            Services

            Revenue from technical services was recognized when the services are performed.

         I. Significant customers

            During 2002, revenue from one customer amounted to approximately
            11%.

         J. Net income (loss) per share of common stock

            Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the year.

         K. Income taxes

            The Company reports income for tax purposes on the cash basis. Deferred taxes result from temporary differences and the net operating loss carryforward. An allowance for the full amount of the gross deferred tax asset has been established due to the uncertainty of utilizing the deferred tax asset in the future.

         L. Stock Plans

            In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS 148 amends SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for the December 31, 2002 financial statements and have been included in the current presentation (see note 4).

         M. Reclassifications

            Certain reclassifications have been made to the prior year balances to conform to current presentation.

Note 3 - Investments

         In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770. The fair market value of the investment increased (decreased) by $36,855 and $(15,051) at December 31, 2003 and 2002, respectively. Accordingly, the value of the investment has been adjusted to $87,111 and $50,256 at December 31, 2003 and 2002, respectively.

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

         On July 15, 2002, two members of the Board of Directors received 200,000 stock options and another board member, the Company's current President, received 100,000 stock options of the Company. On September 1, 2002 the current President cancelled his options for no consideration out of concern for existing stockholders. The options expire July 15, 2007 and are exercisable at the fair value of the stock at the date of the agreement. The fair value of the publicly-traded stock at the date of the options were granted was less than $1.00.

         On April 11, 2003, the Company cancelled the 200,000 stock options granted to two members of the Board of Directors on July 15, 2002. The principal stockholder objected to the grant of these options on the basis of Delaware General Corporation Law. The principal stockholder requested that the grant of options be rescinded. Based upon advice of counsel the options were cancelled.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

         The table below sets forth information as to options in 2003 and 2002:


                                                 Number           Weighted     Number of Shares    Weighted
                                                of Shares          Average     Under Option in     Average
                                                  Under           Exercise     Excess or Less    Fair Value
                                                 Option             Price      Than Fair Value      Price
                                                ---------         --------     ---------------   ----------
     Outstanding at January 1, 2002             1,536,906         $   3.35          50,889        $   4.41

     Granted during the year                      500,000              .03              --
     Cancelled during the year                   (100,000)            (.02)             --
                                                ---------                           ------        --------
       Outstanding at December 31, 2002         1,936,906             2.70          50,889            4.16
                                                ---------                           ------        --------

     Granted during the year                           --                               --           --
     Cancelled during the year                   (400,000)            (.04)             --
                                                ---------                           ------        --------
       Outstanding at December 31, 2003         1,536,906             3.41          50,889            4.16
                                                ---------                           ------        --------
     Exercisable at December 31, 2003           1,356,172             3.08          50,889            4.38
     Exercisable at December 31, 2002           1,636,904             2.26          50,889            4.63


         The shares under options at December 31, 2003 were in the following exercise price ranges:

                                                                       December 31, 2003
                                    ----------------------------------------------------------------------------
                                              Options Outstanding                  Options Currently Exercisable
                                    ----------------------------------------       -----------------------------
                                                    Weighted      Weighted                            Weighted
                                                    Average        Average                            Average
                                      Number        Exercise     Contractual         Number           Exercise
                Exercise Range      of Options       Price          Life           of Options          Price
                --------------      ----------       -----          ----           ----------          -----
                                                                 (in years)
                $-0- - $6.75         1,275,007        $2.41           8            1,117,607           $2.25
                $6.76- $13.12          261,899         8.22           5              238,565            9.38
                                     ---------                                     ---------
                                     1,536,906                                     1,356,172
                                     ---------                                     ---------

         Warrants

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

         Warrants outstanding as of December 31, 2003 are as follows:

                                                        Date        Exercise    Exercise        Shares under
                 Description                           Granted        Price      Period           Warrant
                 -----------                           -------        -----      ------           -------
              Marketing services                        4/99        $3.80         4/04            166,667
              Financial services                        5/99         5.70         5/04         *  166,667
              Services in connection with
               private placement                        6/99         5.70         6/04            119,999
              Placement agent warrants                  6/99         8.55-8.52    6/04         *   22,560
              Public offering                           5/00         4.675        5/05          1,260,000
              Underwriter unit purchase warrants        5/00         4.675        5/05            126,000
              Marketing and financial services          8/00         1.187        8/05            300,000
              Marketing services                        9/00         1.40         9/05             25,000
              Marketing services                       10/01         3.00        10/06             50,000
              Marketing services                        8/02          .06         8/07            300,000
                                                                                                ---------
                                                                                                2,536,893

              Cancellations                                                                      (189,227)
                                                                                                ---------
              Outstanding at December 31, 2003                                                  2,347,666
                                                                                                ---------


              * Warrants cancelled in connection with May 2000 public offering

         The estimated value of stock warrants during 2003 and 2002 ranged between $8.55 and $.06. The expense recognized for compensation and services for these stock warrants granted in 2003 and 2002 was $-0- and $-0-, respectively.

Note 5 - Treasury stock

         In 2003 and 2002, treasury stock is shown at a cost of $118,403, which represents 87,527 shares of common stock. During 2002, 2,595,445 shares were purchased under the Agreement to sell the subsidiary (see note 1). In conjunction with the Agreement to sell the subsidiary the Company also purchased 600,000 shares for $100,000 from X3D Technologies, Inc. The Company retired shares totalling 3,195,445 on October 16, 2002. On March 29, 2004 the Company retired the remaining 87,527 shares of common stock held as Treasury stock.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

         Rent expense for 2003 and 2002 was $-0- and $28,464, respectively.

Note 7 - Income taxes

         Prior to the sale of Activeworlds Inc., the Company has a net operating loss carryforward of approximately $4,384,000 that may be used to offset future taxable income at December 31, 2003. If not used, the carryforward will begin to expire with the year 2018. The temporary difference for income tax reporting on a cash basis results in additional losses of approximately $335,700.

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

         The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2003:

              Net operating loss carryforward                   $ 594,100
              Accrual basis versus cash basis tax reporting        (9,900)
                                                                ---------
              Deferred tax asset before valuation allowance       584,200
              Valuation allowance                                 584,200
                                                                ---------
              Net deferred tax asset                            $      --
                                                                ---------

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

Note 8 - Net income (loss) per share of common stock

         The number of shares on which the basic net income (loss) per share of common stock has been calculated is as follows:

                                              Weighted Average
            Year Ended December 31,           Number of Shares
            -----------------------           ----------------
                     2003                         5,317,116
                     2002                         6,869,025

         The diluted income per share of common stock for 2003 has been calculated using 9,348,113 weighted average number of shares for the year. Diluted net (loss) per share of common stock has

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

         not been presented for 2002 since the effect of including the stock options and warrants outstanding (note 4) would be antidilutive.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

            was granted options to purchase up to 116,667 shares of the Company's common stock at an exercise price of $9.19 per share. The employment agreement was transferred to Activeworlds, Inc. as of July 10, 2002 the date of the sale of the subsidiary (see note 1).

         B. Revenue Sharing Agreement - litigation settlement

            During 2000 the Company entered into an agreement with an internet on-line service provider to promote and market the Activeworlds Corp. services to the service provider's members. The term of the agreement was one year. Revenue from new members generated under the agreement is shared equally. The agreement required Activeworlds Corp. to make four quarterly installments in the amount of $112,500 each as a guarantee against future revenues earned from memberships derived from the on-line service provider. As of December 31, 2002, the Company had made three installments in the total amount of $337,500. Approximately $-0- and $18,000 was received from memberships under the contract as of December 31, 2002 and 2001, respectively. The contract expired in 2001. The Company entered into litigation regarding adjustments to the contract due to the lack of registrations received under the Agreement. On July 9, 2003 a settlement was reached between the parties. Under the settlement agreement, the on-line provider paid the Company $105,000 to settle all claims associated with the litigation.

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

         D. Retirement plan

            The Company had a defined contribution retirement plan for all eligible employees during 2002. The Company contributed $11,280 to the plan on behalf of the employees in 2002. All employees remained with Activeworlds, Inc. upon the sale of the subsidiary on July 10, 2002 (see note 1).