Form 10QSB
period 2004-03-31
ACTIVEWORLDS COM INC
filed 2004-05-19
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


        [X]     Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                 For the quarterly period ended: March 31, 2004
                          Commission File No. 001-15819

                             ----------------------

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

                 40 Wall Street, 58th Floor, New York, NY 10005
                 ----------------------------------------------
                                 (212) 509-1700
                                 --------------
                          (Address and telephone number
                         of principal executive offices)


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

We had 5,317,116 shares of our common stock outstanding as of May 17, 2004.

Transitional Small Business Disclosure Format (check one):  [X] Yes  [ ] No

                                      INDEX

                                                                                        Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of March 31, 2004 (unaudited) and December 31, 2003                    1

           Condensed Consolidated Statements of Income
                for the three ended March 31, 2004 and 2003 (unaudited)                   2

           Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2004 and 2003 (unaudited)            3

           Notes to unaudited condensed consolidated interim financial statements       4 - 5

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                     5 - 6

ITEM 3.    Controls and Procedures                                                       6-7


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                              7

ITEM 2.    Change in Securities                                                           7

ITEM 3.    Defaults upon Senior Securities                                                8

ITEM 4.    Submission of Matters to a Vote of Security Holders                            8

ITEM 5.    Other Information                                                              8

ITEM 6.    Exhibits and Reports on Form 8-K                                               8

Signatures                                                                                9

ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheet



                                                                    March 31,     December 31,
                                                                      2004           2003*
                                                                   -----------    ------------
                                                                   (Unaudited)
                                     Assets

Current assets
    Cash                                                           $   391,941    $   407,318
    Investments                                                         87,111         87,111
                                                                   -----------    -----------
              Total current assets                                     479,052        494,429
                                                                   -----------    -----------

              Total assets                                         $   479,052    $   494,429
                                                                   -----------    -----------

                       Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                               $       403    $       403
    Accrued liabilities                                                 10,463          8,500
                                                                   -----------    -----------
              Total current liabilities                                 10,866          8,903
                                                                   -----------    -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued or outstanding                                       --             --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      5,317,116 shares issued                                            5,317          5,317
    Additional paid-in capital                                       5,607,510      5,725,913
    Treasury stock                                                          --       (118,403)
    Accumulated deficit                                             (5,100,975)    (5,083,635)
    Accumulated other comprehensive income (loss)                      (43,666)       (43,666)
                                                                   -----------    -----------
              Total stockholders' equity                               468,186        485,526
                                                                   -----------    -----------

              Total liabilities and stockholders' equity           $   479,052    $   494,429
                                                                   -----------    -----------

*Derived from audited financial statements

See notes to consolidated financial statements

                      Consolidated Statement of Operations


                                                             Three Months Ended
                                                                 March 31
                                                             ------------------
                                                             2004        2003
                                                           --------    --------

                                                                 (Unaudited)

Revenues                                                   $     --    $     --
                                                           --------    --------
Operating expenses
    Selling, general and administrative expenses             17,340      18,375
    Research and development expenses                            --          --
                                                           --------    --------
              Total operating expenses                       17,340      18,375
                                                           --------    --------

    Loss from operations                                    (17,340)    (18,375)

Interest income                                                  --          --
                                                           --------    --------
    Loss before (provision for) benefit from income taxes   (17,340)    (18,375)
(Provision for) benefit from income taxes                        --          --
                                                           --------    --------
    Net loss                                               $(17,340)   $(18,375)
                                                           --------    --------

Net (loss) per share of common stock
    Basic                                                  $  (.003)   $  (.003)
                                                           --------    --------

See notes to consolidated financial statements

                      Consolidated Statement of Cash Flows



                                                            Three Months Ended
                                                                 March 31
                                                          --------------------
                                                             2004        2003
                                                          ---------   ---------
                                                               (Unaudited)

Operating activities
    Net loss                                              $ (17,340)  $ (18,375)
    Changes in operating assets and liabilities
      which provided (used) cash
       Accounts payable                                          --      (1,542)
       Accrued liabilities                                    1,963      (6,000)
                                                          ---------   ---------
              Net cash used in operating activities         (15,377)    (25,917)
                                                          ---------   ---------

Net decrease in cash                                        (15,377)    (25,917)
Cash at beginning of period                                 407,318     346,213
                                                          ---------   ---------

              Cash at end of period                       $ 391,941   $ 320,296
                                                          ---------   ---------

Supplemental disclosure information
    Cash paid for interest during the period              $      --   $      --
                                                          ---------   ---------
     Non-cash transaction cancellation of Treasury stock  $ 118,403   $      --
                                                          ---------   ---------


See notes to consolidated financial statements

Note 1 -      Basis of presentation

              The accompanying 2004 and 2003 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2003 and 2002.

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

Note 2 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,777. The fair market value of the investment had decreased by $43,666 at March 31, 2004 and December 31, 2003. Accordingly, the value of the investment has been adjusted to $87,111 at March 31, 2004 and December 31, 2003.

Note 3 -      Income taxes

              At March 31, 2004, the Company has a net operating loss carryforward of approximately $1,530,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $612,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 - Net (loss) per share of common stock

              The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                   Weighted Average
                 Three Months Ended March 31,      Number of Shares
                 ----------------------------
                         (Unaudited)

                             2004                      5,317,116

                             2003                      5,319,790

              Diluted net (loss) per share of common stock has not been presented for the three months ended March 31, 2004 and 2003 since the effect of including the stock options and warrants outstanding would be antidilutive.


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


RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         There have been no material changes to our Results of Operations, Liquidity or Capital Resources during the quarter ended March 31, 2004. For further information, see our report on Form 10-KSB filed on March 30, 2004.


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


ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b)  Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

         (d) Not applicable.

         (e) The following table provides information about purchases by Activeworlds Corp. and its affiliated purchasers during the quarter ended March 31, 2004 of equity securities that are registered by Activeworlds Corp. pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------------------------
PERIOD                    (A)                 (B)                      (C)                                (D)
                    TOTAL NUMBER OF      AVERAGE PRICE     TOTAL NUMBER OF SHARES (OR       MAXIMUM NUMBER (OR APPROXIMATE
                   SHARES (OR UNITS)     PAID PER SHARE    UNITS) PURCHASED AS PART OF    DOLLAR VALUE) OF SHARES (OR UNITS)
                       PURCHASED)          (OR UNIT)       PUBLICLY ANNOUNCED PLANS OR    THAT MAY YET BE PURCHASED UNDER THE
                                                                  PROGRAMS (1)                   PLANS OR PROGRAMS (1)
------------------------------------------------------------------------------------------------------------------------------
01/01/04-01/31/04          0                   $0                       0                                  0
------------------------------------------------------------------------------------------------------------------------------
02/01/04-02/29/04          0                    0                       0                                  0
------------------------------------------------------------------------------------------------------------------------------
03/01/04-                  0                    0                       0                                  0
------------------------------------------------------------------------------------------------------------------------------

(1) Activeworlds has not entered into any plans or programs under which it may repurchase its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      EXHIBIT INDEX


Exhibit
Number     Description
-------  ---------------------------------
31.1     certification of CEO
31.2     certification of CFO
32.1     Section 1350 certification of CEO
32.2     Section 1350 certification of CFO


         (b)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 18, 2004 by the undersigned, thereunto duly authorized.


                                          ACTIVEWORLDS CORP.


                                          /s/ Sean Deson
                                          --------------
                                          Sean Deson, Chief Executive Officer