Form 10QSB
period 2004-06-30
ACTIVEWORLDS COM INC
filed 2004-08-13
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.


                  For the quarterly period ended: June 30, 2004

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

                 40 Wall Street, 58th Floor, New York, NY 10005
                 ----------------------------------------------
                                 (212) 509-1700
                           ---------------------------
                          (Address and telephone number
                         of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [ ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 5,317,116 shares of our common stock outstanding as of August 11, 2004.

Transitional Small Business Disclosure Format (check one):  [ ] Yes     [X] No



                                                        INDEX

                                                                                                Page
                                            PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of June 30, 2004 (unaudited) and December 31, 2003                             1

           Condensed Consolidated Statements of Income
                for the three and six months ended June 30, 2004 and 2003 (unaudited)             2

           Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2004 and 2003 (unaudited)                       3

           Notes to unaudited condensed consolidated interim financial statements               4 - 5

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                             5 - 6

ITEM 3.    Controls and Procedures                                                               6-7


                                             PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                      7

ITEM 2.    Change in Securities                                                                   7

ITEM 3.    Defaults upon Senior Securities                                                        8

ITEM 4.    Submission of Matters to a Vote of Security Holders                                    8

ITEM 5.    Other Information                                                                      8

ITEM 6.    Exhibits and Reports on Form 8-K                                                       8

ITEM 1.  FINANCIAL STATEMENTS

                                  Balance Sheet


                                                                        June 30,        December 31,
                                                                          2004             2003 *
                                                                       -----------      -----------
                                                                       (Unaudited)
                                     Assets

Current assets
    Cash                                                               $   378,341      $   407,318
    Investments                                                             87,111           87,111
                                                                       -----------      -----------
              Total current assets                                         465,452          494,429
                                                                       -----------      -----------

              Total assets                                             $   465,452      $   494,429
                                                                       -----------      -----------


                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                   $        --      $       403
    Accrued liabilities                                                      3,000            8,500
                                                                       -----------      -----------
              Total current liabilities                                      3,000            8,903
                                                                       -----------      -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value,  500,000 shares  authorized,
      no shares issued or outstanding                                           --               --
    Common stock, $.001 par value,  50,000,000 shares  authorized,
      5,317,116 shares issued                                                5,317            5,317
    Additional paid-in capital                                           5,652,510        5,725,913
    Treasury stock                                                              --         (118,403)
    Accumulated deficit                                                 (5,151,709)      (5,083,635)
    Accumulated other comprehensive income (loss)                          (43,666)         (43,666)
                                                                       -----------      -----------
              Total stockholders' equity                                   462,452          485,526
                                                                       -----------      -----------

              Total liabilities and stockholders' equity               $   465,452      $   494,429
                                                                       -----------      -----------


*Derived from audited financial statements

                             Statement of Operations

                                                       Three Months Ended         Six Months Ended
                                                            June 30                     June 30
                                                     ----------------------      ----------------------

                                                      2004           2003          2004         2003
                                                     --------      --------      --------      --------
                                                          (Unaudited)                 (Unaudited)

Revenues                                             $     --      $     --             $      $     --
                                                     --------      --------      --------      --------
Operating expenses
    Selling, general and administrative expenses       50,734        12,983        68,074        31,358
    Research and development expenses                      --            --            --            --
                                                     --------      --------      --------      --------
              Total operating expenses                 50,734        12,983        68,074        31,358
                                                     --------      --------      --------      --------

    Loss from operations                              (50,734)      (12,983)      (68,074)      (31,358)

Interest income                                            --            --            --            --
                                                     --------      --------      --------      --------
    Loss before  (provision  for)  benefit  from
     income taxes                                     (50,734)      (12,983)      (68,074)      (31,358)
(Provision for) benefit from income taxes                  --            --            --            --
                                                     --------      --------      --------      --------

    Net loss                                         $(50,734)     $(12,983)     $(68,074)     $(31,358)
                                                     --------      --------      --------      --------

Net loss per share of common stock
    Basic                                            $  (.010)     $  (.002)     $  (.013)     $  (.004)
                                                     --------      --------      --------      --------

                      Consolidated Statement of Cash Flows

                                                                                       Six Months Ended
                                                                                            June 30
                                                                                    ------------------------
                                                                                      2004           2003
                                                                                    ---------      ---------
                                                                                          (Unaudited)
Operating activities
    Net (loss)                                                                      $ (68,074)     $ (31,358)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Stock options issued for services                                               45,000             --
       Changes in operating assets and liabilities which provided (used) cash
          Accounts payable                                                               (403)       (14,323)
          Accrued liabilities                                                          (5,500)        (2,000)
                                                                                    ---------      ---------
              Net cash used in operating activities                                   (28,977)       (47,681)
                                                                                    ---------      ---------

Net decrease in cash                                                                  (28,977)       (47,681)
Cash at beginning of period                                                           407,318        346,213
                                                                                    ---------      ---------

              Cash at end of period                                                 $ 378,341      $ 298,532
                                                                                    ---------      ---------

Supplemental disclosure information
    Cash paid for interest during the period                                        $      --      $      --
                                                                                    ---------      ---------
    Non-cash transaction - cancellation of Treasury stock                           $ 118,403      $      --
                                                                                    ---------      ---------

Note 1 -      Basis of presentation

              The accompanying 2004 and 2003 unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2003 and 2002.

              The information provided in these financial statements reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

              On July 10, 2002 the Company sold all of the issued and outstanding stock of its subsidiary, Activeworlds Inc. to the Company's management in exchange for management selling 2,595,445 shares or approximately 30% of the Company's stock to the Company. At the time of the sale Activeworlds, Inc. generated substantially all of the operating revenues of the Company.

              The Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

Note 2 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,777. The fair market value of the investment had decreased by $43,666 at June 30, 2004 and December 31, 2003. Accordingly, the value of the investment has been adjusted to $87,111 at June 30, 2004 and December 31, 2003.

Note 3 -      Income taxes

              At June 30, 2004, the Company has a net operating loss carryforward of approximately $1,545,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $618,000 due to the uncertainty of utilizing the deferred taxes in the future.

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

              Diluted net (loss) per share of common stock has not been presented for the six months ended June 30, 2004 and 2003 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 -      Issuance of stock options

              On May 6, 2004, the Company issued 500,000 options under the Company's stock option plan exercisable at $.25 per share to a member of the Board of Directors for services rendered. The options are vested as follows: 250,000 options vest immediately; 250,000 options vest upon closing of an acquisition in which control of the Company changes. The estimated value of the services recognized in exchange for the stock options was $25,000.

              The Company also issued 200,000 options exercisable at $.25 per share to individuals for services rendered. The estimated value of the services recognized in exchange for the stock options was $20,000.

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

RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         There have been no material changes to our Results of Operations, Liquidity or Capital Resources during the quarter ended June 30, 2004. For further information, see our report on Form 10-KSB filed on March 30, 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         As of June 30, 2004, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b)  Changes in Internal Controls

         There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On May 6, 2004, in consideration of services rendered to the Company, we granted options to purchase 500,000 shares of our common stock to Sean Deson, our sole officer and director, and options to purchase an aggregate of 200,000 shares of our common stock to three consultants. All of the options are exercisable at $.25 per share and expire on May 5, 2009. These transactions were exempt from registration under the Securities Act of 1933 as transactions not involving a public offering.

         (d)      Not applicable.

         (e) The following table provides information about purchases by Activeworlds Corp. and its affiliated purchasers during the quarter ended June 30, 2004 of equity securities that are registered by Activeworlds Corp. pursuant to Section 12 of the Exchange Act:

                                        ISSUER PURCHASES OF EQUITY SECURITIES
----------------- --------------------- ----------------- ------------------------------ --------------------------------------
PERIOD                    (A)                 (B)                      (C)                                (D)
                    TOTAL NUMBER OF      AVERAGE PRICE     TOTAL NUMBER OF SHARES (OR       MAXIMUM NUMBER (OR APPROXIMATE
                   SHARES (OR UNITS)     PAID PER SHARE    UNITS) PURCHASED AS PART OF    DOLLAR VALUE) OF SHARES (OR UNITS)
                       PURCHASED)          (OR UNIT)       PUBLICLY ANNOUNCED PLANS OR    THAT MAY YET BE PURCHASED UNDER THE
                                                                  PROGRAMS (1)                   PLANS OR PROGRAMS (1)
----------------- --------------------- ----------------- ------------------------------ --------------------------------------
04/01/04-04/30/04          0                   $0                       0                                  0
----------------- --------------------- ----------------- ------------------------------ --------------------------------------
05/01/04-05/31/04          0                   0                        0                                  0
----------------- --------------------- ----------------- ------------------------------ --------------------------------------
06/01/04-06/30/04          0                   0                        0                                  0
----------------- --------------------- ----------------- ------------------------------ --------------------------------------

(1) Activeworlds has not entered into any plans or programs under which it may repurchase its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBIT INDEX

                  Exhibit
                  Number     Description
                  ------   --------------------------------

                  10.1     2004 Stock Option Plan
                  31.1     Certification of CEO/CFO
                  32.1     Section 1350 certification of CEO/CFO


         (b)      REPORTS ON FORM 8-K.
                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 13, 2004 by the undersigned, thereunto duly authorized.


                                   ACTIVEWORLDS CORP.


                                   /s/ Sean Deson
                                   --------------
                                   Sean Deson, Chief Executive Officer