Form 10QSB
period 2004-09-30
ACTIVEWORLDS COM INC
filed 2004-11-15
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


               For the quarterly period ended: September 30, 2004
                          Commission File No. 001-15819


                               ACTIVEWORLDS CORP.
        (Exact name of small business issuer as specified in its charter)


                    DELAWARE                                 513-3883101
                    --------                                 -----------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                  Identification Number)

                 40 Wall Street, 58th Floor, New York, NY 10005
                                 (212) 509-1700
                                 --------------
                          (Address and telephone number
                         of principal executive offices)




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

We had 5,317,116 shares of our common stock outstanding as of November 12, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]


                                      INDEX
                                                                                                              Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements
           Condensed Consolidated Balance Sheets
                as of September 30, 2004 (unaudited) and December 31, 2003                                      1

           Condensed Consolidated Statements of Income
                for the three and nine months ended September 30, 2004 and 2003 (unaudited)                     2

           Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2004 and 2003 (unaudited)                               3

           Notes to unaudited condensed consolidated interim financial statements                             4 - 5

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                                           5 - 6

ITEM 3.    Controls and Procedures                                                                             6-7


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                                    7

ITEM 2.    Change in Securities                                                                                 7

ITEM 3.    Defaults upon Senior Securities                                                                      8

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                  8

ITEM 5.    Other Information                                                                                    8

ITEM 6.    Exhibits                                                                                             9

ITEM 1.  FINANCIAL STATEMENTS


                                  Balance Sheet



                                                                                     September 30,   December 31,
                                                                                         2004           2003 *
                                                                                     -------------  -------------
                                                                                      (Unaudited)
                                                            Assets

Current assets
    Cash                                                                               $   356,595    $   407,318
    Investments                                                                             87,111         87,111
                                                                                     -------------  -------------
              Total current assets                                                         443,706        494,429
                                                                                     -------------  -------------

              Total assets                                                             $   443,706    $   494,429
                                                                                     -------------  -------------


                                             Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                                   $       300    $       403
    Accrued liabilities                                                                      7,200          8,500
                                                                                     -------------  -------------
              Total current liabilities                                                      7,500          8,903
                                                                                     -------------  -------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued
      or outstanding                                                                            --             --
    Common stock, $.001 par value, 50,000,000 shares authorized, 5,317,116 shares
      issued                                                                                 5,317          5,317
    Additional paid-in capital                                                           5,652,510      5,725,913
    Treasury stock                                                                            --         (118,403)
    Accumulated deficit                                                                 (5,177,955)    (5,083,635)
    Accumulated other comprehensive income (loss)                                          (43,666)       (43,666)
                                                                                     -------------  -------------
              Total stockholders' equity                                                   436,206        485,526
                                                                                     -------------  -------------

              Total liabilities and stockholders' equity                               $   443,706    $   494,429
                                                                                     -------------  -------------


*Derived from audited financial statements

See notes to financial statements
                                        2

                             Statement of Operations



                                                               Three Months Ended                Nine Months Ended
                                                                  September 30                      September 30
                                                        ---------------------------------    ------------------------------

                                                              2004              2003             2004              2003
                                                        -----------------  --------------    -------------   --------------
                                                                  (Unaudited)                           (Unaudited)

Revenues                                                $          --       $          --    $          --     $          --
                                                        -------------       -------------    -------------     -------------

Operating expenses
    Selling, general and administrative
   expenses                                                    26,246               1,890           94,320            33,248
    Research and development expenses                              --                  --               --                --
                                                        -------------       -------------    -------------     -------------
              Total operating expenses                         26,246               1,890           94,320            33,248
                                                        -------------       -------------    -------------     -------------

    Loss from operations                                      (26,246)             (1,890)         (94,320)          (33,248)

Interest income                                                    --                  --               --                --
                                                        -------------       -------------    -------------     -------------
    (Loss) before litigation settlement and
      (provision for) benefit from income taxes
                                                              (26,246)             (1,890)         (94,320)          (33,248)

Litigation settlement (note 5)                                     --             105,000               --           105,000
                                                        -------------       -------------    -------------     -------------
                                                              (26,246)            103,110          (94,320)           71,752
                                                        -------------       -------------    -------------     -------------

(Provision for) benefit from income taxes                          --                  --               --                --
                                                        -------------       -------------    -------------     -------------

    Net income (loss)                                   $     (26,246)      $     103,110    $     (94,320)    $      71,752
                                                        -------------       -------------    -------------     -------------

Earnings (loss) per share of common stock
    Basic                                               $       (.005)      $        .019    $       (.018)    $        .014
                                                        -------------       -------------    -------------     -------------

Earnings (loss) per share of common stock
    Dilutive                                            $          --      $         .011    $          --     $        .007
                                                        -------------       -------------    -------------     -------------


See notes to financial statements
                                        3

                             Statement of Cash Flows



                                                                                                  Nine Months Ended
                                                                                                    September 30
                                                                                               2004              2003
                                                                                          --------------    -------------
                                                                                                     (Unaudited)
Operating activities
    Net income (loss)                                                                      $     (94,320)   $      71,752
    Adjustment to reconcile income (net) loss to net cash provided by (used in)
      operating activities
       Stock options issued for services                                                          45,000                -
       Changes in operating assets and liabilities which provided (used) cash
          Due from Activeworlds, Inc.                                                                  -            6,916
          Accounts payable                                                                         2,897          (16,131)
          Accrued liabilities                                                                     (4,300)          (4,000)
                                                                                           -------------    -------------
              Net cash provided by (used in) operating activities                                (50,723)          58,537
                                                                                           -------------    -------------

Net increase (decrease) in cash                                                                  (50,723)          58,537
Cash at beginning of period                                                                      407,318          346,213
                                                                                           -------------    -------------

              Cash at end of period                                                        $     356,595    $     404,750
                                                                                           -------------    -------------

Supplemental disclosure information
    Non-cash transaction - cancellation of treasury stock                                  $     118,403    $           -
                                                                                           -------------    -------------

See notes to financial statements
                                        4

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

Note 2 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,777. The fair market value of the investment had decreased by $43,666 at September 30, 2004 and December 31, 2003. Accordingly, the value of the investment has been adjusted to $87,111 at September 30, 2004 and December 31, 2003.

Note 3 -      Income taxes

              At September 30, 2004, the Company has a net operating loss carryforward of approximately $1,612,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $645,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 -      Earnings (loss) per share of common stock

              The number of shares on which the basic earnings (loss) per share of common stock has been calculated is as follows:

                                                           Weighted Average
                 Nine Months Ended September 30,           Number of Shares
                 -------------------------------           ----------------
                          (Unaudited)

                              2004                             5,317,116

                              2003                             5,319,790

              Diluted earnings (loss) per share of common stock has not been presented for the nine months ended September 30, 2004 since the effect of including the stock options and warrants outstanding would be antidilutive.

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

Note 6 -      Proposed merger

              On September 9, 2004 the Company entered into a letter of intent to acquire Hi-G-Tek, Ltd. ("Hi-G-Tek") in a transaction expected to be treated as a reverse acquisition (the "Reverse Acquisition"). In connection with the Reverse Acquisition, the Company will organize a Delaware corporation which will acquire Hi-G-Tek in exchange for 43,183,474 shares of our outstanding common stock. Current stockholders will own 5,317,116 shares. As part of the transaction, the Company is required to have no less than $3,450,000 of cash in our bank account at Closing. The Company plans to raise the additional capital through a private offering of common stock and warrants which will result in the issuance of 5,789,963 shares of common stock at $.54 per share and warrants to purchase 2,894,981 shares of common stock exercisable at $3.00 per share. The letter of intent is binding subject to each party's satisfactory completion of its due diligence investigation and the execution of definitive agreements. As of the date of this Report, the Company has not yet completed its due diligence investigation.

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

OVERVIEW

         We are a Delaware corporation organized on September 5, 1995. We have been inactive since September 11, 2002. We are now seeking and evaluating business opportunities. We have not had revenues from operations since July 10, 2002.

         On September 9, 2004 we entered into a letter of intent to acquire Hi-G-Tek in a Reverse Acquisition. The Reverse Acquisition is subject to completion of due diligence and execution of a definitive agreement. Although we have essentially completed negotiations with Hi-G-Tek on the definitive agreement, we have not yet completed our due diligence. No assurances can be given that the Reverse Merger will be completed. If we close the Reverse Merger, our future results of operations and balance sheet will be materially affected.

         Our primary expenses relate to our reporting obligations under the Securities Exchange Act of 1934 and expenses related to the Reverse Acquisition of Hi-G-Tek or the acquisition of another business opportunity if the Reverse Acquisition does not close. We will incur expenses due to the legal and accounting services required to prepare periodic reports and the costs of filing these reports with the Securities and Exchange Commission. In the event we acquire a business opportunity, we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition.

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

RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         There have been no material changes to our Results of Operations, Liquidity or Capital Resources during the quarter ended September 30, 2004. For further information, see our report on Form 10-KSB filed on March 30, 2004.

FORWARD-LOOKING STATEMENTS
--------------------------

         The statements made in this Report relating to our expectations about closing the Reverse Acquisition with Hi-G-Tek and our ability to raise cash through a private offering of common stock and warrants are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements.

         The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include matters relating to completion of our due diligence. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.


ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b)  Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES
         (a)  Not applicable.
         (b)  Not applicable.
         (c) The following table provides information about purchases by Activeworlds Corp. and its affiliated purchasers during the quarter ended September 30, 2004 of equity securities that are registered by Activeworlds Corp. pursuant to Section 12 of the Exchange Act:

                      ISSUER PURCHASES OF EQUITY SECURITIES
----------------- --------------------- ----------------- ------------------------------ --------------------------------------
PERIOD                    (A)                 (B)                      (C)                                (D)
                    TOTAL NUMBER OF      AVERAGE PRICE     TOTAL NUMBER OF SHARES (OR       MAXIMUM NUMBER (OR APPROXIMATE
                   SHARES (OR UNITS)     PAID PER SHARE    UNITS) PURCHASED AS PART OF    DOLLAR VALUE) OF SHARES (OR UNITS)
                       PURCHASED)          (OR UNIT)       PUBLICLY ANNOUNCED PLANS OR    THAT MAY YET BE PURCHASED UNDER THE
                                                                  PROGRAMS (1)                   PLANS OR PROGRAMS (1)
----------------- --------------------- ----------------- ------------------------------ --------------------------------------
07/01/04-07/31/04          0                   $0                       0                                  0
----------------- --------------------- ----------------- ------------------------------ --------------------------------------
08/01/04-08/31/04          0                   0                        0                                  0
----------------- --------------------- ----------------- ------------------------------ --------------------------------------
09/01/04-09/30/04          0                   0                        0                                  0
----------------- --------------------- ----------------- ------------------------------ --------------------------------------

(1) Activeworlds has not entered into any plans or programs under which it may repurchase its common stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS

         (a)  EXHIBIT INDEX

Exhibit
Number     Description
--------   ---------------------------------------------------------------------

10.1       Letter of intent with Hi-G-Tek dated September 9, 2004(1)
31.1       Certification of CEO
31.2       Certification of CFO
32.1       Section 1350 certification of CEO
32.2       Section 1350 certification of CFO

(1)  Contained in Report on Form 8-K filed on September 14, 2004

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 15, 2004 by the undersigned, thereunto duly authorized.


                                         ACTIVEWORLDS CORP.


                                         /s/ Sean Deson
                                         --------------
                                         Sean Deson, Chief Executive Officer