Form 10KSB
period 2004-12-31
ACTIVEWORLDS COM INC
filed 2005-04-08
CIK 1089531

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal year ended December 31, 2004
                                            -----------------

                        Commission File Number: 001-15819
                                                ---------

                               Activeworlds Corp.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                     13-3883101
          --------                                     ----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

                 40 Wall Street, 58th Floor, New York, NY 10005
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (212) 509-1700
                           --------------------------
                           (Issuer's telephone number)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 5, 2005. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).
                                   $2,582,967

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,317,116 shares of common stock and were outstanding as of April 5, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Not applicable

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION

         We are a Delaware corporation organized on September 5, 1995. Beginning in 1999, through our wholly-owned subsidiary Activeworlds, Inc., we operated the business of providing Internet software products and services that enabled the delivery of three dimensional content over the Internet. We operated this business until July 10, 2002 when we entered into an agreement to sell the subsidiary to our former management. The sale closed on September 11, 2002, at which time we became inactive. Since September 2002, we have not conducted any operations and have been searching to acquire an operating business. Our only expenses have related to seeking a reverse merger candidate and our auditing legal fees and other public company expenses.

         On December 13, 2004, we signed an Agreement and Plan of Merger with Hi-G-Tek, Ltd., an Israeli corporation ("Hi-G") under which our newly-formed wholly-owned subsidiary will merge with and into a subsidiary of Hi-G, in exchange for 24,683,303 shares of our restricted Common Stock in a transaction expected to be treated as a reverse merger resulting in the stockholders of Hi-G obtaining control of the Company. The Agreement expired by its terms on February 28, 2005, although the parties continued discussions through March 31, 2005 at which time all discussions ceased and the parties determined that the merger would not close.

OUR PLAN

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

         During 2004, we were involved in advanced discussions with two parties relating to a reverse acquisition prior to the Hi-G negotiations, neither of which resulted in an agreement.

         We have had no operating activity since completing the sale of our subsidiary on September 9, 2002. Our management intends to merge with or acquire an operating business to create operating revenue.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

         We do not currently own or lease any property. Until we make an acquisition, we will not have any need for our own office. Pending that event, our principal stockholder provides us with an office and administrative services.

ITEM 3.  LEGAL PROCEEDINGS.
            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock which trades on the Over-the-Counter Bulletin Board under the symbol "AWLD.OB."

Common Stock                                High        Low
------------                                ----        ---

2004
----
First Quarter                               $ 0.55     $ 0.17
Second Quarter                              $ 0.82     $ 0.23
Third Quarter                               $ 2.45     $ 0.38
Fourth Quarter                              $ 3.25     $ 1.65

2003
----
First Quarter                               $ 0.04     $ 0.03
Second Quarter                              $ 0.20     $ 0.03
Third Quarter                               $ 0.13     $ 0.08
Fourth Quarter                              $ 0.51     $ 0.08


HOLDERS

         As of April 5, 2005, there were 67 holders of record of our common stock holding 5,317,116 shares of common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our Common Stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

SALES OF UNREGISTERED SECURITIES FOR THE YEAR ENDED DECEMBER 31, 2004.

         During the fiscal year ended December 31, 2004, we did not issue any shares of our common stock to any person or entity, but in May 2004 we issued five-year options exercisable at $.25 per share as follows under our 2004 Stock Option Plan:

                       No. of Options                       Person(s)
                       --------------                       --------
                          500,000                     Sean Deson
                          100,000                     Paul Goodman
                           75,000                     Michael and Beth Harris,
                                                      tenants by the entireties
                           25,000                     Marsha Rosenberg

      The options were issued for services rendered. All options immediately vested except for 250,000 options granted to Mr. Sean Deson, our sole officer and director, which options vest upon completion of an acquisition in which control of our company changes. The options were exempt from registration under
Section 4(2) of the Securities act of 1933 as a non public offering.

PURCHASES OF EQUITY SECURITIES.

         During the quarter ended December 31, 2004, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

         The following discussion and analysis should be read in conjunction with our audited 2003 and 2004 financial statements which are included herein. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussions represent only the best present assessment of our management.

OVERVIEW

         We are a Delaware corporation organized on September 5, 1995. We have been inactive since September 11, 2002. Since that date, we have been seeking and evaluating business opportunities. We have not had revenue from operations since July 10, 2002.

         Our primary expenses relate to our reporting obligations under the Securities Exchange Act of 1934 and expenses related to the acquisition of another business opportunity. We will incur expenses due to the legal and accounting services required to prepare periodic reports and the costs of filing these reports with the Securities and Exchange Commission. During 2004, we incurred expenses related to evaluating three acquisition candidates, none of which was consummated.

         Our plan of operations does not call for any product research or development, nor do we plan to purchase any equipment.

            We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary.

CRITICAL ACCOUNTING ESTIMATES

         Because we are inactive, we do not make the same judgments or estimates that are made by operating companies. See Note 2 to our Consolidated Financial Statements for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

         We had no revenue for the fiscal years ended December 31, 2004 and 2003. The loss from operations in fiscal 2004 was $114,694 consisting of expenses related to our evaluation of three acquisition possibilities, a $45,000 non-cash charge resulting from the issuance of options and public company expenses in contrast to our loss from operations in 2003 of $40,910 consisting solely of public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, we had total assets of $438,698 including $346,823 of cash and liabilities of $11,102.

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


SPECIAL FACTORS RELATING TO OUR COMMON STOCK AND WARRANTS

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

WE MAY ISSUE PREFERRED STOCK WITHOUT THE APPROVAL OF OUR STOCKHOLDERS WITH FEATURES, WHICH COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US AND COULD DEPRESS OUR COMMON STOCK PRICE.

         In the future, our board of directors may issue one or more series of preferred stock that has more than one vote per share without a vote of our stockholders. This can prevent a third party from acquiring us even when it is in our stockholders' best interests and reduce the price of our Common Stock and warrants.

BECAUSE OUR COMMON STOCK AND WARRANTS WILL NOT BE LISTED ON A STOCK EXCHANGE OR NASDAQ, INVESTORS MAY BE UNABLE TO RESELL THEM.

         Our Common Stock and warrants trade on the Over-the-Counter Bulletin Board. The Bulletin Board is not liquid and trading is limited. This may hinder an investor's ability to sell Common Stock or warrants. Accordingly, investors must be able to bear the financial risk of losing their entire investment.

SINCE OUR COMMON STOCK AND WARRANTS ARE SUBJECT TO THE PENNY STOCK RULES, INVESTORS MAY EXPERIENCE SUBSTANTIAL DIFFICULTY IN SELLING THEIR SECURITIES.

         The SEC has established penny stock rules, which restrict the ability of brokers to solicit the sale of certain securities of companies whose assets, revenue, and/or stock prices fall below minimal thresholds. Since we are subject to these rules, our Common Stock and warrants are each deemed a "penny stock." The penny stock rules limit the ability of a broker to solicit purchasers, which reduces liquidity. They also generally require a broker to deliver a standardized risk disclosure document prior to a transaction in a penny stock. The broker must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These additional requirements may hinder investor's ability to sell their Common Stock or warrants.

THE PRICE OF OUR COMMON STOCK AND WARRANTS HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE, AND INVESTORS MAY NOT BE ABLE TO SELL THEIR COMMON STOCK OR WARRANTS AT OR ABOVE MARKET PRICES.

         The market price for our Common Stock and warrants has been highly volatile at times. As long as the future market for our Common Stock and warrants is limited, investors who purchase our Common Stock and warrants may only be able to sell them at a loss.

OUR PUBLICLY-TRADED WARRANTS MAY NOT BE EXERCISED UNLESS A CURRENT REGISTRATION STATEMENT IS IN EFFECT.

         We have publicly-traded warrants issued in 2000 which expire on May 1, 2005. Each warrant permits the holder to purchase one share of Common Stock at $4.68 per share. In order to exercise the warrants, we are required to have in effect a current registration statement. Because our common stock is trading at a price which is substantially below the purchase price of our warrants, we have not filed a registration statement with the Securities Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS.

         See pages F-1 through F-14 at the end of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            We have had no change in, or disagreements with, our independent registered public accounting firm during our last two fiscal years.


ITEM 8A. CONTROLS AND PROCEDURES.

            We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report.

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

ITEM 8B. OTHER INFORMATION.

           None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         We have only one officer and director.

NAME                 AGE        POSITION(S)
----                 ---        -----------
Sean Deson           41         President, Chief Financial Officer, Treasurer,
                                Secretary and Director

          Mr. Deson has been a director since December 1999. See "Principal Stockholders." Since January 2000, Mr. Deson has been the Managing Partner of Deson Ventures, LLC, and Managing Director of Deson & Co., Inc. both finance and investment firms principally focused on high technology companies. Additionally, since November 2002, Mr. Deson has been the Managing Member of Treeline Management, LLC, also a finance and investment firm principally focused on high technology companies. From 1990 to 2000, Mr. Deson was employed by Donaldson, Lufkin & Jenrette as an Investment Banker. His last position was as Senior Vice President of the Internet Investment Banking Group. Mr. Deson has been a director of Technology Flavors and Fragrances, Inc. (AMEX:TFF) since June 1998 and also serves on its audit committee, and been a director of e-Centives, Inc. (ECTV.OB) since August 2004. Mr. Deson earned his BS in Computer Technology and his MBA in Finance, both with Distinction from the University of Michigan, Ann Arbor.

AUDIT COMMITTEE

         We do not have an audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

         Not applicable, although Mr. Deson is qualified to be an audit committee financial expert.

LIMITATION OF OUR DIRECTOR'S LIABILITY

         Our certificate of incorporation eliminates the liability of our directors for monetary damages to the fullest extent possible. However, our sole director (and future directors) remain liable for:

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

ITEM 10. EXECUTIVE COMPENSATION.

         We currently have no employees, and Mr. Sean Deson, our president, is our only executive officer. Mr. Deson receives no compensation other than the stock options we granted him in May 2004. See "Related Party Transactions."

-----------------------------------------------------------------------------------------------------------------
                                        SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------
                                                                                     Long Term
                                            Annual Compensation                    Compensation
-----------------------------------------------------------------------------------------------------------------
          (a)            (b)        (c)             (d)               (e)               (f)             (g)
-----------------------------------------------------------------------------------------------------------------
                                                                                     Securities      All Other
                                                                                     Underlying       Compen-
  Name and Principal                                             Other Annual       Options/SARs      sation
       Position          Year    Salary ($       Bonus ($)     Compensation ($)         (#)             ($)
-----------------------------------------------------------------------------------------------------------------
Sean Deson, President,
Secretary and Treasurer  2004        $0             $0                --              500,000           $0
                         2003        $0             $0                --                 0              $0
                         2002        $0             $0                --                 0              $0
-----------------------------------------------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------

                    NUMBER OF       % OF TOTAL
                   SECURITIES      OPTION/SARS
                   UNDER-LYING      GRANTED TO
                    OPTIONS/       EMPLOYEES IN    EXERCISE PRICE    EXPIRATION
      NAME        SARS GRANTED     FISCAL YEAR        PER SHARE        DATE
------------------------------------------------------------------------------
   Sean Deson      500,000(1)          100%             0.25         5/5/09
------------------------------------------------------------------------------

(1) Exercisable at $.25 per share. One-half vested upon grant, and the balance upon completion of an acquisition which results in change of control of our company.

         For further information concerning options we granted during 2004, see
Note 4 to the Consolidated Financial Statements contained in this Report.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides information as of April 5, 2005 concerning the beneficial ownership of our common stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our Common Stock, and all executive officers and directors as a group.


Name and Address of                 Number of Shares      Percentage
Beneficial Owners                  of Common Stock(1)      of Class
------------------                 ------------------     ----------

Michael Gardner                    3,223,160(2)              53.1%
40 Wall Street, 58th Floor
New York, NY  10005

Sean Deson                           396,667(3)               6.9%
40 Wall Street, 58th Floor
New York, NY  10005

Richard F. Noll                      416,352(4)               7.8%
95 Parker Street
Newburyport, MA 01950

J.P. McCormick                       399,983                  7.5%
95 Parker Street
Newburyport, MA 01950

All officers and directors as        396,667                  6.9%
a group (one person)

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person has either the power to vote or sell our Common Stock. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or otherwise.

(2) Includes shares of Common Stock owned by Mr. Gardner and warrants to purchase 1,350,000 shares of Common Stock held by Baytree Capital Associates LLC ("Baytree") of which Mr. Gardner is the managing member. Of these warrants, 300,000 are exercisable at $1.187 per share, 300,000 are exercisable at $0.06 per share and 750,000 are exercisable at $2.00 per share.

(3) Consists of 396,667 shares of Common Stock issuable upon exercise of vested options. Two Hundred Fifty Thousand of the options are exercisable at $.25 per share, and 146,667 of the options are exercisable at $6.09 per share. Does not include 250,000 options exercisable at $.25 per share which vest upon completion of an acquisition resulting in a change of control of our company.

(4) Includes 16,352 shares of Common Stock owned by Mr. Noll's wife, as to which he disclaims beneficial ownership.


EQUITY COMPENSATION PLANS

         The following table reflects information relating to equity compensation plans as of December 31, 2004.

---------------------------------------------------------------------------------------------------------------------
                                                  Number of securities to   Weighted average   Number of securities
                                                  be issued upon exercise       price of       remaining available
                                                   of outstanding options     outstanding      for future issuance
                  Plan Category                                                 options
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                                     2,065,017               $2.35               848,317
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                              126,000               $7.01                  0

---------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As compensation for his services as our sole officer and director without cash compensation, in May 2004 we granted Mr. Deson five-year options to purchase 500,000 shares of our Common Stock exercisable at $.25 per share which was fair market value at the time of grant. One half of these shares were immediately vested, and the remainder will vest upon the completion of a merger in which control of the company changes. We have not provided Mr. Deson with any other material compensation for serving as a director in more than two years.

         We receive all office space and services from Baytree for free. In December 2004, Baytree renewed its consulting agreement with the Company which had expired in August 2004 and received 750,000 warrants exercisable at $2.00 per share. From time to time, Baytree, Mr. Gardner and Mr. Deson provide services, unrelated to the Company, to each other.

ITEM 13. EXHIBITS.

         (a) EXHIBIT INDEX

Exhibit Number   Description
--------------   -----------
2.1      Merger Agreement with Hi-G dated December 10, 2004 (1)
3.1      Certificate of Incorporation (2)
3.2      Amendment to Certificate of Incorporation dated September 29, 1995 (2)
3.3      Amendment to Certificate of Incorporation dated October 12, 1995 (2)
3.4      Amendment to Certificate of Incorporation dated January 21, 1999 (2)
3.5      Amendment to Certificate of Incorporation dated April 7, 2000 (3)
3.6      Bylaws (2)
3.7      Amended and Restated Bylaws (4)
4.1      Form of Common Stock Certificate (2)
10.1     Management Consulting Agreement (1)
10.2     2004 Stock Option Plan (5)
21       Subsidiaries of the Registrant
23       Consent of Pannell Kerr Forster, P.C. dated April 6, 2005
31 CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002
32 CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Contained in Form 8-K filed on December 13, 2004
(2)   Contained in Form SB-2 filed on August 13, 1999
(3)   Contained in Form SB-2/A filed on April 12, 2000
(4) Contained in Form SB-2 filed on March 16, 2000 (5) Contained in Form 10-QSB filed on August 13, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB for the fiscal year ended December 31, 2004 were $16,500 as compared to $21,000 for the fiscal year ended December 31, 2003.

AUDIT-RELATED FEES

         We did not incur any audit related fees during the fiscal years ended December 31, 2004 or 2003.

TAX FEES

         Our principal independent registered public accounting firm did not perform any tax related services for us during the fiscal years ended December 31, 2004 or 2003.

ALL OTHER FEES

         Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended December 31, 2004 or 2003.

         We have not adopted audit committee pre-approval policies and procedures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7 day of April 2005.

                                                 Activeworlds Corp.


                                         By: /s/ Sean Deson
                                             -----------------------------------
                                             Sean Deson, Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES              TITLE                                     DATE
----------              -----                                     ----

/s/ Sean Deson         Chief Financial Officer,               April 7, 2005
----------------
Sean Deson             Chief Accounting Officer and
                       Director

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                    at December 31, 2004 and for years ended
                           December 31, 2004 and 2003

                                TABLE OF CONTENTS



                                                                      Page

Report of Independent Registered Public Accounting Firm               F-2

Consolidated Financial Statements

    Consolidated Balance Sheet - December 31, 2004                    F-3

    Consolidated Statement of Operations for Years Ended
        December 31, 2004 and 2003                                    F-4

    Consolidated Statement of Changes in Stockholders' Equity
       for Years Ended December 31, 2004 and 2003                     F-5

    Consolidated Statement of Cash Flows for Years Ended
       December 31, 2004 and 2003                                     F-6

    Notes to Consolidated Financial Statements                  F-7 to 14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders
Activeworlds Corp.


We have audited the accompanying consolidated balance sheet of Activeworlds Corp., as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activeworlds Corp. at December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.








February 4, 2005, except for note 1
  as to which the date is April 4, 2005

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet
                                December 31, 2004



                                     Assets

Current assets
    Cash                                                            $   346,823
    Investments                                                          91,875
                                                                    -----------
              Total current assets                                      438,698
                                                                    -----------

              Total assets                                          $   438,698
                                                                    -----------


                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                $     2,602
    Accrued liabilities                                                   8,500
                                                                    -----------
              Total current liabilities                                  11,102
                                                                    -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares
      authorized, no shares issued or outstanding                            --
    Common stock, $.001 par value, 100,000,000 shares
      authorized, 5,317,116 shares  issued                                5,317
    Additional paid-in capital                                        5,659,510
    Accumulated deficit                                              (5,198,329)
    Accumulated other comprehensive income (loss)                       (38,902)
                                                                    -----------
              Total stockholders' equity                                427,596
                                                                    -----------

              Total liabilities and stockholders' equity            $   438,698
                                                                    -----------








                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations



                                                         Year Ended December 31
                                                        -----------------------
                                                           2004          2003
                                                        ---------     ---------

Revenues                                                $      --     $      --
                                                        ---------     ---------
Operating expenses
    Selling, general and administrative expenses          114,694        40,910
                                                        ---------     ---------
              Total operating expenses                    114,694        40,910
                                                        ---------     ---------
    (Loss) from operations                               (114,694)      (40,910)
Litigation settlement                                          --       105,000
                                                        ---------     ---------
    Income (loss) before income taxes                    (114,694)       64,090
Income taxes                                                   --            --
                                                        ---------     ---------
              Net income (loss)                          (114,694)       64,090

Other comprehensive income (loss) -
  unrealized gain (loss) on securities                      4,764        36,855
                                                        ---------     ---------
              Comprehensive income (loss)               $(109,930)    $ 100,945
                                                        ---------     ---------
Net income (loss) per share of common stock
    Basic                                               $   (.021)    $    .019
                                                        ---------     ---------
Net income per share of common stock
    Diluted                                                           $    .011
                                                                      ---------







                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

           Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2004 and 2003


                                                                                                  Accumulated
                                                                                                     Other
                                Preferred Stock      Common Stock     Additional                 Comprehensive             Total
                               ----------------  -------------------   Paid-in       Accumulated    Income    Treasury Stockholders'
                                Shares   Amount   Shares      Amount   Capital         Deficit      (Loss)      Stock      Equity
                               -------- -------  ---------   -------   ----------    -----------   ---------   ---------  ---------
Balances at January 1, 2003    $    --  $    --  5,317,116   $ 5,317   $ 5,725,913   $(5,147,725)  $ (80,521)  $(118,403) $ 384,581
                               -------  -------  ---------   -------   -----------   -----------   ---------   ---------  ---------
Accumulated other
  comprehensive income                       --         --        --            --            --      36,855          --     36,855

Net income for year                 --       --         --        --            --        64,090          --          --     64,090
                               -------  -------  ---------   -------   -----------   -----------   ---------   ---------  ---------

    Balances at
       December 31, 2003            --       --  5,317,116     5,317     5,725,913    (5,083,635)    (43,666)   (118,403)   485,526
                               -------  -------  ---------   -------   -----------   -----------   ---------   ---------  ---------
Retirement of Treasury stock                 --         --        --      (118,403)           --          --     118,403         --

Accumulated other
  comprehensive income                       --         --        --            --            --       4,764          --      4,764

Issuance of stock options/
  warrants for services                      --         --        --        52,000            --          --          --     52,000

Net (loss) for year                 --       --         --        --            --      (114,694)         --          --   (114,694)
                               -------  -------  ---------   -------   -----------   -----------   ---------   ---------  ---------
    Balances at
       December 31, 2004            --  $    --  5,317,116   $ 5,317   $ 5,659,510   $(5,198,329)  $ (38,902)  $      --  $ 427,596
                               -------  -------  ---------   -------   -----------   -----------   ---------   ---------  ---------






                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                  Year Ended December 31
                                                                                  ----------------------
                                                                                    2004         2003
                                                                                  ---------    ---------
Operating activities
    Net income (loss)                                                             $(114,694)   $  64,090
    Adjustment to reconcile net income (loss) to net cash provided by (used in)
      operating activities
       Issuance of stock options for services                                        52,000           --
       Changes in operating assets and liabilities which provided (used) cash
          Due from Activeworlds, Inc.                                                    --        6,916
          Prepaid expenses                                                               --       10,519
          Accounts payable                                                            2,199      (18,920)
          Accrued liabilities                                                            --       (1,500)
                                                                                  ---------    ---------
              Net cash provided by (used in) operating activities                   (60,495)      61,105
                                                                                  ---------    ---------
Investing activities                                                                     --           --
                                                                                  ---------    ---------
Financing activities                                                                     --           --
                                                                                  ---------    ---------
Net increase (decrease) in cash                                                     (60,495)      61,105
Cash at beginning of year                                                           407,318      346,213
                                                                                  ---------    ---------
              Cash at end of year                                                 $ 346,823    $ 407,318
                                                                                  ---------    ---------

Supplemental schedule of noncash investing and financing activities
    Retirement of Treasury stock                                                  $ 118,403    $      --
                                                                                  ---------    ---------







                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements



Note 1 -      Organization and basis of presentation

              Activeworlds Corp. (the "Company") became inactive in July 2002 when we entered into an agreement to sell all of the issued and outstanding stock of its operating subsidiary, Activeworlds, Inc. The agreement closed in September 2002 and the Company's former management purchased Activeworlds, Inc. in exchange for their selling 2,595,445 shares or approximately 30% of the Company's common stock to the Company. The Company has been actively seeking to merge, invest in or aquire other companies.

              On September 9, 2004, the Company entered into a letter of intent to acquire Hi-G-Tek, Ltd., an Israeli company, ("Hi-G-Tek") in a transaction expected to be treated as a reverse acquisition (the "Reverse Acquisition"). In connection with the Reverse Acquisition, the Company formed a wholly-owned subsidiary, AWLD, Inc., a Delaware corporation. AWLD, Inc. then formed a wholly-owned subsidiary AWLD, Ltd., an Israeli company.

              On December 13, 2004 the Company signed an Agreement and Plan of Merger (the "Plan") by and among the Company, AWLD, Inc., AWLD Ltd., Baytree LLC (a related company, substantially owned by a significant stockholder of the Company) and Hi-G-Tek. The Plan called for the merger of Hi-G-Tek and the Company's wholly-owned subsidiary AWLD, Ltd. in exchange for 24,683,303 shares of the Company's outstanding common stock. The terms of the Plan expired on February 28, 2005, although the parties continued discussions through March 31, 2005, at which time the parties ended discussions.

              All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented as those of Activeworlds Corp.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              C.  Financial instruments

                  The estimated fair value of the Company's financial instruments, which include cash, accounts payable and accrued liabilities, approximates carrying value.

              D.  Investments

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

              E. Net income (loss) per share of common stock

                  Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the year.

              F.  Income taxes

                  The Company reports income for tax purposes on the cash basis. Deferred taxes result from temporary differences and the net operating loss carryforward. An allowance for the full amount of the gross deferred tax asset has been established due to the uncertainty of utilizing the deferred tax asset in the future.

              G.  Stock Plans

                  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS 148 amends SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for the December 31, 2003 financial statements and have been included in the current presentation (see note 4).

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              H.  Capitalization

                  In 2004 the Board of Directors approved an increase in its authorized capital to 50,000,000 additional shares of common stock with a par value of $.001, which increase is subject to stockholder approval.

              I.  Recent accounting pronouncement - SFAS 123(R)

                  On December 16, 2004 the FASB issued SFAS No. 123 (revised
                  2004), SHARE-BASED PAYMENT (SFAS 123(R)), which is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and Amends SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS 123(R) must be adopted by small business issuers for periods beginning after December 15, 2005. The Company plans to adopt SFAS 123(R) effective January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a "modified prospective" approach or (2) a "modified retrospective" approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123(R) for all share based payments granted after the effective date and (b) the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The modified retrospective approach, includes the requirements of the modified prospective approach, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either all prior periods presented or prior interim periods of the year of adoption.
                  The Company is evaluating which method to adopt.

Note 3 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770. The fair market value of the investment increased by $4,764 and $36,855 at December 2004 and 2003, respectively. Accordingly, the value of the investment has been adjusted to $91,875 and $87,111 at December 31, 2004 and 2003, respectively.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


Note 4 -      Stock options and warrants

              Stock options

              In 1999, the Company established a qualified Stock Incentive Plan for its employees. From time to time, the Company issues non qualified stock options to independent contractors and others. In 2004, the Company adopted the 2004 Stock Option Plan granting 500,000 options to its sole director. (See below).

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

              In 2004 the Board of Directors adopted the 2004 Stock Plan authorizing 1,000,000 shares of common stock to be available under the Plan and approved the granting of 500,000 options to its sole director for services rendered to the company. 50% of the options granted vest immediately. The remaining 250,000 vest only if an acquisition occurs in which control of the Company changes as a result of the acquisition. The options are exercisable at $.25 over a five-year period.

              The Company also granted options to individuals for services rendered as follows:

                  Administrative services                      25,000
                  Consulting/legal services                   175,000

              The options are exercisable at $.25 and vest immediately. The options expire in May of 2009. Compensation in the amount of $45,000 has been recognized for the services provided by the director and the individuals based on the fair value of the services rendered.

              On April 11, 2003, the Company cancelled the 200,000 stock options granted to two members of the Board of Directors on July 15, 2002 because the Company's sole director believed the grant of the options involved a breach of fiduciary duty. Based upon advice of counsel, the options were cancelled.

              Under APB 25, no compensation was recognized in the financial statements for the value of the stock options issued to employees as the exercise price was equal to or in excess of the estimated fair value of the Company stock at the time of grant. Pro forma information as if SFAS 123 had been used is not presented, as the pro forma compensation amounts are immaterial.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              The table below sets forth information as to options in 2004 and 2003:

                                                            Number        Weighted       Number of Shares       Weighted
                                                           of Shares       Average        Under Option in        Average
                                                             Under        Exercise        Excess or Less       Fair Value
                                                            Option          Price         Than Fair Value         Price
                                                        --------------  -------------   ------------------     ----------
                  Outstanding at January 1, 2003          1,936,906      $   2.70             50,889            $   4.16

                  Granted during the year                        --            --                 --                  --
                  Cancelled during the year                (400,000)         (.04)                --                  --
                                                         ----------                         --------
                    Outstanding at December 31, 2003      1,536,906          3.41             50,889                4.16

                  Granted during the year                   700,000           .25                 --                  --
                  Expired during the year                   (45,889)        (3.83)           (45,889)               2.54
                                                         ----------                         --------
                    Outstanding at December 31, 2004      2,191,017          4.61              5,000                 .77
                                                         ----------                         --------

                  Exercisable at December 31, 2004        1,875,817          3.08              5,000                 .77
                  Exercisable at December 31, 2003        1,356,172          3.08             50,889                4.38

              The shares under options at December 31, 2004 were in the following exercise price ranges:

                                                                             December 31, 2004
                                                  --------------------------------------------------------------------
                                                             Options Outstanding         Options Currently Exercisable
                                                  ------------------------------------   -----------------------------
                                                               Weighted     Weighted                       Weighted
                                                                Average      Average                        Average
                                                    Number     Exercise    Contractual       Number         Exercise
                        Exercise Range            of Options     Price        Life         of Options         Price
                        --------------            ----------   ---------   -----------    ------------      ----------
                                                                              (in years)

                         $-0- - $6.75              1,938,350     $  1.50        6            1,523,150        $ 1.97
                         $6.76- $13.12               252,667        8.06        5              252,667          9.09
                                                 -----------                               -----------
                                                   2,191,017                                 1,775,817
                                                 -----------                               -----------

              Warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract. The warrants can be exercised at $2.00 per share and expire three years from the date of the contract. A prior consulting contract had expired in August 2003.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              Warrants outstanding as of December 31, 2004 are as follows:

                                                                  Date        Exercise        Exercise   Shares under
                               Description                       Granted       Price           Period       Warrant
                  ----------------------------------------      ---------    ---------       ----------    --------
                  Marketing services                               4/99     $    3.80            4/04        166,667
                  Financial services                               5/99          5.70            5/04     *  166,667
                  Services in connection with
                   private placement                               6/99          5.70            6/04        119,999
                  Placement agent warrants                         6/99          8.52-8.55       6/04     *   22,560
                  Public offering                                  5/00          4.675           5/05      1,260,000
                  Underwriter unit purchase warrants               5/00          4.675           5/05        126,000
                  Marketing and financial services                 8/00          1.187           8/05        300,000
                  Marketing services                               9/00          1.40            9/05         25,000
                  Marketing services                              10/01          3.00           10/06         50,000
                  Marketing services                               8/02           .06            8/07        300,000
                  Consulting services                             12/04          2.00           12/07        750,000
                                                                                                          ----------
                                                                                                           3,286,893
                  Cancellations                                                                             (189,227)
                  Expirations                                                                               (286,666)
                                                                                                          ----------
                                                                                                           2,811,000

                  * Warrants cancelled in connection with May 2000 public offering

              The estimated value of stock warrants during 2004 and 2003 ranged between $.06 and $8.55. The expense recognized for compensation and services for these stock warrants granted in 2004 and 2003 was $7,000 and $-0-, respectively.

Note 5 -      Treasury stock

              In 2003, Treasury stock is shown at a cost of $118,403, which represents 87,527 shares of common stock. During 2002, 2,595,445 shares were purchased under the Agreement to sell the subsidiary (see note 1). In conjunction with the Agreement to sell the subsidiary the Company also purchased 600,000 shares for $100,000 from X3D Technologies, Inc. The Company retired shares totaling 3,195,445 on October 16, 2002. On March 29, 2004 the Company retired the remaining 87,527 shares of common stock held as Treasury stock.

Note 6 -      Income taxes

              The net operating loss carryforward at December 31, 2004 attributable to Activeworlds Corp. on the income tax reporting basis is approximately $1,626,000. An allowance has been established for the full amount of the gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2004:

                 Net operating loss carryforward                      $  649,000
                 Accrual basis versus cash basis tax reporting             1,000
                                                                      ----------
                 Deferred tax asset before valuation allowance           650,000
                 Valuation allowance                                     650,000
                                                                      ----------

                 Net deferred tax asset                               $       --
                                                                      ----------

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

Note 7 -      Net income (loss) per share of common stock

              The number of shares on which the basic net income (loss) per share of common stock has been calculated is as follows:

                                                             Weighted Average
                            Year Ended December 31,          Number of Shares
                            -----------------------          ----------------
                                    2004                        5,317,116

                                    2003                        5,317,116

              The diluted income per share of common stock for 2003 has been calculated using 9,348,113 weighted average number of shares for the year. Diluted net (loss) per share of common stock has not been presented for 2004 since the effect of including the stock options and warrants outstanding (note 4) would be antidilutive.

Note 8 -      Related party transactions

              The Company entered into a consulting agreement in 2004 with a company controlled by its principal stockholder. The agreement is for two years and grants 750,000 warrants for services (see note
              4). Compensation relating to the contract was recognized in the amount of $7,000 in 2004. Also see notes 1 and 4.

Note 9 -      Commitments and contingencies

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


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