Form 10QSB
period 2005-03-31
ACTIVEWORLDS COM INC
filed 2005-05-13
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                 For the quarterly period ended: March 31, 2005
                          Commission File No. 001-15819

                               ------------------

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


                                 (212) 509-1700
                         ------------------------------
                          (Address and telephone number
                         of principal executive offices)


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

We had 5,317,116 shares of our common stock outstanding as of May 10, 2005.

Transitional Small Business Disclosure Format (check one):    [ ] Yes   [X] No

                                      INDEX

                                                                                                Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets
                as of March 31, 2005 (unaudited) and December 31, 2004                            1

           Consolidated Statements of Operation
                for the three ended March 31, 2005 and 2004 (unaudited)                           2

           Consolidated Statements of Cash Flows
                for the three months ended March 31, 2005 and 2004 (unaudited)                    3

           Notes to consolidated financial statements                                           4 - 5

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                             6 - 7

ITEM 3.    Controls and Procedures                                                               7


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                      8

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds                            8

ITEM 3.    Defaults upon Senior Securities                                                        8

ITEM 4.    Submission of Matters to a Vote of Security Holders                                    8

ITEM 5.    Other Information                                                                      8

ITEM 6.    Exhibits                                                                               8


ITEM 1.  FINANCIAL STATEMENTS



                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                                                      March 31,     December 31,
                                                                                        2005           2004 *
                                                                                     -----------    -----------
                                                                                     (Unaudited)
                                     Assets

Current assets
    Cash                                                                             $   339,837    $   346,823
    Investments                                                                           91,875         91,875
                                                                                     -----------    -----------
              Total current assets                                                       431,712        438,698
                                                                                     -----------    -----------
              Total assets                                                           $   431,712    $   438,698
                                                                                     -----------    -----------


                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                                 $     2,000    $     2,602
    Accrued liabilities                                                                   10,500          8,500
                                                                                     -----------    -----------
              Total current liabilities                                                   12,500         11,102
                                                                                     -----------    -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares
      issued or outstanding                                                                   --             --
    Common stock, $.001 par value, 100,000,000 shares authorized,
      5,317,116 shares issued                                                              5,317          5,317
    Additional paid-in capital                                                         5,659,510      5,659,510
    Accumulated deficit                                                               (5,206,713)    (5,198,329)
    Accumulated other comprehensive income (loss)                                        (38,902)       (38,902)
                                                                                     -----------    -----------
              Total stockholders' equity                                                 419,212        427,596
                                                                                     -----------    -----------
              Total liabilities and stockholders' equity                             $   431,712    $   438,698
                                                                                     -----------    -----------







*Derived from audited financial statements






                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations


                                                             Three Months Ended
                                                                   March 31
                                                           -----------------------
                                                             2005            2004
                                                           --------       --------
                                                                 (Unaudited)
Revenues                                                   $     --       $     --
                                                           --------       --------

Operating expenses
    Selling, general and administrative expenses              8,384         17,340
                                                           --------       --------
              Total operating expenses                        8,384         17,340
                                                           --------       --------

    Loss from operations                                     (8,384)       (17,340)
                                                           --------       --------

Loss before (provision for) benefit from income taxes        (8,384)       (17,340)
(Provision for) benefit from income taxes                        --             --
                                                           --------       --------

    Net loss                                               $ (8,384)      $(17,340)
                                                           --------       --------

Net (loss) per share of common stock
    Basic                                                  $  (.002)      $  (.003)
                                                           --------       --------















                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                    Three Months Ended
                                                                                         March 31
                                                                                -------------------------
                                                                                  2005             2004
                                                                                ---------       ---------
                                                                                       (Unaudited)
Operating activities
    Net loss                                                                    $  (8,384)      $ (17,340)
    Changes in operating assets and liabilities which provided (used) cash
       Accounts payable                                                              (602)             --
       Accrued liabilities                                                          2,000           1,963
                                                                                ---------       ---------
              Net cash used in operating activities                                (6,986)        (15,377)
                                                                                ---------       ---------

Net decrease in cash                                                               (6,986)        (15,377)
Cash at beginning of period                                                       346,823         407,318
                                                                                ---------       ---------

              Cash at end of period                                             $ 339,837       $ 391,941
                                                                                ---------       ---------

Supplemental disclosure information
    Cash paid for interest during the period                                    $      --       $      --
                                                                                ---------       ---------
    Non-cash transaction cancellation of Treasury stock                         $      --       $ 118,403
                                                                                ---------       ---------

























                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                 March 31, 2005


Note 1 -      Basis of presentation

              The accompanying 2005 and 2004 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2004 and 2003.

              The information provided in these financial statements reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

              Activeworlds Corp. (the "Company") became inactive in July 2002 when the Company entered into an agreement to sell all of the issued and outstanding stock of its operating subsidiary, Activeworlds, Inc. The agreement closed in September 2002 and the Company's former management purchased Activeworlds, Inc. in exchange for their selling 2,595,445 shares or approximately 30% of the Company's common stock to the Company. The Company has been actively seeking to merge, invest in or acquire other companies.

              On September 9, 2004, the Company entered into a letter of intent to acquire Hi-G-Tek, Ltd., an Israeli company, ("Hi-G") in a transaction expected to be treated as a reverse acquisition (the "Reverse Acquisition"). In connection with the Reverse Acquisition, the Company formed a wholly-owned subsidiary, AWLD, Inc., a Delaware corporation. AWLD, Inc. then formed a wholly-owned subsidiary AWLD, Ltd., an Israeli company.

              On December 13, 2004 the Company signed an Agreement and Plan of Merger (the "Plan") by and among the Company, AWLD, Inc., AWLD Ltd., Baytree LLC (a related company, substantially owned by a significant stockholder of the Company) and Hi-G. The Plan called for the merger of Hi-G and the Company's wholly-owned subsidiary AWLD, Ltd. in exchange for 24,683,303 shares of the Company's outstanding common stock. The terms of the Plan expired on February 28, 2005, although the parties continued discussions through March 31, 2005, at which time the parties ended discussions.

              All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented as those of Activeworlds Corp.

              The Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                 March 31, 2005


Note 2 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer, 3D Global Limited, in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,777. The fair market value of the investment had decreased by $38,902 at December 31, 2004. Accordingly, the value of the investment was adjusted to $91,875 at December 31, 2004. The trading of the common stock of Green X Global Limited (Green
              X), formerly known as 3D Global Limited, has been suspended pending the acquisition of Red X Property Pty. Ltd. The proposed acquisition has been extended to June 20, 2005. It is difficult to predict the outcome of the proposed acquisition at this time or the effect that it may have on the value of Green X's stock value. In light of this uncertainty the Company will continue to carry the value of the investment at $91,875, the value at December 31, 2004.

Note 3 -      Income taxes

              At March 31, 2005, the Company has a net operating loss carryforward of approximately $1,633,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $654,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 -      Net (loss) per share of common stock

              The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                           Weighted Average
                  Three Months Ended March 31,             Number of Shares
                  ---------------------------              ----------------
                          (Unaudited)
                              2005                             5,317,116

                              2004                             5,317,116

              Diluted net (loss) per share of common stock has not been presented for the three months ended March 31, 2005 and 2004 since the effect of including the stock options and warrants outstanding would be antidilutive.

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

         On December 13, 2004, we signed an Agreement and Plan of Merger with Hi-G-Tek, Ltd., an Israeli corporation ("Hi-G") under which our newly-formed wholly-owned subsidiary would have merged with and into a subsidiary of Hi-G, in exchange for 24,683,303 shares of our restricted Common Stock. The Agreement expired by its terms on February 28, 2005, although the parties continued discussions through March 31, 2005 at which time all discussions ceased and the parties determined that the merger would not close.

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

         Our plan of operations does not call for any product research or development, nor do we plan to purchase any equipment. We believe we have enough working capital to meet our operational needs for the next 12 months.

            We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity once we consummate an acquisition transaction.


RESULTS OF OPERATIONS

         We had no revenue for the quarters ended March 31, 2005 and 2004. The loss from operations in the first quarter of 2005 was $8,384 consisting primarily of public company expenses as well as some expenses related to our evaluation of the potential merger with Hi-G in contrast to our loss from operations during the first quarter of 2004 of $17,340 which primarily consisted of expenses related to our evaluation of a potential acquisition and some public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, we had total assets of $431,712, which includes $339,837 of cash, and total liabilities of $12,500. At December 31, 2004, we had total assets of $438,698, which included $346,823 of cash, and total liabilities of $11,102.

         For further information, see our report on Form 10-KSB filed on April 8, 2005.


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


ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         As of March 31, 2005, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b)  Changes in Internal Controls

         There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
         (a) Not applicable.
         (b) Not applicable.
         (c) Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


ITEM 5.  OTHER INFORMATION.

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)      EXHIBIT INDEX



Exhibit
Number     Description
--------   ---------------------------------------------------------------------
31        Certification of CEO and CFO
31        Section 1350 certification of CEO and CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 12, 2005 by the undersigned, thereunto duly authorized.




                                            ACTIVEWORLDS CORP.


                                            /s/ Sean Deson
                                            ------------------------------------
                                            Sean Deson, Chief Executive Officer