Form 10KSB/A
period 2004-12-31
ACTIVEWORLDS COM INC
filed 2005-08-09
CIK 1089531

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                     TO THE
                                   FORM 10-KSB

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of
August 4, 2005. (See definition of affiliate in Rule 12b-2 of the Exchange
Act.).
                                   $1,756,418

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,317,116 shares of common stock and were outstanding as of August 4, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Not applicable

                                EXPLANATORY NOTE

         This Report has been amended to include the name of our Independent Registered Public Accounting Firm as well as the city and state of the office that performed the audit.

ITEM 7.  FINANCIAL STATEMENTS.

         See pages F-1 through F-14 at the end of this Report.

ITEM 13. EXHIBITS.

         (a) EXHIBIT INDEX

Exhibit Number   Description
--------------   -----------
21       Subsidiaries(1)
31 CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002
32 CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002
----------
(1) Contained in Form 10-KSB filed on April 8, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 5 day of August 2005.

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


SIGNATURES              TITLE                                     DATE
----------              -----                                     ----

/s/ Sean Deson         Chief Financial Officer,               August 5, 2005
----------------
Sean Deson             Chief Accounting Officer and
                       Director

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


/s/ Pannell Kerr Forster, P.C.
------------------------------
Pannell Kerr Forster, P.C.
Boston, Massachusetts
February 4, 2005, except for note 1
  as to which the date is April 4, 2005

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