Form 10QSB/A
period 2005-03-31
ACTIVEWORLDS COM INC
filed 2005-08-15
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                 For the quarterly period ended: March 31, 2005
                          Commission File No. 001-15819


                               ACTIVEWORLDS CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                  513-3883101
 -------------------------------                 ---------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification Number)


                 40 Wall Street, 58th Floor, New York, NY 10005
                                 (212) 509-1700
                          (Address and telephone number
                         of principal executive offices)


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

We had 5,317,116 shares of our common stock outstanding as of August 12, 2005.

Transitional Small Business Disclosure Format (check one): [X]  Yes   [ ]   No

                                      INDEX

                                                                                            Page
                                                                                           ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of March 31, 2005 (unaudited) and December 31, 2004                       1

           Condensed Consolidated Statements of Income
                for the three ended March 31, 2005 and 2004 (unaudited)                      2

           Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2005 and 2004 (unaudited)               3

           Notes to unaudited condensed consolidated interim financial statements          4 - 5

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                        6 - 7
ITEM 3.    Controls and Procedures                                                           7


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                 8

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds                       8

ITEM 3.    Defaults upon Senior Securities                                                   8

ITEM 4.    Submission of Matters to a Vote of Security Holders                               8

ITEM 5.    Other Information                                                                 8

ITEM 6.    Exhibits                                                                          9


                                Explanatory Note

This Report has been amended to revise our financial statements to include a non-cash expense item in the amount of $42,186.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                             for three months ended
                                 March 31, 2005
                                   (Unaudited)

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet


                                                                                        March 31,   December 31,
                                                                                         2005          2004*
                                                                                     -----------    -----------
                                                                                     (Unaudited)
                                     Assets

Current assets
    Cash                                                                             $   339,837    $   346,823
    Investments                                                                           91,875         91,875
                                                                                     -----------    -----------
              Total current assets                                                       431,712        438,698
                                                                                     -----------    -----------
              Total assets                                                           $   431,712    $   438,698
                                                                                     -----------    -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                                 $     2,000    $     2,602
    Accrued liabilities                                                                   10,500          8,500
                                                                                     -----------    -----------
              Total current liabilities                                                   12,500         11,102
                                                                                     -----------    -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares
      issued or outstanding                                                                   --             --
    Common stock, $.001 par value, 100,000,000 shares authorized,
      5,317,116 shares issued                                                              5,317          5,317
    Additional paid-in capital                                                         5,701,696      5,659,510
    Accumulated deficit                                                               (5,248,899)    (5,198,329)
    Accumulated other comprehensive income (loss)                                        (38,902)       (38,902)
                                                                                     -----------    -----------
              Total stockholders' equity                                                 419,212        427,596
                                                                                     -----------    -----------
              Total liabilities and stockholders' equity                             $   431,712    $   438,698
                                                                                     ===========    ===========


------------
*Derived from audited financial statements








                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations



                                                          Three Months Ended
                                                               March 31
                                                          2005         2004
                                                        --------    --------
                                                            (Unaudited)

Revenues                                                $     --    $     --
                                                        --------    --------

Operating expenses
    Selling, general and administrative expenses          50,570      17,340
                                                        --------    --------
              Total operating expenses                    50,570      17,340
                                                        --------    --------
    Loss from operations                                 (50,570)    (17,340)
                                                        --------    --------
Loss before (provision for) benefit from income taxes    (50,570)    (17,340)
(Provision for) benefit from income taxes                     --          --
                                                        --------    --------
    Net loss                                            $(50,570)   $(17,340)
                                                        --------    --------
Net (loss) per share of common stock
    Basic                                               $  (.010)   $  (.003)
                                                        --------    --------



























                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                     Three Months Ended
                                                                                          March 31
                                                                                     2005         2004
                                                                                  ---------    ---------
                                                                                        (Unaudited)
Operating activities
    Net loss                                                                      $ (50,570)   $ (17,340)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Stock options issued for services                                             42,186           --
    Changes in operating assets and liabilities which provided (used) cash
       Accounts payable                                                                (602)          --
       Accrued liabilities                                                            2,000        1,963
                                                                                  ---------    ---------
              Net cash used in operating activities                                  (6,986)     (15,377)
                                                                                  ---------    ---------
Net decrease in cash                                                                 (6,986)     (15,377)
Cash at beginning of period                                                         346,823      407,318
                                                                                  ---------    ---------
              Cash at end of period                                               $ 339,837    $ 391,941
                                                                                  ---------    ---------
Supplemental disclosure information
    Cash paid for interest during the period                                      $      --    $      --
                                                                                  ---------    ---------
    Non-cash transaction cancellation of Treasury stock                           $      --    $ 118,403
                                                                                  ---------    ---------





















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

Note 5 -      Related party transactions - warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants can be exercised at $2.00 per share and expire three years from the date of the contract. The fair value of the publicly-traded stock at the date of contract of $2.45 exceeded the exercise price of the stock warrants of $2.00. The total value of the consulting services was determined by using the excess fair value ($0.45) and the total number of stock warrants issued (750,000) for a total value of $337,500. The total value of the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $42,186 for the three months ended March 31, 2005.

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

         Our primary expenses relate to our reporting obligations under the Securities Exchange Act of 1934 and expenses related to the acquisition of another business opportunity. We will incur expenses due to the legal and accounting services required to prepare periodic reports and the costs of filing these reports with the Securities and Exchange Commission. In addition, during 2005 and 2006, we will incur a non cash expense of approximately $42,000 per quarter in connection with amortizing warrants granted to a company controlled by our principal stockholder pursuant to a consulting agreement entered into in December 2004. During 2004, we incurred expenses related to evaluating three acquisition candidates, none of which was consummated.

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


RESULTS OF OPERATIONS

         We had no revenue for the quarters ended March 31, 2005 and 2004. The loss from operations in the first quarter of 2005 was $50,570 consisting of approximately $42,000 of non-cash expense related to amortizing the warrants referred to above, and the remainder consisting primarily of public company expenses as well as some expenses related to our evaluation of the potential merger with Hi-G in contrast to our loss from operations during the first quarter of 2004 of $17,340 which primarily consisted of expenses related to our evaluation of a potential acquisition and some public company expenses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBIT INDEX



Exhibit
Number        Description
--------      ------------------------------------------------------------------
31            Certification of CEO and CFO
32            Section 1350 certification of CEO and CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 15, 2005 by the undersigned, thereunto duly authorized.


                                              ACTIVEWORLDS CORP.


                                             /s/ Sean Deson
                                             -----------------------------------
                                             Sean Deson, Chief Executive Officer