Form 10QSB
period 2005-06-30
ACTIVEWORLDS COM INC
filed 2005-08-15
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                  For the quarterly period ended: June 30, 2005
                          Commission File No. 001-15819


                               ACTIVEWORLDS CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                            513-3883101
-------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                 40 Wall Street, 58th Floor, New York, NY 10005
                                 (212) 509-1700
                 ----------------------------------------------
                          (Address and telephone number
                         of principal executive offices)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     We had 5,317,116 shares of our common stock outstanding as of August 12, 2005.

     Transitional Small Business Disclosure Format (check one): [ ] Yes   [ ] No

                                      INDEX

                                                                                               Page
                                                                                              ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of June 30, 2005 (unaudited) and December 31, 2004                            1

           Condensed Consolidated Statements of Income
                for the three and six months ended June 30, 2005 and 2004 (unaudited)            2

           Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2005 and 2004 (unaudited)                      3

           Notes to unaudited condensed consolidated interim financial statements              4 - 5

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                            6 - 7

ITEM 3.    Controls and Procedures                                                               7


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                     8

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds                           8

ITEM 3.    Defaults upon Senior Securities                                                       8

ITEM 4.    Submission of Matters to a Vote of Security Holders                                   8

ITEM 5.    Other Information                                                                     8

ITEM 6.    Exhibits                                                                              8


                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                              for six months ended
                            June 30, 2005 (Unaudited)

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet


                                                                                       June 30,     December 31,
                                                                                         2005          2004*
                                                                                     -----------    -----------
                                                                                     (Unaudited)
                                     Assets

Current assets
    Cash                                                                             $   319,343    $   346,823
    Investments                                                                           91,875         91,875
                                                                                     -----------    -----------
              Total current assets                                                       411,218        438,698
                                                                                     -----------    -----------
              Total assets                                                           $   411,218    $   438,698
                                                                                     -----------    -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                                 $        --    $     2,602
    Accrued liabilities                                                                    3,000          8,500
                                                                                     -----------    -----------
              Total current liabilities                                                    3,000         11,102
                                                                                     -----------    -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued or outstanding                                                         --             --
    Common stock, $.001 par value, 100,000,000 shares authorized,
      5,317,116 shares issued                                                              5,317          5,317
    Additional paid-in capital                                                         5,743,882      5,659,510
    Accumulated deficit                                                               (5,302,079)    (5,198,329)
    Accumulated other comprehensive income (loss)                                        (38,902)       (38,902)
                                                                                     -----------    -----------
              Total stockholders' equity                                                 408,218        427,596
                                                                                     -----------    -----------
              Total liabilities and stockholders' equity                             $   411,218    $   438,698
                                                                                     ===========    ===========


-----------
*Derived from audited financial statements









                 See notes to consolidated financial statements

                                ACTIVEWORLDS CORP.

                             Statement of Operations


                                                      Three Months Ended         Six Months Ended
                                                           June 30                  June 30
                                                      2005         2004         2005         2004
                                                   ---------    ---------    ---------    ---------
                                                        (Unaudited)                (Unaudited)

Revenues                                           $      --    $      --    $      --    $      --
                                                   ---------    ---------    ---------    ---------
Operating expenses
    Selling, general and administrative expenses
                                                      53,180       50,734      103,750       68,074
    Research and development expenses                     --           --           --           --
                                                   ---------    ---------    ---------    ---------
              Total operating expenses                53,180       50,734      103,750       68,074
                                                   ---------    ---------    ---------    ---------
    Loss from operations                             (53,180)     (50,734)    (103,750)     (68,074)
                                                   ---------    ---------    ---------    ---------
    Loss before income taxes                         (53,180)     (50,734)    (103,750)     (68,074)
Income taxes                                              --           --           --           --
                                                   ---------    ---------    ---------    ---------
    Net loss                                       $ (53,180)   $ (50,734)   $(103,750)   $ (68,074)
                                                   ---------    ---------    ---------    ---------
Net loss per share of common stock
    Basic                                          $   (.010)   $   (.010)   $   (.020)   $   (.013)
                                                   ---------    ---------    ---------    ---------






















                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                           Six Months Ended
                                                                                              June 30
                                                                                          2005         2004
                                                                                       ---------    ---------
                                                                                             (Unaudited)
Operating activities
    Net (loss)                                                                         $(103,750)   $ (68,074)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Stock options issued for services                                                  84,372       45,000
    Changes in operating assets and liabilities which provided (used) cash
          Accounts payable                                                                (2,602)        (403)
          Accrued liabilities                                                             (5,500)      (5,500)
                                                                                       ---------    ---------
              Net cash used in operating activities                                      (27,480)     (28,977)
                                                                                       ---------    ---------
Net decrease in cash                                                                     (27,480)     (28,977)
Cash at beginning of period                                                              346,823      407,318
                                                                                       ---------    ---------
              Cash at end of period                                                    $ 319,343    $ 378,341
                                                                                       ---------    ---------
Supplemental disclosure information
    Cash paid for interest during the period                                           $      --    $      --
                                                                                       ---------    ---------
    Non-cash transaction - cancellation of Treasury stock                              $      --    $ 118,403
                                                                                       ---------    ---------






















                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                  June 30, 2005


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

Note 2 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,777. The fair market value of the investment had decreased by $38,902 at June 30, 2005 and December 30, 2004. Accordingly, the value of the investment has been adjusted to $91,875 at June 30, 2005 and December 31, 2004. The trading of the common stock of Green X Global Limited (Green X), formerly known as 3D Global Limited, has been suspended pending the acquisition of Red X Property Pty. Ltd. ("Red X"). The acquisition of Red X continues under negotiation. In anticipation of the acquisition Green X consolidated its share capital through a reverse stock split wherein the Company received one share for every 20 shares held. After the reverse split the Company holds 490,000 shares of Green X. It is difficult to predict the outcome of the proposed acquisition at this time or the effect that it may have on the value of Green X's stock value. In light of this uncertainty the Company will continue to carry the value of the investment at $91,875, the value at December 31, 2004.

Note 3 -      Income taxes

              At June 30, 2005, the Company has a net operating loss carryforward of approximately $1,654,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $662,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 -      Net (loss) per share of common stock

              The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                       Weighted Average
                Six Months Ended March 31,             Number of Shares
                --------------------------             ----------------
                     (Unaudited)

                         2005                              5,317,116

                         2004                              5,317,116

              Diluted net (loss) per share of common stock has not been presented for the six months ended June 30, 2005 and 2004 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 -      Related party transactions - warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants can be exercised at $2.00 per share and expire three years from the date of the contract. The fair value of the publicly-traded stock at the date of contract of $2.45 exceeded the exercise price of the stock warrants of $2.00. The total value of the consulting services was determined by using the excess fair value ($0.45) and the total number of stock warrants issued (750,000) for a total value of $337,500. The total value of the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $84,372 for the six months ended June 30, 2005.

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

RESULTS OF OPERATIONS

         We had no revenue for the six months ended June 30, 2005 and 2004. The loss from operations in the second half of 2005 was $103,750 consisting of approximately $84,000 of non-cash expense related to amortizing the warrants referred to above, and the remainder consisting primarily of public company expenses and expenses related to our evaluation of a potential acquisition in contrast to our loss from operations during the first half of 2004 of $68,074 which primarily consisted of expenses related to our evaluation of a potential acquisition and some public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, we had total assets of $411,218, which includes $319,343 of cash, and total liabilities of $3,000. At December 31, 2004, we had total assets of $438,698, which included $346,823 of cash, and total liabilities of $11,102.

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


ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         As of March 31, 2005, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS


Exhibit
Number     Description
--------   ---------------------------------------------------------------------
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


                                             ACTIVEWORLDS CORP.


                                             /s/ Sean Deson
                                             -----------------------------------
                                             Sean Deson, Chief Executive Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number     Description
--------   ---------------------------------------------------------------------
31        Certification of CEO and CFO
32        Section 1350 certification of CEO and CFO