Form 10QSB/A
period 2005-03-31
ACTIVEWORLDS COM INC
filed 2005-09-12
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               FORM 10-QSB/A NO. 2


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

We had 5,317,116 shares of our common stock outstanding as of September 12, 2005.

Transitional Small Business Disclosure Format (check one): [X]  Yes   [ ]   No

                                      INDEX

                                                                                            Page
                                                                                           ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of March 31, 2005 (restated) (unaudited) and December 31, 2004            1

           Condensed Consolidated Statements of Income
                for the three ended March 31, 2005 and 2004 (restated) (unaudited)           2

           Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2005 and 2004 (restated) (unaudited)    3

           Notes to unaudited condensed consolidated interim financial statements          4 - 5

                           PART 2 - OTHER INFORMATION

ITEM 6.   Exhibits                                                                           6



                                Explanatory Note

This Report has been amended to add Note 6 to our financial statements which explains the error that we corrected in our first amendment to Form 10-QSB for the quarter ended March 31, 2005.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                             for three months ended
                                 March 31, 2005
                                   (Restated)
                                   (Unaudited)

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet


                                                                                        March 31,   December 31,
                                                                                         2005          2004*
                                                                                     -----------    -----------
                                                                                     (Restated)
                                                                                     (Unaudited)
                                     Assets

Current assets
    Cash                                                                             $   339,837    $   346,823
    Investments                                                                           91,875         91,875
                                                                                     -----------    -----------
              Total current assets                                                       431,712        438,698
                                                                                     -----------    -----------
              Total assets                                                           $   431,712    $   438,698
                                                                                     -----------    -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                                 $     2,000    $     2,602
    Accrued liabilities                                                                   10,500          8,500
                                                                                     -----------    -----------
              Total current liabilities                                                   12,500         11,102
                                                                                     -----------    -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares
      issued or outstanding                                                                   --             --
    Common stock, $.001 par value, 100,000,000 shares authorized,
      5,317,116 shares issued                                                              5,317          5,317
    Additional paid-in capital                                                         5,701,696      5,659,510
    Accumulated deficit                                                               (5,248,899)    (5,198,329)
    Accumulated other comprehensive income (loss)                                        (38,902)       (38,902)
                                                                                     -----------    -----------
              Total stockholders' equity                                                 419,212        427,596
                                                                                     -----------    -----------
              Total liabilities and stockholders' equity                             $   431,712    $   438,698
                                                                                     ===========    ===========


------------
*Derived from audited financial statements


                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations



                                                          Three Months Ended
                                                               March 31
                                                          2005         2004
                                                        --------    --------
                                                       (Restated)
                                                            (Unaudited)

Revenues                                                $     --    $     --
                                                        --------    --------

Operating expenses
    Selling, general and administrative expenses          50,570      17,340
                                                        --------    --------
              Total operating expenses                    50,570      17,340
                                                        --------    --------
    Loss from operations                                 (50,570)    (17,340)
                                                        --------    --------
Loss before (provision for) benefit from income taxes    (50,570)    (17,340)
(Provision for) benefit from income taxes                     --          --
                                                        --------    --------
    Net loss                                            $(50,570)   $(17,340)
                                                        --------    --------
Net (loss) per share of common stock
    Basic                                               $  (.010)   $  (.003)
                                                        --------    --------





                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                     Three Months Ended
                                                                                          March 31
                                                                                     2005         2004
                                                                                  ---------    ---------
                                                                                  (Restated)
                                                                                        (Unaudited)
Operating activities
    Net loss                                                                      $ (50,570)   $ (17,340)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Stock options issued for services                                             42,186           --
    Changes in operating assets and liabilities which provided (used) cash
       Accounts payable                                                                (602)          --
       Accrued liabilities                                                            2,000        1,963
                                                                                  ---------    ---------
              Net cash used in operating activities                                  (6,986)     (15,377)
                                                                                  ---------    ---------
Net decrease in cash                                                                 (6,986)     (15,377)
Cash at beginning of period                                                         346,823      407,318
                                                                                  ---------    ---------
              Cash at end of period                                               $ 339,837    $ 391,941
                                                                                  ---------    ---------
Supplemental disclosure information
    Cash paid for interest during the period                                      $      --    $      --
                                                                                  ---------    ---------
    Non-cash transaction cancellation of Treasury stock                           $      --    $ 118,403
                                                                                  ---------    ---------


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

Note 6 -      Correction of an error

              The accompanying financial statements for the three months ended March 31, 2005 have been restated to correct an error in connection with a non-cash expense. Expenses of $42,186 for consulting services under a consulting contract (note 5) were not recorded in the March 31, 2005 financial statements. The effect of the restatement was to increase the net loss for the three months ended March 31, 2005 by $42,186 and increase the net loss per share by $.008.

ITEM 6.  EXHIBITS

         (a)      EXHIBIT INDEX



Exhibit
Number        Description
--------      ------------------------------------------------------------------
31            Certification of CEO and CFO
32            Section 1350 certification of CEO and CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on September 12, 2005 by the undersigned, thereunto duly authorized.


                                              ACTIVEWORLDS CORP.


                                             /s/ Sean Deson
                                             -----------------------------------
                                             Sean Deson, Chief Executive Officer