Form 10QSB
period 2005-09-30
ACTIVEWORLDS COM INC
filed 2005-11-14
CIK 1089531

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB


        [X} Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


              For the quarterly period ended: September 30, 2005


                          Commission File No. 001-15819


                               ACTIVEWORLDS CORP.
        ----------------------------------------------------------------
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

We had 5,317,116 shares of our common stock outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

                                      INDEX


                                                                           Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of September 30, 2005 (unaudited) and
                December 31, 2004                                          1

           Condensed Consolidated Statements of Income
                for the three and nine months ended September 30, 2005
                and 2004 (unaudited)                                       2

           Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2005
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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                              for nine months ended
                         September 30, 2005 (Unaudited)

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet


                                                               September 30,    December 31,
                                                                   2005            2004 *
                                                               -----------      -----------
                                                               (Unaudited)
                                     Assets

Current assets
    Cash                                                       $   314,346      $   346,823
    Investments                                                     91,875           91,875
                                                               -----------      -----------
              Total current assets                                 406,221          438,698
                                                               -----------      -----------
              Total assets                                     $   406,221      $   438,698
                                                               -----------      -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                           $        --      $     2,602
    Accrued liabilities                                              3,000            8,500
                                                               -----------      -----------
              Total current liabilities                              3,000           11,102
                                                               -----------      -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares
      authorized, no shares issued or outstanding                       --               --
    Common stock, $.001 par value, 100,000,000 shares
      authorized, 5,317,116 shares issued                            5,317            5,317
    Additional paid-in capital                                   5,786,068        5,659,510
    Accumulated deficit                                         (5,349,262)      (5,198,329)
    Accumulated other comprehensive income (loss)                  (38,902)         (38,902)
                                                               -----------      -----------
              Total stockholders' equity                           403,221          427,596
                                                               -----------      -----------
              Total liabilities and stockholders' equity       $   406,221      $   438,698
                                                               -----------      -----------


------------
*Derived from audited financial statements


                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                             Statement of Operations


                                                          Three Months Ended            Nine Months Ended
                                                             September 30                 September 30
                                                     ---------      ---------      ---------      ---------
                                                        2005           2004           2005           2004
                                                     ---------      ---------      ---------      ---------
                                                           (Unaudited)                   (Unaudited)
Revenues                                             $      --      $      --      $      --      $      --

Operating expenses
    Selling, general and administrative expenses
                                                        47,182         26,246        150,933         94,320
    Research and development expenses                       --             --             --             --
                                                     ---------      ---------      ---------      ---------
              Total operating expenses                  47,182         26,246        150,933         94,320
                                                     ---------      ---------      ---------      ---------
    Loss from operations                               (47,182)       (26,246)      (150,933)       (94,320)
                                                     ---------      ---------      ---------      ---------
    Loss before income taxes                           (47,182)       (26,246)      (150,933)       (94,320)
Income taxes                                                --             --             --             --
                                                     ---------      ---------      ---------      ---------
    Net loss                                         $ (47,182)     $ (26,246)     $(150,933)     $ (94,320)
                                                     ---------      ---------      ---------      ---------
Net loss per share of common stock
    Basic                                            $   (.009)     $   (.005)     $   (.028)     $   (.177)
                                                     ---------      ---------      ---------      ---------











                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows



                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                    ------------------------
                                                                                       2005           2004
                                                                                    ---------      ---------
                                                                                          (Unaudited)
Operating activities
    Net (loss)                                                                      $(150,933)     $ (94,320)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Stock options issued for services                                              126,558         45,000
    Changes in operating assets and liabilities which provided (used) cash
          Accounts payable                                                             (2,602)         2,897
          Accrued liabilities                                                          (5,500)        (4,300)
                                                                                    ---------      ---------
              Net cash used in operating activities                                   (32,477)       (50,723)
                                                                                    ---------      ---------
Net decrease in cash                                                                  (32,477)       (50,723)
Cash at beginning of period                                                           346,823        407,318
                                                                                    ---------      ---------
              Cash at end of period                                                 $ 314,346      $ 356,595
                                                                                    ---------      ---------
Supplemental disclosure information
    Cash paid for interest during the period                                        $      --      $      --
                                                                                    ---------      ---------
    Non-cash transaction - cancellation of Treasury stock                           $      --      $ 118,403
                                                                                    ---------      ---------











                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                               September 30, 2005


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

Note 2 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,777. The fair market value of the investment had decreased by $38,902 at September 30, 2005 and December 31, 2004. Accordingly, the value of the investment has been adjusted to $91,875 at September 30, 2005 and December 31, 2004. The trading of the common stock of Green X Global Limited (Green X), formerly known as 3D Global Limited, has been suspended pending the acquisition of Red X Property Pty. Ltd. ("Red X"). The acquisition of Red X continues under negotiation. In anticipation of the acquisition Green X consolidated its share capital through a reverse stock split wherein the Company received one share for every 20 shares held. After the reverse split the Company holds 490,000 shares of Green
              X. It is difficult to predict the outcome of the proposed acquisition at this time or the effect that it may have on the value of Green X's stock value. In light of this uncertainty the Company will continue to carry the value of the investment at $91,875, the value at December 31, 2004.

Note 3 -      Income taxes

              At September 30, 2005, the Company has a net operating loss carryforward of approximately $1,785,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $714,000 due to the uncertainty of utilizing the deferred taxes in the future.

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

              Diluted net (loss) per share of common stock has not been presented for the nine months ended September 30, 2005 and 2004 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 -      Related party transactions - warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully-vested, can be exercised at $2.00 per share and expire three years from the date of the contract. The fair values of the warrants of $337,500 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $126,558 for the nine months ended September 30, 2005. The fair value has been determined using the Black Scholes Model with the following assumptions:

              Risk-free interest rate                   3.09%
              Volatility                                100.0%
              Expected life                             3 years
              Expected dividend yield                    0.00%

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

RESULTS OF OPERATIONS

         We had no revenue for the nine months ended September 30, 2005 and 2004. The loss from operations during the first nine months of 2005 was $150,933 consisting of approximately $126,000 of non-cash expense related to amortizing the warrants referred to above, and the remainder consisting primarily of public company expenses and expenses related to our evaluation of a potential acquisition in contrast to our loss from operations during the first nine months of 2004 of $94,320 which primarily consisted of expenses related to our evaluation of a potential acquisition and some public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, we had total assets of $406,221, which includes $314,346 of cash, and total liabilities of $3,000. At December 31, 2004, we had total assets of $438,698, which included $346,823 of cash, and total liabilities of $11,102.

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


ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         As of September 30, 2005, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      EXHIBIT INDEX



Exhibit
Number     Description
--------   ---------------------------------------------------------------------
31        Certification of CEO and CFO

32        Section 1350 certification of CEO and CFO

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2005 by the undersigned, thereunto duly authorized.


                                                   ACTIVEWORLDS CORP.


                                                   By:  /s/ Sean Deson
                                                        ------------------------
                                                        Sean Deson,
                                                        Chief Executive Officer