Form 10KSB/A
period 2004-12-31
ACTIVEWORLDS COM INC
filed 2006-02-01
CIK 1089531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A NO. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not applicable

                                Explanatory Note
                                ----------------

This Report has been amended to add Note 10 to our financial statements which explains the error that we corrected in our revised Form 10-KSB for the year ended December 31, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.  FINANCIAL STATEMENTS.

         See pages F-1 through F-15 at the end of this Report.

ITEM 13. EXHIBITS.

         (a) EXHIBIT INDEX

             Exhibit Number    Description
             --------------    -----------
                   31          CEO and CFO certifications required under
                               Section 302 of the Sarbanes-Oxley Act of 2002
                   32          CEO and CFO certifications required under
                               Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART II

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

RESULTS OF OPERATIONS

         We had no revenue for the fiscal years ended December 31, 2004 and 2003. The restated loss from operations in fiscal 2004 was $119,894 consisting of expenses related to our evaluation of three acquisition possibilities, a $45,000 non-cash charge resulting from the issuance of options and public company expenses in contrast to our loss from operations in 2003 of $40,910 consisting solely of public company expenses.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of February 2006.

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

Signatures         Title                                       Date
----------         -----                                       ----


/s/ Sean Deson     Chief Financial Officer,                    February 1, 2006
--------------     Chief Accounting Officer and Director
Sean Deson

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
               at December 31, 2004 (Restated) and for years ended
                      December 31, 2004 (Restated) and 2003

                                Table of Contents

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements

    Consolidated Balance Sheet - December 31, 2004 (Restated)                F-3

    Consolidated Statement of Operations
      for Years Ended December 31, 2004 (Restated) and 2003                  F-4

    Consolidated Statement of Changes in Stockholders' Equity
       for Years Ended December 31, 2004 (Restated) and 2003                 F-5

    Consolidated Statement of Cash Flows
       for Years Ended December 31, 2004 (Restated) and 2003                 F-6

    Notes to Consolidated Financial Statements                         F-7 to 15

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

Pannell Kerr Forster, P.C.
Boston, Massachusetts
February 4, 2005, except for note 1 as to which the date is April 4, 2005, and except for note 10 as to which the date is January 17, 2006

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet
                                December 31, 2004
                                   (Restated)

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
                                                             -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value,
      500,000 shares authorized,
      no shares issued or outstanding                                 --
    Common stock, $.001 par value,
      100,000,000 shares authorized,
      5,317,116 shares issued                                      5,317
    Additional paid-in capital                                 5,664,710
    Accumulated deficit                                       (5,203,529)
    Accumulated other comprehensive income (loss)                (38,902)
                                                             -----------
              Total stockholders' equity                         427,596
                                                             -----------

              Total liabilities and stockholders' equity     $   438,698
                                                             -----------

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                      Year Ended December 31
                                                     ------------------------
                                                        2004           2003
                                                     ---------      ---------
                                                     (Restated)

Revenues                                             $      --      $      --

Operating expenses
    Selling, general and administrative expenses       119,894         40,910
              Total operating expenses                 119,894         40,910

    (Loss) from operations                            (119,894)       (40,910)

Litigation settlement                                       --        105,000
    Income (loss) before income taxes                 (119,894)        64,090
Income taxes                                                --             --

              Net income (loss)                       (119,894)        64,090

Other comprehensive income (loss) -
  unrealized gain (loss) on securities                   4,764         36,855
                                                     ---------      ---------

              Comprehensive income (loss)            $(115,130)     $ 100,945
                                                     ---------      ---------

Net income (loss) per share of common stock
    Basic                                            $   (.022)     $    .019
                                                     ---------      ---------

Net income per share of common stock
    Diluted                                                         $    .011
                                                                    ---------

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

            Consolidated Statement of Changes in Stockholders' Equity
                Years Ended December 31, 2004 (Restated) and 2003

                                                                                              Accumulated
                                                                                                  Other
                          Preferred Stock        Common Stock      Additional                 Comprehensive                 Total
                        -------------------   ------------------     Paid-In      Accumulated     Income     Treasury  Stockholders'
                        Shares       Amount     Shares    Amount     Capital        Deficit       (Loss)       Stock        Equity
                        ------       ------   ---------   ------   -----------    -----------    --------    ---------    ---------
Balances at
  January 1, 2003           --       $   --   5,317,116   $5,317   $ 5,725,913    $(5,147,725)   $(80,521)   $(118,403)   $ 384,581
                        ------       ------   ---------   ------   -----------    -----------    --------    ---------    ---------
Accumulated other
  comprehensive
  income                    --           --          --       --            --             --      36,855           --       36,855

Net income
  for year                  --           --          --       --            --         64,090          --           --       64,090
                        ------       ------   ---------   ------   -----------    -----------    --------    ---------    ---------

Balances at
  December 31, 2003         --           --   5,317,116    5,317     5,725,913     (5,083,635)    (43,666)    (118,403)     485,526
                        ------       ------   ---------   ------   -----------    -----------    --------    ---------    ---------

Retirement of
  Treasury stock            --           --          --       --      (118,403)            --          --      118,403           --

Accumulated other
  comprehensive
  income                    --           --          --       --            --             --       4,764           --        4,764

Issuance of
  stock options/
  warrants for
  services (restated)       --           --          --       --        57,200             --          --           --       57,200

Net (loss)
  for year
  (restated)                --           --          --       --            --       (119,894)         --           --     (119,894)
                        ------       ------   ---------   ------   -----------    -----------    --------    ---------    ---------

Balances at
  December 31, 2004
  (restated)                --   $       --   5,317,116   $5,317   $ 5,664,710    $(5,203,529)   $(38,902)   $      --    $ 427,596
                        ------       ------   ---------   ------   -----------    -----------    --------    ---------    ---------

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                        Year Ended December 31
                                                       ------------------------
                                                         2004            2003
                                                       ---------      ---------
                                                      (Restated)
Operating activities
    Net income (loss)                                  $(119,894)     $  64,090
    Adjustment to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities
       Issuance of stock options for services             57,200             --
       Changes in operating assets and liabilities
         which provided (used) cash
          Due from Activeworlds, Inc.                         --          6,916
          Prepaid expenses                                    --         10,519
          Accounts payable                                 2,199        (18,920)
          Accrued liabilities                                 --         (1,500)
                                                       ---------      ---------
              Net cash provided by (used in)
                operating activities                     (60,495)        61,105
                                                       ---------      ---------

Investing activities                                          --             --
                                                       ---------      ---------

Financing activities                                          --             --
                                                       ---------      ---------

Net increase (decrease) in cash                          (60,495)        61,105
Cash at beginning of year                                407,318        346,213
                                                       ---------      ---------

              Cash at end of year                      $ 346,823      $ 407,318
                                                       ---------      ---------


Supplemental schedule of noncash investing
  and financing activities
    Retirement of Treasury stock                       $ 118,403      $      --
                                                       ---------      ---------

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

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

          The table below sets forth information as to options in 2004 and 2003:

                                                             Number     Weighted      Number of Shares      Weighted
                                                            of Shares    Average       Under Option in       Average
                                                              Under     Exercise       Excess or Less      Fair Value
                                                              Option       Price       Than Fair Value       Price
                                                            ---------   --------      ----------------     ----------
               Outstanding at January 1, 2003               1,936,906      $ 2.70             50,889         $4.16

               Granted during the year                             --          --                 --
               Cancelled during the year                     (400,000)       (.04)                --
                                                            ---------                        -------
                 Outstanding at December 31, 2003           1,536,906        3.41             50,889          4.16

               Granted during the year                        700,000         .25                 --
               Expired during the year                        (45,889)      (3.83)           (45,889)         2.54
                                                            ---------                        -------
                 Outstanding at December 31, 2004           2,191,017        4.61              5,000           .77
                                                            ---------                        -------

               Exercisable at December 31, 2004             1,875,817        3.08              5,000           .77
               Exercisable at December 31, 2003             1,356,172        3.08             50,889          4.38

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


          The shares under options at December 31, 2004 were in the following exercise price ranges:

                                                                      December 31, 2004
                                         -----------------------------------------------------------------------
                                                       Options Outstanding         Options Currently Exercisable
                                         ---------------------------------------   -----------------------------
                                                         Weighted     Weighted                        Weighted
                                                          Average      Average                         Average
                                           Number        Exercise    Contractual     Number           Exercise
               Exercise Range            of Options        Price        Life       of Options           Price
               --------------            ----------      --------    -----------   ----------         --------
                                                                     (in years)
                $-0- - $6.75              1,938,350      $  1.50        6           1,523,150          $ 1.97
                $6.76- $13.12               252,667         8.06        5             252,667            9.09
                                          ---------
                                          2,191,017                                1,775,817
                                          ---------                                ---------

          Warrants

          In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully vested, can be exercised at $2.00 per share and expire three years from the date of the contract. A prior consulting contract had expired in August 2003. The fair values of the warrants of $585,000 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $12,200 for the period from the beginning of the contract on December 13, 2004 to December 31, 2004.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

          Warrants outstanding as of December 31, 2004 are as follows:

                                                         Date     Exercise           Exercise   Shares under
               Description                             Granted     Price              Period     Warrant
               -----------                             -------    --------           --------   ------------
               Marketing services                        4/99     $    3.80            4/04         166,667
               Financial services                        5/99          5.70            5/04      *  166,667
               Services in connection with
                private placement                        6/99          5.70            6/04         119,999
               Placement agent warrants                  6/99          8.52-8.55       6/04      *   22,560
               Public offering                           5/00          4.675           5/05       1,260,000
               Underwriter unit purchase warrants        5/00          4.675           5/05         126,000
               Marketing and financial services          8/00          1.187           8/05         300,000
               Marketing services                        9/00          1.40            9/05          25,000
               Marketing services                       10/01          3.00           10/06          50,000
               Marketing services                        8/02           .06            8/07         300,000
               Consulting services                      12/04          2.00           12/07         750,000
                                                                                                  ---------
                                                                                                  3,286,893

               Cancellations                                                                       (189,227)
               Expirations                                                                         (286,666)
                                                                                                  ---------
                                                                                                  2,811,000
                                                                                                  ---------

               ------

               * Warrants cancelled in connection with May 2000 public offering

          The estimated value of stock warrants during 2004 and 2003 ranged between $.06 and $8.55. The expense recognized for compensation and services for these stock warrants granted in 2004 and 2003 was $12,200 and $-0-, respectively.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

Note 6 -  Income taxes

          The net operating loss carryforward at December 31, 2004 attributable to Activeworlds Corp. on the income tax reporting basis is approximately $1,626,000. An allowance has been established for the full amount of the gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

          The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2004:

               Net operating loss carryforward                    $649,000
               Accrual basis versus cash basis tax reporting         1,000
                                                                  --------
               Deferred tax asset before valuation allowance       650,000
               Valuation allowance                                 650,000
                                                                  --------

               Net deferred tax asset                             $     --
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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

Note 8 -  Related party transactions

          The Company entered into a consulting agreement in 2004 with a company controlled by its principal stockholder. The agreement is for two years and grants 750,000 warrants for services (see note 4). Compensation relating to the contract was recognized in the amount of $12,200 in 2004. Also see notes 1, 4 and 10.

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

Note 10 - Correction of an error

          On January 17, 2006 the Company determined that its previously issued consolidated financial statements at December 31, 2004 and for the year ended December 31, 2004 need to be restated to correct an error in connection with a non-cash expense. The Company previously valued common stock warrants granted for consulting services (note 8) at $337,500 using the Black Scholes Model and assuming certain discounts. The error pertains to the use of discounts in the valuation of the warrants. The fair value of the warrants has now been determined to be $585,000 using the Black Scholes Model. The effect of the restatement was to increase the net loss for the year ended December 31, 2004 by $5,200 and increase the net loss per share by $.001.