Form 10QSB/A
period 2005-03-31
ACTIVEWORLDS COM INC
filed 2006-02-02
CIK 1089531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                               FORM 10-QSB/A NO. 3

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2005
                          Commission File No. 001-15819

                               -------------------

                               ACTIVEWORLDS CORP.
        (Exact name of small business issuer as specified in its charter)

                               ------------------
            DELAWARE                                          513-3883101
            --------                                          -----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                 40 Wall Street, 58th Floor, New York, NY 10005
                 ----------------------------------------------
                                 (212) 509-1700
                          (Address and telephone number
                         of principal executive offices)

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

                                Explanatory Note
                                ----------------

This Report has been amended to revise Note 6 to our financial statements which explains the error that we corrected in our revised Form 10-KSB for the year ended December 31, 2004.

                                      INDEX
                                                                            Page
                         PART I - FINANCIAL INFORMATION                     ----

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of March 31, 2005 (restated) (unaudited)
                and December 31, 2004 (restated)                               1

           Condensed Consolidated Statements of Operations
                for the three ended March 31, 2005 (restated)
                and 2004 (unaudited)                                           2

           Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2005 (restated)
                and 2004 (unaudited)                                           3

           Notes to unaudited condensed consolidated
                interim financial statements                               4 - 6

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                        7 - 8

                           PART II - OTHER INFORMATION

ITEM 6.    Exhibits                                                            8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                             for three months ended
                      March 31, 2005 (Restated) (Unaudited)

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                            March 31,     December 31,
                                                               2005           2004 *
                                                           -----------    -----------
                                                           (Unaudited)     (Restated)
                                                           (Restated)
                         Assets
Current assets
    Cash                                                   $   339,837    $   346,823
    Investments                                                 91,875         91,875
                                                           -----------    -----------
              Total current assets                             431,712        438,698
                                                           -----------    -----------

              Total assets                                 $   431,712    $   438,698
                                                           -----------    -----------

            Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                       $     2,000    $     2,602
    Accrued liabilities                                         10,500          8,500
                                                           -----------    -----------
              Total current liabilities                         12,500         11,102
                                                           -----------    -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value,
      500,000 shares authorized,
      no shares issued or outstanding                               --             --
    Common stock, $.001 par value,
      100,000,000 shares authorized,
      5,317,116 shares issued                                    5,317          5,317
    Additional paid-in capital                               5,732,635      5,664,710
    Accumulated deficit                                     (5,279,838)    (5,203,529)
    Accumulated other comprehensive income (loss)              (38,902)       (38,902)
                                                           -----------    -----------
              Total stockholders' equity                       419,212        427,596
                                                           -----------    -----------

              Total liabilities and stockholders' equity   $   431,712    $   438,698
                                                           -----------    -----------

------
* Derived from audited financial statements

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                         Three Months Ended
                                                              March 31
                                                        --------------------
                                                          2005         2004
                                                        --------    --------
                                                       (Restated)
                                                            (Unaudited)

Revenues                                                $     --    $     --
                                                        --------    --------

Operating expenses
    Selling, general and administrative expenses          81,509      17,340
                                                        --------    --------
              Total operating expenses                    81,509      17,340
                                                        --------    --------

    Loss from operations                                 (81,509)    (17,340)
                                                        --------    --------

Loss before (provision for) benefit from income taxes    (81,509)    (17,340)
                                                        --------    --------
(Provision for) benefit from income taxes                     --          --
                                                        --------    --------

    Net loss                                            $(81,509)   $(17,340)
                                                        --------    --------

Net (loss) per share of common stock
    Basic                                               $  (.015)   $  (.003)
                                                        --------    --------

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                           Three Months Ended
                                                                March 31
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------
                                                        (Restated)
                                                              (Unaudited)

Operating activities
    Net loss                                             $ (81,509)   $ (17,340)
    Adjustment to reconcile net (loss)
       to net cash used in operating activities
       Stock warrants issued for services                   73,125           --
    Changes in operating assets and liabilities
       which provided (used) cash
         Accounts payable                                     (602)          --
         Accrued liabilities                                 2,000        1,963
                                                         ---------    ---------
              Net cash used in operating activities         (6,986)     (15,377)
                                                         ---------    ---------

Net decrease in cash                                        (6,986)     (15,377)
Cash at beginning of period                                346,823      407,318
                                                         ---------    ---------

              Cash at end of period                      $ 339,837    $ 391,941
                                                         ---------    ---------

Supplemental disclosure information
    Cash paid for interest during the period             $      --    $      --
                                                         ---------    ---------
    Non-cash transaction cancellation of Treasury stock  $      --    $ 118,403
                                                         ---------    ---------

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                 March 31, 2005

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                 March 31, 2005

Note 5 - Related party transactions - warrants

         In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully-vested, can be exercised at $2.00 per share and expire three years from the date of the contract. The fair value of the warrants of $585,000 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $73,125 for the three months ended March 31, 2005. The fair value has been determined using the Black Scholes Model with the following assumptions:

                   Risk-free interest rate                        3.09%
                   Volatility                                    100.0%
                   Expected life                                 3 years
                   Expected dividend yield                        0.00%

Note 6 - Correction of an error

         The accompanying financial statements for the three months ended March 31, 2005 have been restated in connection with a non-cash expense to correct an error in the calculation of the fair value of the warrants disclosed in note 5. The Company previously valued common stock warrants granted for consulting services at $337,500 using the Black Scholes Model and assuming certain discounts. The error pertains to the use of discounts in the valuation of the warrants. The fair value of the warrants has now been determined to be $585,000 using the Black Scholes Model. The effect of the restatement was to increase the net loss for the three months ended March 31, 2005 by $30,939 and increase the net loss per share by $.005.

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

         Our primary expenses relate to our reporting obligations under the Securities Exchange Act of 1934 and expenses related to the acquisition of another business opportunity. We will incur expenses due to the legal and accounting services required to prepare periodic reports and the costs of filing these reports with the Securities and Exchange Commission. In addition, during 2005 and 2006, we will incur a non cash expense of approximately $73,000 per quarter in connection with amortizing warrants granted to a company controlled by our principal stockholder pursuant to a consulting agreement entered into in December 2004. During 2004, we incurred expenses related to evaluating three acquisition candidates, none of which was consummated.

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

RESULTS OF OPERATIONS

         We had no revenue for the quarters ended March 31, 2005 and 2004. The loss from operations in the first quarter of 2005 was $81,509 consisting of approximately $73,000 of non-cash expense related to amortizing the warrants referred to above, and the remainder consisting primarily of public company expenses as well as some expenses related to our evaluation of the potential merger with Hi-G in contrast to our loss from operations during the first quarter of 2004 of $17,340 which primarily consisted of expenses related to our evaluation of a potential acquisition and some public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, we had total assets of $431,712, which includes $339,837 of cash, and total liabilities of $12,500. At December 31, 2004, we had total assets of $438,698, which included $346,823 of cash, and total liabilities of $11,102.

         For further information, see our report on Form 10-KSB filed on April 8, 2005 and the report on Form 10-KSB/A filed on February 1, 2006.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       EXHIBIT INDEX

                   Exhibit
                   Number     Description
                   --------   -----------
                      31        Certification of CEO and CFO
                      32        Section 1350 certification of CEO and CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on February 1, 2006 by the undersigned, thereunto duly authorized.


                                            ACTIVEWORLDS CORP.


                                            /s/ Sean Deson
                                            --------------
                                            Sean Deson, Chief Executive Officer