Form 10QSB/A
period 2005-06-30
ACTIVEWORLDS COM INC
filed 2006-02-02
CIK 1089531

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-QSB/A

                               ------------------


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                  For the quarterly period ended: June 30, 2005
                          Commission File No. 001-15819


                               ------------------

                               ACTIVEWORLDS CORP.
        (Exact name of small business issuer as specified in its charter)

                               ------------------


              DELAWARE                                     513-3883101
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

================================================================================

                                      INDEX

                                                                         Page
                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
        Condensed Consolidated Balance Sheets
           as of June 30, 2005 (restated) (unaudited) and
           December 31, 2004 (restated)                                   1

        Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 2005
           (restated) and 2004 (unaudited)                                2

        Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 2005
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                              for six months ended
                      June 30, 2005 (Restated) (Unaudited)

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                                        June 30,    December 31,
                                                                         2005          2004 *
                                                                     -----------    -----------
                                                                      (Restated)     (Restated)
                                                                     (Unaudited)
                                     Assets

Current assets
    Cash                                                             $   319,343    $   346,823
    Investments                                                           91,875         91,875
                                                                     -----------    -----------
              Total current assets                                       411,218        438,698
                                                                     -----------    -----------
              Total assets                                           $   411,218    $   438,698
                                                                     -----------    -----------

                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                 $        --    $     2,602
    Accrued liabilities                                                    3,000          8,500
                                                                     -----------    -----------
              Total current liabilities                                    3,000         11,102
                                                                     -----------    -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued or outstanding                                         --             --
    Common stock, $.001 par value,  100,000,000 shares authorized,
      5,317,116 shares issued                                              5,317          5,317
    Additional paid-in capital                                         5,774,821      5,664,710
    Accumulated deficit                                               (5,333,018)    (5,203,529)
    Accumulated other comprehensive income (loss)                        (38,902)       (38,902)
                                                                     -----------    -----------
              Total stockholders' equity                                 408,218        427,596
                                                                     -----------    -----------
              Total liabilities and stockholders' equity             $   411,218    $   438,698
                                                                     -----------    -----------

------------
*   Derived from audited financial statements




                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                      Three Months Ended        Six Months Ended
                                                           June 30                   June 30
                                                   ----------------------    ----------------------
                                                      2005         2004         2005         2004
                                                   ---------    ---------    ---------    ---------
                                                   (Restated)                (Restated)
                                                        (Unaudited)               (Unaudited)
Revenues                                           $      --    $      --    $      --    $      --
                                                   ---------    ---------    ---------    ---------
Operating expenses
    Selling, general and administrative expenses      84,119       50,734      165,628       68,074
    Research and development expenses                     --           --           --           --
                                                   ---------    ---------    ---------    ---------
              Total operating expenses                84,119       50,734      165,628       68,074
                                                   ---------    ---------    ---------    ---------
    Loss from operations                             (84,119)     (50,734)    (165,628)     (68,074)
                                                   ---------    ---------    ---------    ---------
    Loss before income taxes                         (84,119)     (50,734)    (165,628)     (68,074)
Income taxes                                              --           --           --           --
                                                   ---------    ---------    ---------    ---------
    Net loss                                       $ (84,119)   $ (50,734)   $(165,628)   $ (68,074)
                                                   ---------    ---------    ---------    ---------
Net loss per share of common stock
    Basic                                          $   (.016)   $   (.010)   $   (.031)   $   (.013)
                                                   ---------    ---------    ---------    ---------







                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                      Six Months Ended
                                                                                          June 30
                                                                                    2005         2004
                                                                                  ---------    ---------
                                                                                  (Restated)
                                                                                        (Unaudited)
Operating activities
    Net (loss)                                                                    $(165,628)   $ (68,074)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Stock options issued for services                                            146,250       45,000
    Changes in operating assets and liabilities which provided (used) cash
          Accounts payable                                                           (2,602)        (403)
          Accrued liabilities                                                        (5,500)      (5,500)
                                                                                  ---------    ---------
              Net cash used in operating activities                                 (27,480)     (28,977)
                                                                                  ---------    ---------
Net decrease in cash                                                                (27,480)     (28,977)
Cash at beginning of period                                                         346,823      407,318
                                                                                  ---------    ---------
              Cash at end of period                                               $ 319,343    $ 378,341
                                                                                  ---------    ---------
Supplemental disclosure information
    Cash paid for interest during the period                                      $      --    $      --
                                                                                  ---------    ---------
    Non-cash transaction - cancellation of Treasury stock                         $      --    $ 118,403
                                                                                  ---------    ---------







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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                  June 30, 2005


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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                  June 30, 2005


Note 5 -      Related party transactions - warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully-vested, can be exercised at $2.00 per share and expire three years from the date of the contract. The fair value of the warrants of $585,000 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $146,250 for the six months ended June 30, 2005. The fair value has been determined using the Black Scholes Model with the following assumptions:

                       Risk-free interest rate                       3.09%
                       Volatility                                    100.0%
                       Expected life                                3 years
                       Expected dividend yield                        0.00%

Note 6 -      Correction of an error

              The accompanying financial statements for the three months and six months ended June 30, 2005 have been restated in connection with a non-cash expense to correct an error in the calculation of the fair value of the warrants disclosed in note 5. The Company previously valued common stock warrants granted for consulting services at $337,500 using the Black Scholes Model and assuming certain discounts. The error pertains to the use of discounts in the valuation of the warrants. The fair value of the warrants has now been determined to be $585,000 using the Black Scholes Model. The effect of the restatement was to increase the net loss for the three months and the six months ended June 30, 2005 by $30,939 and $61,878, respectively, and increase the net loss per share by $.006 and $.011, respectively.

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


RESULTS OF OPERATIONS

         We had no revenue for the six months ended June 30, 2005 and 2004. The restated loss from operations in the second half of 2005 was $165,628 consisting of approximately $146,000 of non-cash expense related to amortizing the warrants referred to above, and the remainder consisting primarily of public company expenses and expenses related to our evaluation of a potential acquisition in contrast to our loss from operations during the first half of 2004 of $68,074 which primarily consisted of expenses related to our evaluation of a potential acquisition and some public company expenses.

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