Form 10KSB/A
period 2004-12-31
ACTIVEWORLDS COM INC
filed 2006-03-30
CIK 1089531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A NO. 3

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not applicable

                                Explanatory Note
                                ----------------

This Report has been amended to include changes to Note 10 to our financial statements which explains the error that we corrected in our revised Form 10-KSB for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS

         We had no revenue for the fiscal years ended December 31, 2004 and 2003. The restated loss from operations in fiscal 2004 was $133,319 consisting of expenses related to our evaluation of three acquisition possibilities, a $45,000 non-cash charge resulting from the issuance of options and public company expenses in contrast to our loss from operations in 2003 of $40,910 consisting solely of public company expenses.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2006.

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

Signatures         Title                                       Date
----------         -----                                       ----


/s/ Sean Deson     Chief Financial Officer,                    March 28, 2006
--------------     Chief Accounting Officer and Director
Sean Deson

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



                                                  /s/ PANNELL KERR FORSTER, P.C.





Boston, Massachusetts
February 4, 2005, except for note 1
  as to which the date is April 4, 2005, and except for
  note 10 as to which the date is March 17, 2006

                           Consolidated Balance Sheet
                                December 31, 2004
                                   (Restated)



                                     Assets

Current assets
    Cash                                                            $   346,823
    Investments                                                          91,875
                                                                    -----------
              Total current assets                                      438,698
                                                                    -----------
              Total assets                                          $   438,698


                      Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                $     2,602
    Accrued liabilities                                                   8,500
                                                                    -----------
              Total current liabilities                                  11,102
                                                                    -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued or outstanding                                        --
    Common stock, $.001 par value, 100,000,000 shares authorized,
      5,317,116 shares issued                                             5,317
    Additional paid-in capital                                        5,678,135
    Accumulated deficit                                              (5,216,954)
    Accumulated other comprehensive income (loss)                       (38,902)
                                                                    -----------
              Total stockholders' equity                                427,596
                                                                    -----------
              Total liabilities and stockholders' equity            $   438,698
                                                                    -----------










                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations



                                                     Year Ended December 31
                                                    -----------------------
                                                       2004          2003
                                                    ----------    ---------
                                                    (Restated)

Revenues                                            $      --     $      --
                                                    ---------     ---------
Operating expenses
    Selling, general and administrative expenses      133,319        40,910
                                                    ---------     ---------
              Total operating expenses                133,319        40,910
                                                    ---------     ---------
    (Loss) from operations                           (133,319)      (40,910)

Litigation settlement                                      --       105,000
                                                    ---------     ---------
    Income (loss) before income taxes                (133,319)       64,090
Income taxes                                               --            --
                                                    ---------     ---------
              Net income (loss)                      (133,319)       64,090
                                                    ---------     ---------
Other comprehensive income (loss) -
  unrealized gain (loss) on securities                  4,764        36,855
                                                    ---------     ---------
              Comprehensive income (loss)           $(128,555)    $ 100,945
                                                    ---------     ---------
Net income (loss) per share of common stock
    Basic                                           $   (.025)    $    .019
                                                    ---------     ---------
Net income per share of common stock
    Diluted                                                --     $    .011
                                                    ---------     ---------





                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

            Consolidated Statement of Changes in Stockholders' Equity
                Years Ended December 31, 2004 (Restated) and 2003


                                                                                                  Accumulated
                                                                                                     Other
                                  Preferred Stock       Common Stock    Additional               Comprehensive            Total
                                ------------------   -----------------    Paid-In    Accumulated    Income   Treasury  Stockholders'
                                 Shares     Amount     Shares   Amount    Capital      Deficit      (Loss)     Stock      Equity
                                --------   -------   ---------  ------  -----------  -----------  ---------  ---------  ----------
Balances at January 1, 2003           --   $    --   5,317,116  $5,317  $ 5,725,913  $(5,147,725) $ (80,521) $(118,403) $  384,581
                                --------   -------   ---------  ------  -----------  -----------  ---------  ---------  ----------
Accumulated other comprehensive
  income                              --        --          --      --           --           --     36,855         --      36,855

Net income for year                   --        --          --      --           --       64,090         --         --      64,090
                                --------   -------   ---------  ------  -----------  -----------  ---------  ---------  ----------
  Balances at December 31, 2003       --        --   5,317,116   5,317    5,725,913   (5,083,635)   (43,666)  (118,403)    485,526
                                --------   -------   ---------  ------  -----------  -----------  ---------  ---------  ----------
Retirement of Treasury stock          --        --          --      --     (118,403)          --         --    118,403          --

Accumulated other
  comprehensive income                --        --          --      --           --           --      4,764         --       4,764

Issuance of stock options/
  warrants for services
  (restated)                          --        --          --      --       70,625           --         --         --      70,625

Net (loss) for year (restated)        --        --          --      --           --     (133,319)        --         --    (133,319)
                                --------   -------   ---------  ------  -----------  -----------  ---------  ---------  ----------
  Balances at December 31, 2004
     (restated)                       --   $    --   5,317,116  $5,317  $ 5,678,135  $(5,216,954) $ (38,902) $      --  $  427,596
                                --------   -------   ---------  ------  -----------  -----------   --------  ---------  ----------











                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                  Year Ended December 31
                                                                                  ----------------------
                                                                                     2004         2003
                                                                                  ---------    ---------
                                                                                 (Restated)
Operating activities
    Net income (loss)                                                             $(133,319)   $  64,090
    Adjustment to reconcile net income (loss) to net cash provided by (used in)
      operating activities
       Issuance of stock options for services                                        70,625           --
       Changes in operating assets and liabilities which provided (used) cash
          Due from Activeworlds, Inc.                                                    --        6,916
          Prepaid expenses                                                               --       10,519
          Accounts payable                                                            2,199      (18,920)
          Accrued liabilities                                                            --       (1,500)
                                                                                  ---------    ---------
              Net cash provided by (used in) operating activities                   (60,495)      61,105
                                                                                  ---------    ---------
Investing activities                                                                     --           --
                                                                                  ---------    ---------
Financing activities                                                                     --           --
                                                                                  ---------    ---------
Net increase (decrease) in cash                                                     (60,495)      61,105
Cash at beginning of year                                                           407,318      346,213
                                                                                  ---------    ---------
              Cash at end of year                                                 $ 346,823    $ 407,318
                                                                                  ---------    ---------

Supplemental schedule of noncash investing and financing activities
    Retirement of Treasury stock                                                  $ 118,403    $      --
                                                                                  ---------    ---------









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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


         The table below sets forth information as to options in 2004 and 2003:

                                                                             Number of
                                                Number         Weighted     Shares Under        Weighted
                                               of Share         Average      Excess or          Average
                                                 Under         Exercise      Less Than         Fair Value
                                                Option           Price       Fair Value          Price
                                              ----------       --------      --------          --------
         Outstanding at January 1, 2003        1,936,906       $   2.70        50,889          $   4.16

         Granted during the year                      --             --            --                --
         Cancelled during the year              (400,000)          (.04)           --                --
                                              ----------       --------      --------          --------
           Outstanding at December 31, 2003    1,536,906           3.41        50,889              4.16

         Granted during the year                 700,000            .25            --                --
         Expired during the year                 (45,889)         (3.83)      (45,889)             2.54
                                              ----------       --------      --------          --------
           Outstanding at December 31, 2004    2,191,017           4.61         5,000               .77
                                              ----------       --------      --------          --------
         Exercisable at December 31, 2004      1,875,817           3.08         5,000               .77
         Exercisable at December 31, 2003      1,356,172           3.08        50,889              4.38


         The shares under options at December 31, 2004 were in the following exercise price ranges:

                                                         December 31, 2004
                                ---------------------------------------------------------------------

                                          Options Outstanding            Options Currently Exercisable
                                -------------------------------------    ----------------------------
                                               Weighted     Weighted                        Weighted
                                                Average     Average                         Average
                                   Number      Exercise    Contractual      Number          Exercise
              Exercise Range     of Options     Price         Life        of Options          Price
              --------------    -----------    -------     ----------    ----------         ---------
                                                           (in years)

              $-0- - $6.75       1,938,350     $  1.50         6           1,523,150        $    1.97
              $6.76- $13.12        252,667        8.06         5             252,667             9.09
                                ----------                               ----------
                                 2,191,017                                1,775,817
                                ----------                               ----------

         Warrants

         In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully vested, can be exercised at $2.00 per share and expire three years from the date of the contract. A prior consulting contract had expired in August 2003. The fair values of the warrants of $1,230,000 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $25,625 for the period from the beginning of the contract on December 13, 2004 to December 31, 2004.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


         The fair value has been determined using the Black Scholes Model with the following assumptions:

                Risk-free interest rate                     3.09%
                Volatility                                  100.0%
                Expected life                               3 years
                Expected dividend yield                      0.00%


         Warrants outstanding as of December 31, 2004 are as follows:

                                                       Date        Exercise       Exercise   Shares under
              Description                            Granted        Price          Period      Warrant
         -----------------------------------       ----------    -----------      --------   ----------
         Marketing services                             4/99     $    3.80          4/04        166,667
         Financial services                             5/99          5.70          5/04      * 166,667
         Services in connection with
          private placement                             6/99          5.70          6/04        119,999
         Placement agent warrants                       6/99          8.52-8.55     6/04      *  22,560
         Public offering                                5/00          4.675         5/05      1,260,000
         Underwriter unit purchase warrants             5/00          4.675         5/05        126,000
         Marketing and financial services               8/00          1.187         8/05        300,000
         Marketing services                             9/00          1.40          9/05         25,000
         Marketing services                            10/01          3.00         10/06         50,000
         Marketing services                             8/02           .06          8/07        300,000
         Consulting services                           12/04          2.00         12/07        750,000
                                                                                             ----------
                                                                                              3,286,893

         Cancellations                                                                         (189,227)
         Expirations                                                                           (286,666)
                                                                                             ----------
                                                                                              2,811,000
                                                                                             ----------

         ------------
         *   Warrants cancelled in connection with May 2000 public offering

         The estimated value of stock warrants during 2004 and 2003 ranged between $.06 and $8.55. The expense recognized for compensation and services for these stock warrants granted in 2004 and 2003 was $25,625 and $-0-, respectively.

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

         The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2004:

            Net operating loss carryforward                       $   649,000
            Accrual basis versus cash basis tax reporting               1,000
                                                                  -----------
            Deferred tax asset before valuation allowance             650,000
            Valuation allowance                                       650,000
                                                                  -----------
            Net deferred tax asset                                $        --
                                                                  -----------

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

Note 7 - Net income (loss) per share of common stock

         The number of shares on which the basic net income (loss) per share of common stock has been calculated is as follows:

                                                        Weighted Average
               Year Ended December 31,                  Number of Shares
               ----------------------                  ------------------
                       2004                                 5,317,116

                       2003                                 5,317,116

         The diluted income per share of common stock for 2003 has been calculated using 9,348,113 weighted average number of shares for the year. Diluted net (loss) per share of common stock has not been presented for 2004 since the effect of including the stock options and warrants outstanding (note 4) would be antidilutive.

Note 8 - Related party transactions

         The Company entered into a consulting agreement in 2004 with a company controlled by its principal stockholder. The agreement is for two years and grants 750,000 warrants for services (see note 4). Compensation relating to the contract was recognized in the amount of $25,625 in 2004. Also see notes 1, 4 and 10.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


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

Note 10 - Correction of an error

          On January 17, 2006 the Company determined that its previously issued consolidated financial statements at December 31, 2004 and for the year ended December 31, 2004 need to be restated to correct an error in connection with a non-cash expense. The Company previously valued common stock warrants granted for consulting services (note 8) at $585,000 using the Black Scholes Model. The error pertains to a formula mistake in the Black Scholes Model used in the valuation of the warrants. The fair value of the warrants has now been determined to be $1,230,000 using the Black Scholes Model. The effect of the restatement was to increase the net loss for the year ended December 31, 2004 by $13,425 and increase the net loss per share by $.003.