Form 10QSB/A
period 2005-09-30
ACTIVEWORLDS COM INC
filed 2006-03-30
CIK 1089531

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                              for nine months ended
                    September 30, 2005 (Restated) (Unaudited)


                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                             September 30,     December 31,
                                                                 2005             2004 *
                                                             -------------     ------------
                                                              (Restated)       (Restated)
                                                             (Unaudited)
                                   Assets

Current assets
    Cash                                                     $   314,346      $   346,823
    Investments                                                   91,875           91,875
                                                             -----------      -----------
              Total current assets                               406,221          438,698
                                                             -----------      -----------

              Total assets                                   $   406,221      $   438,698
                                                             -----------      -----------

                    Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                         $        --      $     2,602
    Accrued liabilities                                            3,000            8,500
                                                             -----------      -----------
              Total current liabilities                            3,000           11,102
                                                             -----------      -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value,
      500,000 shares authorized,
      no shares issued or outstanding                                 --               --
    Common stock, $.001 par value,
      100,000,000 shares authorized,
      5,317,116 shares issued                                      5,317            5,317
    Additional paid-in capital                                 6,139,385        5,678,135
    Accumulated deficit                                       (5,702,579)      (5,216,954)
    Accumulated other comprehensive income (loss)                (38,902)         (38,902)
                                                             -----------      -----------
              Total stockholders' equity                         403,221          427,596
                                                             -----------      -----------

              Total liabilities and stockholders' equity     $   406,221      $   438,698
                                                             -----------      -----------

----------
* Derived from audited financial statements

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                       Three Months Ended             Nine Months Ended
                                                          September 30                   September 30
                                                     ------------------------      ------------------------
                                                       2005           2004           2005           2004
                                                     ---------      ---------      ---------      ---------
                                                     (Restated)                    (Restated)
                                                            (Unaudited)                  (Unaudited)
Revenues                                             $      --      $      --      $      --      $      --
                                                     ---------      ---------      ---------      ---------

Operating expenses
    Selling, general and administrative expenses
                                                       158,746         26,246        485,625         94,320
    Research and development expenses                       --             --             --             --
                                                     ---------      ---------      ---------      ---------
              Total operating expenses                 158,746         26,246        485,625         94,320
                                                     ---------      ---------      ---------      ---------

    Loss from operations                              (158,746)       (26,246)      (485,625)       (94,320)
                                                     ---------      ---------      ---------      ---------

    Loss before income taxes                          (158,746)       (26,246)      (485,625)       (94,320)
Income taxes                                                --             --             --             --
                                                     ---------      ---------      ---------      ---------

    Net loss                                         $(158,746)     $ (26,246)     $(485,625)     $ (94,320)
                                                     ---------      ---------      ---------      ---------

Net loss per share of common stock
    Basic                                            $   (.030)     $   (.005)     $   (.091)     $   (.177)
                                                     ---------      ---------      ---------      ---------

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                  ------------------------
                                                                                    2005            2004
                                                                                  ---------      ---------
                                                                                  (Restated)
                                                                                        (Unaudited)
Operating activities
    Net loss                                                                      $(485,625)     $ (94,320)
    Adjustment to reconcile net loss to net cash used in operating activities
       Stock warrants issued for services                                           461,250         45,000
    Changes in operating assets and liabilities which provided (used) cash
          Accounts payable                                                           (2,602)         2,897
          Accrued liabilities                                                        (5,500)        (4,300)
                                                                                  ---------      ---------
              Net cash used in operating activities                                 (32,477)       (50,723)
                                                                                  ---------      ---------

Net decrease in cash                                                                (32,477)       (50,723)
Cash at beginning of period                                                         346,823        407,318
                                                                                  ---------      ---------

              Cash at end of period                                               $ 314,346      $ 356,595
                                                                                  ---------      ---------

Supplemental disclosure information
    Cash paid for interest during the period                                      $      --      $      --
                                                                                  ---------      ---------
    Non-cash transaction - cancellation of Treasury stock                         $      --      $ 118,403
                                                                                  ---------      ---------

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

              Diluted net loss per share of common stock has not been presented for the nine months ended September 30, 2005 and 2004 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 -      Related party transactions - warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully-vested, can be exercised at $2.00 per share and expire three years from the date of the contract. The fair value of the warrants of $1,230,000 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                               September 30, 2005

              recognized in the amount of $461,250 for the nine months ended September 30, 2005. The fair value has been determined using the Black Scholes Model with the following assumptions:

                          Risk-free interest rate                   3.09%
                          Volatility                                100.0%
                          Expected life                             3 years
                          Expected dividend yield                    0.00%

Note 6 -      Correction of an error

              The accompanying financial statements for the three months and nine months ended September 30, 2005 have been restated in connection with a non-cash expense to correct an error in the calculation of the fair value of the warrants disclosed in note 5. The Company previously valued common stock warrants granted for consulting services at $585,000 using the Black Scholes Model. The error pertains to a formula mistake in the Black Scholes Model used in the valuation of the warrants. The fair value of the warrants has now been determined to be $1,230,000 using the Black Scholes Model. The effect of the restatement was to increase the net loss for the three months and the nine months ended September 30, 2005 by $80,625 and $241,875, respectively, and increase the net loss per share by $.015 and $.046, respectively.

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


RESULTS OF OPERATIONS


         We had no revenue for the nine months ended September 30, 2005 and 2004. The restated loss from operations during the first nine months of 2005 was $485,625 consisting of approximately $461,000 of non-cash expense related to amortizing the warrants referred to above, and the remainder consisting primarily of public company expenses and expenses related to our evaluation of a potential acquisition in contrast to our loss from operations during the first nine months of 2004 of $94,320 which primarily consisted of expenses related to our evaluation of a potential acquisition and some public company expenses.

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