Form 10KSB
period 2005-12-31
ACTIVEWORLDS COM INC
filed 2006-04-06
CIK 1089531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from _______ to ________

                        Commission File Number: 001-15819
                                                ---------

                               Activeworlds Corp.
                               ------------------
                 (Name of small business issuer in its charter)

          Delaware                                       13-3883101
          --------                                       ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

40 Wall Street, 58th Floor, New York, NY                   10005
-----------------------------------------                  -----
 (Address of principal executive offices)                (Zip code)

                    Issuer's telephone number (212) 509-1700
                                              --------------

      Securities registered under Section 12(b) of the Exchange Act: None.

Title of each class                    Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock

--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

NOTE - Checking the box above will not relieve any registration required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $0.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $498,816 as of March 27, 2006

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. 5,317,116 shares outstanding as of March 27, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not applicable.

   Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION

         We are a Delaware corporation organized on September 5, 1995. Beginning in 1999, through our wholly-owned subsidiary Activeworlds, Inc., we operated the business of providing Internet software products and services that enabled the delivery of three dimensional content over the Internet. We operated this business until July 10, 2002 when we entered into an agreement to sell the subsidiary to our former management. The sale closed on September 11, 2002, at which time we became inactive. Since September 2002, we have not conducted any operations and have been searching to acquire an operating business. Our only expenses have related to seeking a reverse merger candidate and our auditing legal, fees and other public company expenses.

         On December 13, 2004, we signed an Agreement and Plan of Merger with Hi-G-Tek, Ltd., an Israeli corporation ("Hi-G") under which our newly-formed wholly-owned subsidiary would merge with and into a subsidiary of Hi-G, in exchange for 24,683,303 shares of our restricted Common Stock in a transaction expected to be treated as a reverse merger resulting in the stockholders of Hi-G obtaining control of the Company. The Agreement expired by its terms on February 28, 2005, although the parties continued discussions through March 31, 2005 at which time all discussions ceased and the parties determined that the merger would not close.

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

         During 2005, we were not involved in advanced discussions with any parties relating to a reverse acquisition.

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

         In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations with the Securities and Exchange Commission. Under the SEC's shell merger rules, we must file a Form 8-K within four business days of the closing of the transaction. The Form 8-K will also require us to provide the same kind of information on the successor company as would be included in the registration statement on Form 10-SB including the successor's business operations, its management and principal stockholders and audited financial statements. Accordingly, we will incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

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

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock which trades on the Over-the-Counter Bulletin Board under the symbol "AWLD.OB."

COMMON STOCK                                       HIGH                   LOW
------------                                       ----                   ---

2005
---
First Quarter                                     $ 2.75                $ 1.25
Second Quarter                                    $ 1.25                $ 0.43
Third Quarter                                     $ 0.70                $ 0.47
Fourth Quarter                                    $ 0.60                $ 0.41

2004
---
First Quarter                                     $ 0.55                $ 0.17
Second Quarter                                    $ 0.82                $ 0.23
Third Quarter                                     $ 2.45                $ 0.38
Fourth Quarter                                    $ 3.25                $ 1.65

HOLDERS

         As of March 27, 2006, there were 77 holders of record of our Common Stock holding 5,317,116 shares of Common Stock.

DIVIDEND POLICY

         We have never paid cash dividends on our Common Stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

SALES OF UNREGISTERED SECURITIES FOR THE YEAR ENDED DECEMBER 31, 2004.

         During the fiscal year ended December 31, 2005, we did not issue any shares of our Common Stock or other securities to any person or entity.

PURCHASES OF EQUITY SECURITIES.

         During the quarter ended December 31, 2005, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

         The following discussion and analysis should be read in conjunction with our audited 2004 and 2005 financial statements which are included herein. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussions represent only the best present assessment of our management.

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

CRITICAL ACCOUNTING ESTIMATES

         Because we are inactive, we do not make the same judgments or estimates that are made by operating companies. See Note 2 to our Consolidated Financial Statements for a discussion of our significant accounting policies. However, our primary expense for 2005 consisted of 750,000 warrants, with a fair market value of $1.64, issued in December 2004 in connection with a consulting agreement with a company controlled by our principal stockholder.

RESULTS OF OPERATIONS

         We had no revenue for the fiscal years ended December 31, 2005 and 2004. The loss from operations in fiscal 2005 was $652,148 primarily consisting of $615,000 of a non-cash charge for the 750,000 warrants referred to above. In

2004, we incurred a loss of $133,319 in 2004 consisting of expenses related to our evaluation of three acquisition possibilities, a $45,000 non-cash charge resulting from the issuance of options and public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005, we had total assets of $392,912 including $307,073 of cash and liabilities of $8,500.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) or Statement 123(R). Statement 123(R) revises Statement No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. Statement 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. Statement 123(R) is effective for the Company as of January 1, 2006. Accordingly, the provisions of Statement 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Although management is still evaluating the potential impact, it expects the adoption of Statement 123(R) could have a material impact on the Company's financial statements.

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

RISK FACTORS RELATING TO OUR COMMON STOCK

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

         In the future, our board of directors may issue one or more series of preferred stock that has more than one vote per share without a vote of our stockholders. This can prevent a third party from acquiring us even when it is in our stockholders' best interests and reduce the price of our Common Stock.

BECAUSE OUR COMMON STOCK WILL NOT BE LISTED ON A STOCK EXCHANGE OR NASDAQ, INVESTORS MAY BE UNABLE TO RESELL THEM.

         Our Common Stock trades on the Over-the-Counter Bulletin Board. The Bulletin Board is not liquid and trading is limited. This may hinder an investor's ability to sell Common Stock. Accordingly, investors must be able to bear the financial risk of losing their entire investment.

SINCE OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES, INVESTORS MAY EXPERIENCE SUBSTANTIAL DIFFICULTY IN SELLING THEIR SECURITIES.

           The SEC has established penny stock rules, which restrict the ability of brokers to solicit the sale of certain securities of companies whose assets, revenue, and/or stock prices fall below minimal thresholds. Since we are subject to these rules, our Common Stock is deemed a "penny stock." The penny stock rules limit the ability of a broker to solicit purchasers, which reduces liquidity. They also generally require a broker to deliver a standardized risk disclosure document prior to a transaction in a penny stock. The broker must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These additional requirements may hinder investor's ability to sell their Common Stock.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE, AND INVESTORS MAY NOT BE ABLE TO SELL THEIR COMMON STOCK AT OR ABOVE MARKET PRICES.

            The market price for our Common Stock has been highly volatile at times. As long as the future market for our Common Stock is limited, investors who purchase our Common Stock may only be able to sell them at a loss.

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

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         We have only one officer and director.

         NAME             AGE        POSITION(S)
         ----             ---        -----------
         Sean Deson        42        President, Chief Financial Officer,
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

ITEM 10. EXECUTIVE COMPENSATION.

         We currently have no employees, and Mr. Sean Deson, our president, is our only executive officer. Mr. Deson receives no compensation other than stock options we granted him in May 2004. See "Related Party Transactions."

                                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------
                                              ANNUAL COMPENSATION                    LONG TERM
                                                                                   COMPENSATION
          (A)             (B)       (C)             (D)            (E)                  (F)            (G)
                                                                                    SECURITIES      ALL OTHER
                                                                                    UNDERLYING       COMPEN-
     NAME AND                                                  OTHER ANNUAL        OPTIONS/SARS      SATION
PRINCIPAL POSITION       YEAR    SALARY ($)      BONUS ($)    COMPENSATION ($)         (#)             ($)
-----------------------------------------------------------------------------------------------------------------
Sean Deson, President    2005        $0             $0                --                 0
and Secretary            2004        $0             $0                --              500,000           $0
                         2003        $0             $0                --                 0              $0
                                                                                                        $0
-----------------------------------------------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------

         None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides information as of March 27, 2006 concerning the beneficial ownership of our Common Stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our Common Stock, and all executive officers and directors as a group.

NAME AND ADDRESS OF              NUMBER OF SHARES    PERCENTAGE
BENEFICIAL OWNERS               OF COMMON STOCK(1)    OF CLASS
-------------------             ------------------   ----------
Michael Gardner                    3,223,160(2)         53.1%
40 Wall Street, 58th Floor
New York, NY  10005

Sean Deson                           396,667(3)          6.9%
40 Wall Street, 58th Floor
New York, NY  10005

Richard F. Noll                      416,352(4)          7.8%
95 Parker Street
Newburyport, MA 01950
J.P. McCormick                       399,983             7.5%
95 Parker Street
Newburyport, MA 01950

All officers and directors as        396,667             6.9%
a group (one person)
----------
(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person has either the power to vote or sell our Common Stock. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or otherwise.
(2) Includes shares of Common Stock owned by Mr. Gardner and warrants to purchase 1,350,000 shares of Common Stock held by Baytree Capital Associates LLC ("Baytree") of which Mr. Gardner is the managing member. Of these warrants, 300,000 are exercisable at $1.187 per share, 300,000 are exercisable at $0.06 per share and 750,000 are exercisable at $2.00 per share.
(3) Consists of 396,667 shares of Common Stock issuable upon exercise of vested options. Two Hundred Fifty Thousand of the options are exercisable at $.25 per share, and 146,667 of the options are exercisable at $6.09 per share. Does not include 250,000 options exercisable at $0.25 per share which vest upon completion of an acquisition resulting in a change of control of our company.

(4) Includes 16,352 shares of Common Stock owned by Mr. Noll's wife, as to which he disclaims beneficial ownership.

EQUITY COMPENSATION PLANS

         The following table reflects information relating to equity compensation plans as of December 31, 2005.

---------------------------------------------------------------------------------------------------------------------
                                                                            WEIGHTED AVERAGE
                                                  NUMBER OF SECURITIES TO       PRICE OF       NUMBER OF SECURITIES
                                                  BE ISSUED UPON EXERCISE     OUTSTANDING      REMAINING AVAILABLE
                  PLAN CATEGORY                    OF OUTSTANDING OPTIONS      OPTIONS         FOR FUTURE ISSUANCE
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                                     2,064,017               $2.35               848,317
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                              126,000               $7.01                  0
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

ITEM 13. EXHIBITS.

         (a)      EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
      3.1        Certificate of Incorporation (1)
      3.2        Amendment to Certificate of Incorporation dated September 29, 1995 (1)
      3.3        Amendment to Certificate of Incorporation dated October 12, 1995 (1)
      3.4        Amendment to Certificate of Incorporation dated January 21, 1999 (1)
      3.5        Amendment to Certificate of Incorporation dated April 7, 2000 (2)
      3.6        Bylaws (1)

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
      3.7        Amended and Restated Bylaws (5)
      4.1        Form of Common Stock Certificate (1)
     10.1        Management Consulting Agreement (3)
     10.2        2004 Stock Option Plan (4)
     21          Subsidiaries of the Registrant
     23          Consent of Pannell Kerr Forster, P.C. dated March 31, 2006
     31          CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002
     32          CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Contained in Form SB-2 filed on August 13, 1999
(2) Contained in Form SB-2/A filed on April 12, 2000
(3) Contained in Schedule 13-d/A filed on September 11, 2002
(4) Contained in Form 10-QSB filed on August 13, 2004
(5) Contained in Form SB-2/A filed on March 16, 2000

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-KSB for the fiscal years ended December 31, 2005 and 2004 were $16,500.

AUDIT-RELATED FEES

         We did not incur any audit related fees during the fiscal years ended December 31, 2005 or 2004.

TAX FEES

         Our principal independent registered public accounting firm did not perform any tax related services for us during the fiscal years ended December 31, 2005 or 2004.

ALL OTHER FEES

         Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended December 31, 2005 or 2004.

         We have not adopted audit committee pre-approval policies and procedures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2006.

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

SIGNATURES             TITLE                                     DATE
----------             -----                                     ----


/s/ Sean Deson         Chief Financial Officer,                  March 31, 2006
--------------         Chief Accounting Officer and Director
Sean Deson

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                    at December 31, 2005 and for years ended
                           December 31, 2005 and 2004

                                Table of Contents



                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements

    Consolidated Balance Sheet - December 31, 2005                           F-3

    Consolidated Statement of Operations
      for Years Ended December 31, 2005 and 2004                             F-4

    Consolidated Statement of Changes in Stockholders' Equity
      for Years Ended December 31, 2005 and 2004                             F-5

    Consolidated Statement of Cash Flows
      for Years Ended December 31, 2005 and 2004                             F-6

    Notes to Consolidated Financial Statements                         F-7 to 13

             Report of Independent Registered Public Accounting Firm



To the Stockholders
Activeworlds Corp.


We have audited the accompanying consolidated balance sheet of Activeworlds Corp., as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activeworlds Corp. at December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.



                                     /s/  PANNELL KERR FORSTER, P.C.



Boston, Massachusetts
March 22, 2006

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet
                                December 31, 2005

                         Assets

Current assets
    Cash                                                     $   307,073
    Investments                                                   85,839
                                                             -----------
              Total current assets                               392,912
                                                             -----------

              Total assets                                   $   392,912
                                                             -----------


        Liabilities and Stockholders' Equity

Current liabilities
    Accrued liabilities                                      $     8,500
                                                             -----------
              Total current liabilities                            8,500
                                                             -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value,
      500,000 shares authorized,
      no shares issued
      or outstanding                                                  --
    Common stock, $.001 par value,
      100,000,000 shares authorized,
      5,317,116 shares
      issued and outstanding                                       5,317
    Additional paid-in capital                                 6,293,135
    Accumulated deficit                                       (5,869,102)
    Accumulated other comprehensive (loss)                       (44,938)
                                                             -----------
              Total stockholders' equity                         384,412
                                                             -----------

              Total liabilities and stockholders' equity     $   392,912
                                                             -----------

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                      Year Ended December 31
                                                     ------------------------
                                                        2005           2004
                                                     ---------      ---------

Revenues                                             $      --      $      --
                                                     ---------      ---------

Operating expenses
    Selling, general and administrative expenses       652,148        133,319
                                                     ---------      ---------
              Total operating expenses                 652,148        133,319
                                                     ---------      ---------

    (Loss) from operations                            (652,148)      (133,319)
                                                     ---------      ---------

    (Loss) before income taxes                        (652,148)      (133,319)
Income taxes                                                --             --
                                                     ---------      ---------

              Net (loss)                              (652,148)      (133,319)
                                                     ---------      ---------

Other comprehensive (loss) - unrealized
  gain (loss) on securities
  (exchange rate translation)                           (6,036)         4,764
                                                     ---------      ---------

              Comprehensive (loss)                   $(658,184)     $(128,555)
                                                     ---------      ---------

Net (loss) per share of common stock
    Basic                                            $   (.123)     $   (.025)
                                                     ---------      ---------

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

            Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2005 and 2004

                                                                                       Accumulated
                     Preferred Stock    Common Stock        Additional                     Other                      Total
                     ---------------   ---------------        Paid-in    Accumulated   Comprehensive   Treasury    Stockholders'
                     Shares   Amount    Shares     Amount     Capital      Deficit     Income (Loss)    Stock         Equity
                     ------   ------   ---------   ------   ----------   -----------   -------------   ---------   -------------
Balances at
 January 1, 2004         --   $   --   5,317,116   $5,317   $5,725,913   $(5,083,635)  $     (43,666)  $(118,403)  $     485,526
                     ------   ------   ---------   ------   ----------   -----------   -------------   ---------   -------------

Retirement of
 Treasury stock                                               (118,403)                                  118,403              --

Accumulated
 ther
 comprehensive
 income                                                                                        4,764                       4,764

Issuance of
 stock options/
 warrants
 for services                                                   70,625                                                    70,625

Net (loss)
 for year                                                                   (133,319)                                   (133,319)
                     ------   ------   ---------   ------   ----------   -----------   -------------   ---------   -------------

Balances at
 December 31, 2004       --       --   5,317,116    5,317    5,678,135    (5,216,954)        (38,902)         --         427,596
                     ------   ------   ---------   ------   ----------   -----------   -------------   ---------   -------------

Accumulated
 other
 comprehensive
 (loss)                                                                                       (6,036)                     (6,036)

Compensation -
 warrants                                                      615,000                                                   615,000

Net (loss)
 for year                                                                   (652,148)                                   (652,148)
                     ------   ------   ---------   ------   ----------   -----------   -------------   ---------   -------------

Balances at
 December 31, 2005       --   $   --   5,317,116   $5,317   $6,293,135   $(5,869,102)  $     (44,938)  $      --   $     384,412
                     ------   ------   ---------   ------   ----------   -----------   -------------   ---------   -------------

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                        Year Ended December 31
                                                       ------------------------
                                                         2005            2004
                                                       ---------      ---------

Operating activities
    Net (loss)                                         $(652,148)     $(133,319)
    Adjustment to reconcile
      net (loss) to net cash
      used in operating activities
       Issuance of stock
         options/warrants for services                   615,000         70,625
       Changes in operating assets and
          liabilities which provided (used) cash
           Accounts payable                               (2,602)         2,199
                                                       ---------      ---------
             Net cash used in operating activities       (39,750)       (60,495)
                                                       ---------      ---------

Investing activities                                          --             --
                                                       ---------      ---------

Financing activities                                          --             --
                                                       ---------      ---------

Net decrease in cash                                     (39,750)       (60,495)
Cash at beginning of year                                346,823        407,318
                                                       ---------      ---------

              Cash at end of year                      $ 307,073      $ 346,823
                                                       ---------      ---------


Supplemental schedule of noncash investing and
    financing activities
    Retirement of Treasury stock                       $      --      $ 118,403
                                                       ---------      ---------

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

              C.  Financial instruments

                  The estimated fair value of the Company's financial instruments, which include cash and accrued liabilities, approximates carrying value.

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

              G.  Stock Plans

                  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS 148 amends SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are included in the current presentation (see note 4).

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

              H.  Capitalization

                  In 2004 the Board of Directors approved an increase in its authorized capital to 50,000,000 additional shares of common stock with a par value of $.001.

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

                  The Company plans to follow the modified prospective approach.

Note 3 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770 based on trading on the Australian Stock Exchange ("ASE"). Trading of the common stock of Green X Global Limited (Green X), formerly known as 3D Global Limited, was suspended pending the acquisition of Red X Property Pty. Ltd. ("Red X"). In anticipation of the acquisition Green X consolidated its share capital through a reverse stock split wherein the Company received one share for every 20 shares held. After the reverse split the Company holds 490,000 shares of Green X. The acquisition of Red X was completed during 2005, however trading remains suspended. Green X has announced plans to raise funds through a private placement and a public offering in order to raise additional funds. This funding would allow Green X to proceed to both raise the required capital if the expected placement does meet expectations and also raise additional capital to ensure a sufficient spread of investors to satisfy ASE listing requirements. Management cannot predict the outcome of the announced plans to raise funds at this time or the effect that it may have on the value of Green X's stock value. In light of this uncertainty the Company will continue to carry the

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

              value of the investment at $87,111, the value at suspension of trading.

              The carrying value of the investment was adjusted at the balance sheet date for changes in exchange rates, resulting in a decrease of $6,036 and an increase of $4,764 at December 31, 2005 and 2004, respectively. Accordingly, the value of the investment has been adjusted to $85,839 and $91,875 at December 31, 2005 and 2004, respectively.

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

              The options are exercisable at $.25 and vest immediately. The options expire in May of 2009. Compensation in the amount of $45,000 has been recognized for the services provided by the director and the individuals based on the fair value of the services rendered. No stock options were granted in 2005.

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

              The table below sets forth information as to options in 2005 and 2004:

                                                                 Number        Weighted       Number of Shares       Weighted
                                                               of Shares       Average        Under Option in        Average
                                                                 Under        Exercise        Excess or Less       Fair Value
                                                                Option          Price         Than Fair Value         Price
                                                               ---------      ---------       ----------------     ----------
                  Outstanding at January 1, 2004               1,536,906      $    3.41                50,889     $    4.16

                  Granted during the year                        700,000            .25                    --
                  Cancelled during the year                      (45,889)         (3.83)              (45,889)         2.54
                                                               ---------                              -------
                    Outstanding at December 31, 2004           2,191,017           4.61                 5,000           .77

                  Granted during the year                             --             --                    --            --
                  Expired during the year                       (127,000)         (2.52)                   --            --
                                                               ---------                              -------
                    Outstanding at December 31, 2005           2,064,017           2.09                 5,000           .77
                                                               ---------                              -------

                  Exercisable at December 31, 2005             1,809,014           2.35                 5,000           .77
                  Exercisable at December 31, 2004             1,875,817           3.08                 5,000           .77

              The shares under options at December 31, 2005 were in the following exercise price ranges:

                                                                             December 31, 2005
                                                    ----------------------------------------------------------------------
                                                            Options Outstanding              Options Currently Exercisable
                                                    ---------------------------------------  -----------------------------
                                                                    Weighted     Weighted                        Weighted
                                                                     Average      Average                         Average
                                                      Number        Exercise    Contractual     Number           Exercise
                        Exercise Range              of Options        Price        Life       of Options           Price
                  --------------------------        ----------      --------    -----------   ----------         --------
                                                                                (in years)

                         $-0- - $6.75                1,937,350     $  1.83        7           1,682,347           $ 2.00
                         $6.76- $13.12                 126,667        9.07        5             126,667             9.07
                                                     ---------                                ---------
                                                     2,064,017                                1,809,014
                                                     ---------                                ---------

              Warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully vested, can be exercised at $2.00 per share and expire three years from the date of the contract. A prior consulting contract had expired in August 2003. The fair value of the warrants of $1,230,000 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $615,000 for the year ended December

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

              31, 2005 and $25,625 for the period from the beginning of the contract on December 13, 2004 to December 31, 2004.

              The fair value has been determined using the Black Scholes Model with the following assumptions:

                          Risk-free interest rate             3.09%
                          Volatility                          100.0%
                          Expected life                       3 years
                          Expected dividend yield              0.00%


              Warrants outstanding as of December 31, 2005 are as follows:

                                                                  Date      Exercise           Exercise    Shares under
                               Description                       Granted      Price             Period       Warrant
                  ----------------------------------             -------    ---------          --------    ------------
                  Marketing services                               4/99     $    3.80            4/04         166,667
                  Financial services                               5/99          5.70            5/04      *  166,667
                  Services in connection with
                   private placement                               6/99          5.70            6/04         119,999
                  Placement agent warrants                         6/99          8.52-8.55       6/04      *   22,560
                  Public offering                                  5/00          4.675           5/05       1,260,000
                  Underwriter unit purchase warrants               5/00          4.675           5/05         126,000
                  Marketing and financial services                 8/00          1.187           8/05         300,000
                  Marketing services                               9/00          1.40            9/05          25,000
                  Marketing services                              10/01          3.00           10/06          50,000
                  Marketing services                               8/02           .06            8/07         300,000
                  Consulting services                             12/04          2.00           12/07         750,000
                                                                                                           ----------
                                                                                                            3,286,893

                  Cancellations                                                                              (189,227)
                  Expirations                                                                              (1,997,666)
                                                                                                           ----------
                                                                                                            1,100,000
                                                                                                           ----------

                  ----------
                  * Warrants cancelled in connection with May 2000 public
                    offering

              The estimated value of stock warrants during 2005 and 2004 ranged between $.06 and $8.55. The expense recognized for compensation and services for these stock warrants granted in 2005 and 2004 was $615,000 and $25,625, respectively.

Note 5 -      Income taxes

              The net operating loss carryforward at December 31, 2005 attributable to Activeworlds Corp. on the income tax reporting basis is approximately $2,280,750. An allowance has been established for the full amount of the gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

              The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2005:

                 Net operating loss carryforward                 $     910,740
                 Accrual basis versus cash basis tax reporting           1,560
                                                                 -------------
                 Deferred tax asset before valuation allowance         912,300
                 Valuation allowance                                   912,300
                                                                 -------------

                 Net deferred tax asset                          $          --
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

Note 6 -      Net loss per share of common stock

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

              Diluted net loss per share of common stock has not been presented for 2005 and 2004 since the effect of including the stock options and warrants outstanding (note 4) would be antidilutive.

Note 7 -      Related party transactions

              The Company entered into a consulting agreement in 2004 with a company controlled by its principal stockholder. The agreement is for two years and grants 750,000 warrants for services (see note
              4). Compensation relating to the contract was recognized in the amount of $615,000 in 2005 and $25,625 in 2004. Also see notes 1 and 4.