Form 10QSB
period 2006-03-31
ACTIVEWORLDS COM INC
filed 2006-05-15
CIK 1089531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

                   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2006

                      [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from               to
                               -------------    --------------

COMMISSION FILE NUMBER  001-15819
                        --------------------

                               ACTIVEWORLDS CORP.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              13-3883101
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           40 Wall Street, 58th Floor
                               New York, NY 10005
          (Address of principal executive offices, including zip code)

                                 (212) 509-1700
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,317,116 shares of common stock were outstanding as of May 15, 2006.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of March 31, 2006 (unaudited) and
                December 31, 2005                                              2

           Condensed Consolidated Statements of Operations
                for the three months ended March 31, 2006 (unaudited) and
                2005 (unaudited)                                               3

           Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2006 (unaudited) and
                2005 (unaudited)                                               4

           Notes to unaudited condensed consolidated interim
                financial statements                                           5

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                            8

ITEM 3.    Controls and Procedures                                             9

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  10

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds        10

ITEM 3.    Defaults upon Senior Securities                                    10

ITEM 4.    Submission of Matters to a Vote of Security Holders                10

ITEM 5.    Other Information                                                  10

ITEM 6.    Exhibits                                                           10

ITEM 1.  FINANCIAL STATEMENTS

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                             March 31,    December 31,
                                                               2006          2005 *
                                                           -----------    -----------
                                                                   (Unaudited)
                       Assets

Current assets
    Cash                                                   $   299,858    $   307,073
    Investments                                                 83,594         85,839
                                                           -----------    -----------
              Total current assets                             383,452        392,912
                                                           -----------    -----------

              Total assets                                 $   383,452    $   392,912
                                                           -----------    -----------

          Liabilities and Stockholders' Equity

Current liabilities
    Accrued liabilities                                    $    10,500    $     8,500
                                                           -----------    -----------
              Total current liabilities                         10,500          8,500
                                                           -----------    -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value,
      500,000 shares authorized,
      no shares issued
      or outstanding                                                --             --
    Common stock, $.001 par value,
      100,000,000 shares authorized,
      5,317,116 shares
      issued and outstanding                                     5,317          5,317
    Additional paid-in capital                               6,446,885      6,293,135
    Accumulated deficit                                     (6,032,067)    (5,869,102)
    Accumulated other comprehensive (loss)                     (47,183)       (44,938)
                                                           -----------    -----------
              Total stockholders' equity                       372,952        384,412
                                                           -----------    -----------

              Total liabilities and stockholders' equity   $   383,452    $   392,912
                                                           -----------    -----------

----------
* Derived from audited financial statements

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                          Three Months Ended
                                                               March 31
                                                        ----------------------
                                                           2006         2005
                                                        ---------    ---------
                                                             (Unaudited)
Revenues                                                $      --    $      --
                                                        ---------    ---------

Operating expenses
    Selling, general and administrative expenses          162,965      162,134
                                                        ---------    ---------
              Total operating expenses                    162,965      162,134
                                                        ---------    ---------

    Loss from operations                                 (162,965)    (162,134)
                                                        ---------    ---------

Loss before (provision for) benefit from income taxes    (162,965)    (162,134)
                                                        ---------    ---------
(Provision for) benefit from income taxes                      --           --
                                                        ---------    ---------

    Net loss                                            $(162,965)   $(162,134)
                                                        ---------    ---------

Net loss per share of common stock
    Basic                                               $   (.031)   $   (.030)
                                                        ---------    ---------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                  Three Months Ended
                                                                                       March 31
                                                                                ----------------------
                                                                                  2006          2005
                                                                                ---------    ---------
                                                                                      (Unaudited)
Operating activities
    Net loss                                                                    $(162,965)   $(162,134)
    Adjustment to reconcile net loss to net cash used in operating activities
       Stock warrants issued for services                                         153,750      153,750
    Changes in operating assets and liabilities which provided (used) cash
       Accounts payable                                                                --         (602)
       Accrued liabilities                                                          2,000        2,000
                                                                                ---------    ---------
              Net cash used in operating activities                                (7,215)      (6,986)
                                                                                ---------    ---------

Net decrease in cash                                                               (7,215)      (6,986)
Cash at beginning of period                                                       307,073      346,823
                                                                                ---------    ---------

              Cash at end of period                                             $ 299,858    $ 339,837
                                                                                ---------    ---------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                 March 31, 2006

Note 1 -      Basis of presentation

              The accompanying 2006 and 2005 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2005 and 2004.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                 March 31, 2006

Note 2 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770 based on trading on the Australian Stock Exchange ("ASE"). Trading of the common stock of Green X Global Limited (Green X), formerly known as 3D Global Limited, was suspended pending the acquisition of Red X Property Pty. Ltd. ("Red X"). In anticipation of the acquisition Green X consolidated its share capital through a reverse stock split wherein the Company received one share for every 20 shares held. After the reverse split the Company holds 490,000 shares of Green X. The acquisition of Red X was completed during 2005, however trading remains suspended. Green X has announced plans to raise funds through a private placement and a public offering in order to raise additional funds. This funding would allow Green X to proceed to both raise the required capital if the expected placement does meet expectations and also raise additional capital to ensure a sufficient spread of investors to satisfy ASE listing requirements. Management cannot predict the outcome of the announced plans to raise funds at this time or the effect that it may have on the value of Green X's stock value. In light of this uncertainty the Company will continue to carry the value of the investment at $87,111, the value at suspension of trading.

              The carrying value of the investment was adjusted at the balance sheet date for changes in exchange rates, resulting in a decrease of $2,245 and $6,036 at March 31, 2006 and December 31, 2005,
              respectively. Accordingly, the value of the investment has been adjusted to $83,594 and $85,839 at March 31, 2006 and December 31, 2005, respectively.

Note 3 -      Income taxes

              At March 31, 2006, the Company has a net operating loss carryforward of approximately $3,131,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $1,252,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 -      Net loss per share of common stock

              The number of shares on which the basic net loss per share of common stock has been calculated is as follows:

                                                              Weighted Average
                         Three Months Ended March 31,         Number of Shares
                         ----------------------------         ----------------
                                 (Unaudited)

                                     2006                         5,317,116

                                     2005                         5,317,116

              Diluted net loss per share of common stock has not been presented for the three months ended March 31, 2006 and 2005 since the effect of including the stock options and warrants outstanding would be antidilutive.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                 March 31, 2006

Note 5 -      Related party transactions - warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully-vested, can be exercised at $2.00 per share and expire three years from the date of the contract. The fair value of the warrants of $1,230,000 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $153,750 for the three months ended March 31, 2006 and 2005. The fair value has been determined using the Black Scholes Model with the following assumptions:

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

RESULTS OF OPERATIONS

         We had no revenue for the quarters ended March 31, 2006 and 2005. The loss from operations in the first quarter of 2006 was $162,965 was similar to the loss from operations in the first quarter of 2005 of $162,134. In each quarter, the primary cost was approximately $154,000 of non-cash expense related to the amortization of warrants and the remainder consisted primarily of public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006 we had total assets of $383,452, which includes $299,858 of cash, and total liabilities of $10,500. At December 31, 2005, we had total assets of $392,912, which included $307,073 of cash, and total liabilities of $8,500.

         For further information, see our report on Form 10-KSB filed on April 6, 2006.

FORWARD-LOOKING STATEMENTS

         The statement made above relating to the adequacy of our working capital is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief," "anticipation," "plans," "expectations," "will" and similar expressions are intended to identify forward-looking statements.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         As of March 31, 2006, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBIT INDEX

Exhibit
Number    Description
-------   ----------------------------------------------------------------------
  31      Certification of CEO and CFO
  31      Section 1350 certification of CEO and CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 2006 by the undersigned, thereunto duly authorized.

                                        ACTIVEWORLDS CORP.


                                        /s/ Sean Deson
                                        ---------------
                                        Sean Deson, Chief Executive Officer