Form 10QSB
period 2006-06-30
ACTIVEWORLDS COM INC
filed 2006-08-14
CIK 1089531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2006

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

COMMISSION FILE NUMBER  001-15819

                               ACTIVEWORLDS CORP.
        (Exact name of small business issuer as specified in its charter)

              Delaware                              13-3883101
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,317,116 shares of common stock were outstanding as of August 14, 2006.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                                                              Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements                                                                                 1

           Condensed Consolidated Balance Sheets
                as of June 30, 2006 (unaudited) and December 31, 2005                                           1

           Condensed Consolidated Statements of Operations
                for the three months and six months ended June 30, 2006
                (unaudited) and 2005 (unaudited)                                                                2

           Condensed Consolidated Statements of Cash Flows for the six months
                ended June 30, 2006 (unaudited) and 2005 (unaudited)                                            3

           Notes to unaudited condensed consolidated interim financial statements                               4

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                                             7

ITEM 3.    Controls and Procedures                                                                              8

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                                    9

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                          9

ITEM 3.    Defaults upon Senior Securities                                                                      9

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                  9

ITEM 5.    Other Information                                                                                    9

ITEM 6.    Exhibits                                                                                             9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                                                       June 30,     December 31,
                                                                                         2006          2005 *
                                                                                     -----------    -----------
                                                                                     (Unaudited)
                                     Assets

Current assets
    Cash                                                                             $   282,933    $   307,073
    Investments                                                                           85,839         85,839
                                                                                     -----------    -----------
              Total current assets                                                       368,772        392,912
                                                                                     -----------    -----------

              Total assets                                                           $   368,772    $   392,912
                                                                                     ===========    ===========


                      Liabilities and Stockholders' Equity

Current liabilities
    Accrued liabilities                                                              $     3,000    $     8,500
                                                                                     -----------    -----------
              Total current liabilities                                                    3,000          8,500
                                                                                     -----------    -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued
      or outstanding                                                                        --             --
    Common stock, $.001 par value, 100,000,000 shares authorized, 5,317,116 shares
      issued and outstanding                                                               5,317          5,317
    Additional paid-in capital                                                         6,600,635      6,293,135
    Accumulated deficit                                                               (6,195,242)    (5,869,102)
    Accumulated other comprehensive (loss)                                               (44,938)       (44,938)
                                                                                     -----------    -----------
              Total stockholders' equity                                                 365,772        384,412
                                                                                     -----------    -----------

              Total liabilities and stockholders' equity                             $   368,772    $   392,912
                                                                                     ===========    ===========

*Derived from audited financial statements

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                      Three Months Ended         Six Months Ended
                                                           June 30                   June 30
                                                   ----------------------    ----------------------
                                                      2006         2005         2006         2005
                                                   ---------    ---------    ---------    ---------
                                                        (Unaudited)               (Unaudited)

Revenues                                           $    --      $    --      $    --      $    --
                                                   ---------    ---------    ---------    ---------
Operating expenses
    Selling, general and administrative expenses     163,715      164,744      326,140      326,878
    Research and development expenses                   --           --           --           --
                                                   ---------    ---------    ---------    ---------
              Total operating expenses               163,175      164,744      326,140      326,878
                                                   ---------    ---------    ---------    ---------
    Loss from operations                            (163,175)    (164,744)    (326,140)    (326,878)
                                                   ---------    ---------    ---------    ---------
    Loss before income taxes                        (163,175)    (164,744)    (326,140)    (326,878)
Income taxes                                            --           --           --           --
                                                   ---------    ---------    ---------    ---------
    Net loss                                       $(163,175)   $(164,744)   $(326,140)   $(326,878)
                                                   ---------    ---------    ---------    ---------
Net loss per share of common stock
    Basic                                          $   (.031)   $   (.031)   $   (.061)   $   (.061)
                                                   ---------    ---------    ---------    ---------

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                    Six Months Ended
                                                                                        June 30
                                                                                ----------------------
                                                                                  2006         2005
                                                                                ---------    ---------
                                                                                     (Unaudited)
Operating activities
    Net loss                                                                    $(326,140)   $(326,878)
    Adjustment to reconcile net loss to net cash used in operating activities
       Stock warrants issued for services                                         307,500      307,500
    Changes in operating assets and liabilities which provided (used) cash
          Accounts payable                                                           --         (2,602)
          Accrued liabilities                                                      (5,500)      (5,500)
                                                                                ---------    ---------
              Net cash used in operating activities                               (24,140)     (27,480)
                                                                                ---------    ---------

Net decrease in cash                                                              (24,140)     (27,480)
Cash at beginning of period                                                       307,073      346,823
                                                                                ---------    ---------

              Cash at end of period                                             $ 282,933    $ 319,343
                                                                                =========    =========

                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                  June 30, 2006

Note 1 -      Basis of presentation

              The accompanying 2006 and 2005 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2006 and 2005.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                  June 30, 2006

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

              The carrying value of the investment was adjusted at the balance sheet date for changes in exchange rates at December 31, 2005 resulting in a decrease of $6,036; no adjustment was necessary at June 30, 2006. Accordingly, the value of the investment at June 30, 2006 and December 31, 2005 is $85,839.

Note 3 -      Income taxes

              At June 30, 2006, the Company has a net operating loss carryforward of approximately $3,304,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $1,322,000 due to the uncertainty of utilizing the deferred taxes in the future.

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

              Diluted net loss per share of common stock has not been presented for the six months ended June 30, 2006 and 2005 since the effect of including the stock options and warrants outstanding would be antidilutive.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                  June 30, 2006

Note 5 -      Related party transactions - warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully-vested, can be exercised at $2.00 per share and expire three years from the date of the contract. The fair value of the warrants of $1,230,000 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $307,500 for the six months ended June 30, 2006 and 2005. The fair value has been determined using the Black Scholes Model with the following assumptions:

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

RESULTS OF OPERATIONS

         We had no revenue for the quarters ended June 30, 2006 and 2005. The loss from operations in the first half of 2006 was $326,140 was similar to the loss from operations in the first half of 2005 of $326,878. In each half, the primary cost was approximately $307,000 of non-cash expense related to the amortization of warrants and the remainder consisted primarily of public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006 we had total assets of $368,772, which includes $282,933 of cash, and total liabilities of $3,000. At December 31, 2005, we had total assets of $392,912, which included $307,073 of cash, and total liabilities of $8,500.

         For further information, see our report on Form 10-QSB filed on May 15, 2006 and our report on Form 10-KSB filed on April 6, 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         As of June 30, 2006, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBIT INDEX

Exhibit
Number     Description

--------   ---------------------------------------------------------------------
31        Certification of CEO and CFO
32        Section 1350 certification of CEO and CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2006 by the undersigned, thereunto duly authorized.

                               ACTIVEWORLDS CORP.

                               /s/ Sean Deson
                               -----------------------------------
                               Sean Deson, Chief Executive Officer