Form 10QSB
period 2006-09-30
ACTIVEWORLDS COM INC
filed 2006-11-14
CIK 1089531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30,2006

          [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

COMMISSION FILE NUMBER 001-15819
                       ---------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No []

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,317,116 shares of common stock were outstanding as of November 14, 2006.

         Transitional Small Business Disclosure Format (check one): Yes [] No[X]

                                      INDEX
                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
              as of September 30, 2006(unaudited)and December 31, 2005         2

           Condensed Consolidated Statements of Operations
              for the three months and nine months ended September 30,
              2006 (unaudited)and 2005(unaudited)                              3

           Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2006 (unaudited)
              and 2005 (unaudited)                                             4

           Notes to unaudited condensed consolidated interim financial         5
              statements

ITEM 2.    Management's Discussion and Analysis of Interim Financial
              Condition and Results of Operations                              8

ITEM 3.    Controls and Procedures                                             9

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  10

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds        10

ITEM 3.    Defaults upon Senior Securities                                    10

ITEM 4.    Submission of Matters to a Vote of Security Holders                10

ITEM 5.    Other Information                                                  10

ITEM 6.    Exhibits                                                           10

ITEM 1.  FINANCIAL STATEMENTS

                              ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                                                      September 30,     December 31,
                                                                                          2006              2005*
                                                                                      -------------     ------------
                                                                                       (Unaudited)

                                     Assets
Current assets
    Cash                                                                               $   279,320      $   307,073
    Investments (note 2)                                                                    87,801           85,839
                                                                                       -----------      -----------
              Total current assets                                                         367,121          392,912
                                                                                       -----------      -----------
              Total assets                                                             $   367,121      $   392,912
                                                                                       ===========      ===========

                      Liabilities and Stockholders' Equity

Current liabilities
    Accrued liabilities                                                                $     3,000      $     8,500
                                                                                       -----------      -----------
              Total current liabilities                                                      3,000            8,500
                                                                                       -----------      -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued
      or outstanding                                                                          --               --
    Common stock, $.001 par value, 100,000,000 shares authorized, 5,317,116 shares
      issued and outstanding                                                                 5,317            5,317
    Additional paid-in capital                                                           6,754,385        6,293,135
    Accumulated deficit                                                                 (6,352,605)      (5,869,102)
    Accumulated other comprehensive (loss)                                                 (42,976)         (44,938)
                                                                                       -----------      -----------
              Total stockholders' equity                                                   364,121          384,412
                                                                                       -----------      -----------
              Total liabilities and stockholders' equity                               $   367,121      $   392,912
                                                                                       ===========      ===========

*Derived from audited financial statements

See notes to consolidiated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                               Three Months Ended             Nine Months Ended
                                                  September 30                  September 30
                                            -------------------------     -------------------------
                                               2006           2005           2006            2005
                                            ----------     ----------     ----------     ----------
                                                   (Unaudited)                   (Unaudited)

Revenues                                    $    --        $    --        $    --        $    --
                                            ---------      ---------      ---------      ---------

Operating expenses

    Selling, general and administrative
      expenses (note 5)                       157,363        158,746        483,503        485,625
    Research and development expenses            --             --             --             --
                                            ---------      ---------      ---------      ---------
              Total operating expenses        157,363        158,746        483,503        485,625
                                            ---------      ---------      ---------      ---------

    Loss from operations                     (157,363)      (158,746)      (483,503)      (485,625)
                                            ---------      ---------      ---------      ---------

    Loss before income taxes                 (157,363)      (158,746)      (483,503)      (485,625)
Income taxes                                     --             --             --             --
                                            ---------      ---------      ---------      ---------

    Net loss                                $(157,363)     $(158,746)     $(483,503)     $(485,625)
                                            ---------      ---------      ---------      ---------

Net loss per share of common stock
    Basic                                   $   (.030)     $   (.030)     $   (.091)     $   (.091)
                                            ---------      ---------      ---------      ---------

See notes to consolidiated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                       Nine Months Ended
                                                                                          September 30
                                                                                   ------------------------
                                                                                      2006           2005
                                                                                   ---------      ---------
                                                                                          (Unaudited)
Operating activities
    Net loss                                                                      $(483,503)     $(485,625)
    Adjustment to reconcile net loss to net cash used in operating activities
      Stock warrants issued for services                                            461,250        461,250
    Changes in operating assets and liabilities which provided (used) cash
      Accounts payable                                                                 --           (2,602)
      Accrued liabilities                                                            (5,500)        (5,500)
                                                                                  ---------      ---------
              Net cash used in operating activities                                 (27,753)       (32,477)
                                                                                  ---------      ---------

Net decrease in cash                                                                (27,753)       (32,477)
Cash at beginning of period                                                         307,073        346,823
                                                                                  ---------      ---------

              Cash at end of period                                               $ 279,320      $ 314,346
                                                                                  ---------      ---------

See notes to consolidiated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                               September 30, 2006

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

         The carrying value of the investment was adjusted at the balance sheet date for changes in exchange rates, resulting in an increase of $1,967 at September 30, 2006 and a decrease of $6,036 at December 31, 2005, respectively. Accordingly, the value of the investment has been adjusted to $87,801 and $85,839 at September 30, 2006 and December 31, 2005, respectively.

Note 3 - Income taxes

         At September 30, 2006, the Company has a net operating loss carryforward of approximately $3,461,000 that may be used to offset future taxable income.

         An allowance has been established for the full amount of gross deferred tax asset of approximately $1,384,000 due to the uncertainty of utilizing the deferred taxes in the future.

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

         Diluted net loss per share of common stock has not been presented for the nine months ended September 30, 2006 and 2005 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 - Related party transactions - warrants

         In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully-vested, can be exercised at $2.00 per share and expire three years from the date of the contract. The fair value of the warrants of $1,230,000 issued for the consulting services will be expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $461,250 for the nine months ended September 30, 2006 and 2005. The fair value has been determined using the Black Scholes Model with the following assumptions:

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

RESULTS OF OPERATIONS

         We had no revenue for the quarters ended September 30, 2006 and 2005. The loss from operations during the first nine months of 2006 was $483,503 was similar to the loss from operations during the first nine months of 2005 of $485,625. In each nine-month period, the primary cost was $461,250 of non-cash expense related to the amortization of warrants and the remainder consisted primarily of public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006 we had total assets of $367,121, which includes $279,320 of cash, and total liabilities of $3,000. At December 31, 2005, we had total assets of $392,912, which included $307,073 of cash, and total liabilities of $8,500.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         As of September 30, 2006, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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

         (a)      EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------
31         Certification of CEO and CFO
32         Section 1350 certification of CEO and CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2006 by the undersigned, thereunto duly authorized.

                                        ACTIVEWORLDS CORP.

                                        /s/ Sean Deson
                                        --------------
                                        Sean Deson, Chief Executive Officer