Form 10KSB
period 2006-12-31
ACTIVEWORLDS COM INC
filed 2007-04-13
CIK 1089531

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB
                                 --------------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934


                  For the fiscal year ended: December 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from: _____________ to _____________


                                 --------------

                               ACTIVEWORLDS CORP.
                               ------------------
                 (Name of small business issuer in its charter)

                                 --------------

          DELAWARE                  001-15819                13-3883101
          --------                  ---------                ----------
(State or Other Jurisdiction       (Commission           (I.R.S. Employer
      of Incorporation)            File Number)         Identification No.)


                 40 WALL STREET, 58TH FLOOR, NEW YORK, NY 10005
                 ----------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


                                 (212) 509-1700
                                 --------------
              (Registrant's telephone number, including area code)


                                       N/A
                                       ---
          (Former name or former address, if changed since last report)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:

                                (Title of Class)
                                 --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                         [X] Yes  [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                            [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                          [X] Yes  [ ] No

State issuer's revenue for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $290,572

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                5,317,116 SHARES OUTSTANDING AS OF MARCH 30, 2007

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 NOT APPLICABLE

Transitional Small Business Disclosure Format (Check one):       [X] Yes  [ ] No

================================================================================

                                      INDEX

                                     PART I

Item 1.      Description of Business.                                       1

Item 2.      Description of Property.                                       3

Item 3.      Legal Proceedings.                                             3

Item 4.      Submission of Matters to a Vote of Security Holders.           3

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.      4

Item 6.      Managements' Discussion and Analysis or Plan of Operation.     5

Item 7.      Financial Statements.                                          7

Item 8.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.                           7

Item 8A.     Controls and Procedures.                                       7

Item 8B.     Other Information.                                             8

                                    PART III

Item 9.      Directors, Executive Officers, Promoters, Control Persons
             and Corporate Governance; Compliance With Section 16(a)
             of the Exchange Act.                                           8

Item 10.     Executive Compensation.                                        8

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.                   10

Item 12.     Certain Relationships and Related Transactions, and
             Director Independence.                                        11

Item 13.     Exhibits.                                                     11

Item 14.     Principal Accounting Fees and Services.                       11

SIGNATURES                                                                 12

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION

         We are a Delaware corporation organized on September 5, 1995. Beginning in 1999, through our wholly-owned subsidiary Activeworlds, Inc., we operated the business of providing Internet software products and services that enabled the delivery of three-dimensional content over the Internet. We operated this business until July 10, 2002 when we entered into an agreement to sell the subsidiary to our former management. The sale closed on September 11, 2002, at which time we became inactive. Since September 2002, we have not conducted any operations and have been searching to acquire an operating business. Our only expenses have related to seeking a reverse merger candidate, our auditing and legal fees, and other public company expenses.

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

         During 2006, we were not involved in advanced discussions with any parties relating to a reverse acquisition.

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

         o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as the stock market.

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

ITEM 3.       LEGAL PROCEEDINGS.

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock which trades on the Over-the-Counter Bulletin Board under the symbol "AWLD.OB."

Common Stock                      High            Low
------------                     ------         ------

2006
----
First Quarter                    $ 2.25         $ 0.42
Second Quarter                   $ 1.04         $ 0.68
Third Quarter                    $ 1.01         $ 0.66
Fourth Quarter                   $ 0.75         $ 0.52


2005
----
First Quarter                    $ 2.75         $ 1.25
Second Quarter                   $ 1.25         $ 0.43
Third Quarter                    $ 0.70         $ 0.47
Fourth Quarter                   $ 0.60         $ 0.41

HOLDERS

         As of March 30, 2007, there were 75 holders of record of our Common Stock holding 5,317,116 shares of Common Stock.

DIVIDEND POLICY

         We have never paid cash dividends on our Common Stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

SALES OF UNREGISTERED SECURITIES FOR THE YEAR ENDED DECEMBER 31, 2004.

         During the fiscal year ended December 31, 2006, we did not issue any shares of our Common Stock or other securities to any person or entity.

PURCHASES OF EQUITY SECURITIES.

         During the year ended December 31, 2006, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

EQUITY COMPENSATION PLANS

         The following table reflects information relating to equity compensation plans as of December 31, 2006.

                                                                               Weighted
                                                  Number of securities to    average price      Number of securities
                                                  be issued upon exercise    of outstanding     remaining available
           Plan Category                          of outstanding options        options         for future issuance
           -------------                          ----------------------     --------------     -------------------
Equity compensation plans approved by
security holders                                         1,611,350               $1.62               848,317

Equity compensation plans not approved by
security holders                                           246,667               $6.09                  0

ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Management's Discussion and Analysis or Plan of Operation contains forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

         The following discussion and analysis should be read in conjunction with our audited 2005 and 2006 financial statements which are included herein. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussions represent only the best present assessment of our management.

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

CRITICAL ACCOUNTING ESTIMATES

         Because we are inactive, we do not make the same judgments or estimates that are made by operating companies. See Note 2 to our Consolidated Financial Statements for a discussion of our significant accounting policies. However, our primary estimate for 2006 consisted of an estimate of the fair market value of 750,000 warrants issued in December 2004 to a company controlled by our principal stockholder.

RESULTS OF OPERATIONS

         We had no revenue for the fiscal years ended December 31, 2006 and 2005. The loss from operations in fiscal 2006 was $649,207 primarily consisting of $589,375 of a non-cash charge for the 750,000 warrants referred to above. In 2005, we incurred a loss of $652,148 primarily consisting of $615,000 of a non-cash charge for the 750,000 warrants referred to above.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2006, we had total assets of $247,241 consisting solely of cash and liabilities of $8,500.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) or Statement 123(R). Statement 123(R) revises Statement No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. Statement 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. Statement 123(R) is effective for the Company as of January 1, 2006. Accordingly, the provisions of Statement 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. The adoption of Statement 123(R) did not have a financial effect in 2006.

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

ITEM 7.  FINANCIAL STATEMENTS.

         See pages F-1 through F-12 at the end of this Report.

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

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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
                                                     Officer, Treasurer,
                                                     Secretary and Director

         Mr. Deson has been a director of Activeworlds since December 1999 and president since September 2002. He is a Managing Director, but not a Manager, of Baytree Capital Associates LLC. Since January 2000, Mr. Deson has been a Managing Partner of Deson Ventures, LLC, and a Managing Director of Deson & Co., Inc., both finance and investment firms principally focused on high technology companies. Additionally, since November 2002, Mr. Deson has been a Managing Member of Treeline Management, LLC, a money management firm. From 1990 to 2000, Mr. Deson was employed by Donaldson, Lufkin & Jenrette Securities Corporation as an Investment Banker. Mr. Deson is a director of Broadcaster, Inc. (BCSR: OTCBB) and SecureLogic Corp. (SLGI:BB) and was formerly a director of Technology Flavors and Fragrances, Inc. (TFF:AMEX) and e-Centives, Inc. (ECTV:OB). Mr. Deson earned his BS in Computer Technology and his MBA in Finance, both with Distinction, from the University of Michigan, Ann Arbor.

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

                            SUMMARY COMPENSATION TABLE

                     NAME AND
                PRINCIPAL POSITION          YEAR         TOTAL
                       (A)                  (B)         ($)(J)
                -----------------------     ----        ------
                Sean Deson                  2006          $0
                President and Secretary     2005          $0

OUTSTANDING AWARDS AT FISCAL YEAR END

         Listed below is information with respect to unexercised options, restricted stock that has not vested, and equity incentive plans for each named executive officer outstanding as of December 31, 2006:

                                                                OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                              ------------------------------------------------------------------------------------------------------
                                                            OPTION AWARDS                                         STOCK AWARDS
                              ---------------------------------------------------------------------------    -----------------------
                                                                    EQUITY
                                                                   INCENTIVE
                                                                     PLAN
                                                                    AWARDS:                                                MARKET
                                 NUMBER OF        NUMBER OF        NUMBER OF                                NUMBER OF     VALUE OF
                                SECURITIES       SECURITIES       SECURITIES                                SHARES OR    SHARES OR
                                UNDERLYING       UNDERLYING       UNDERLYING                                 UNITS OF     UNITS OF
                                UNEXERCISED      UNEXERCISED      UNEXERCISED     OPTION                    STOCK THAT   STOCK THAT
                                  OPTIONS          OPTIONS         UNEARNED      EXERCISE      OPTION        HAVE NOT      HAVE NOT
                                    (#)              (#)            OPTIONS       PRICE      EXPIRATION       VESTED       VESTED
           NAME                 EXERCISABLE     UNEXERCISABLE         (#)          ($)          DATE           (#)          ($)
           (A)                      (B)              (C)              (D)          (E)          (F)            (G)          (H)
--------------------------      -----------     -------------     -----------    --------    ----------    -----------   -----------
Sean Deson                      250,000         250,000                          $0.25       5/5/2009
                                146,667                                          $6.09      12/5/2009

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides information as of March 28, 2007 concerning the beneficial ownership of our Common Stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our Common Stock, and all executive officers and directors as a group.

   Name and Address of        Number of Shares    Percentage
    Beneficial Owners        of Common Stock(1)    of Class
--------------------------   ------------------   ----------
Michael Gardner                 3,223,160(2)        48.3%
40 Wall Street, 58th Floor
New York, NY 10005

Sean Deson                        396,667(3)         6.9%
40 Wall Street, 58th Floor
New York, NY 10005

Richard F. Noll                   416,352(4)         7.8%
95 Parker Street
Newburyport, MA 01950

J.P. McCormick                    399,983            7.5%
95 Parker Street
Newburyport, MA 01950

All officers and directors        396,667            6.9%
as a group (one person)

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

(2) Includes shares of Common Stock owned by Mr. Gardner and warrants to purchase 1,350,000 shares of Common Stock held by Baytree Capital Associates LLC of which Mr. Gardner is the managing member. Of these warrants, 300,000 are exercisable at $1.187 per share, 300,000 are exercisable at $0.06 per share and 750,000 are exercisable at $2.00 per share.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         Not applicable.

BOARD OF DIRECTORS

         Mr. Deson has determined that he is not an independent director within the meaning of the Nasdaq rules.

ITEM 13. EXHIBITS.

(a)      EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------
3.1             Certificate of Incorporation (1)
3.2             Amendment to Certificate of Incorporation dated
                September 29, 1995 (1)
3.3             Amendment to Certificate of Incorporation dated
                October 12, 1995 (1)
3.4             Amendment to Certificate of Incorporation dated
                January 21, 1999 (1)
3.5             Amendment to Certificate of Incorporation dated
                April 7, 2000 (2)
3.6             Bylaws (1)
3.7             Amended and Restated Bylaws (5)
4.1             Form of Common Stock Certificate (1)
10.1            Management Consulting Agreement (3)
10.2            2004 Stock Option Plan (4)
21              Subsidiaries of the Registrant
23              Consent of Pannell Kerr Forster, P.C.
31              CEO and CFO certifications required under Section 302 of the
                Sarbanes-Oxley Act of 2002
32              CEO and CFO certifications required under Section 906 of the
                Sarbanes-Oxley Act of 2002
----------
(1)      Contained in Form SB-2 filed on August 13, 1999
(2)      Contained in Form SB-2/A filed on April 12, 2000
(3)      Contained in Schedule 13-d/A filed on September 11, 2002
(4)      Contained in Form 10-QSB filed on August 13, 2004
(5)      Contained in Form SB-2/A filed on March 16, 2000


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-KSB for the fiscal year ended December 31, 2006 were $15,700 as compared to $16,500 for the fiscal year ended December 31, 2005.

AUDIT-RELATED FEES

         We did not incur any audit related fees during the fiscal years ended December 31, 2006 or 2005.

TAX FEES

         Our principal independent registered public accounting firm did not perform any tax related services for us during the fiscal years ended December 31, 2006 or 2005.

ALL OTHER FEES

         Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended December 31, 2006 or 2005.

         We do not have an audit committee and have not adopted audit committee pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2007
                                           ACTIVEWORLDS CORP.


                                           By:  /s/ Sean Deson
                                                -----------------------
                                                Sean Deson
                                                Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                   TITLE                              DATE
---------------   -----------------------------------         -------------
/s/ Sean Deson    Chief Financial Officer, (principal         April 10, 2007
---------------   financial and accounting officer) and
    Sean Deson    Director

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                    at December 31, 2006 and for years ended
                           December 31, 2006 and 2005

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Financial Statements

    Consolidated Balance Sheet - December 31, 2006                       F-3

    Consolidated Statement of Operations for Years
       Ended December 31, 2006 and 2005                                  F-4

    Consolidated Statement of Changes in Stockholders' Equity
       for Years Ended December 31, 2006 and 2005                        F-5

    Consolidated Statement of Cash Flows for Years
       Ended December 31, 2006 and 2005                                  F-6

    Notes to Consolidated Financial Statements                         F-7 to 12

             Report of Independent Registered Public Accounting Firm


To the Stockholders
Activeworlds Corp.


We have audited the accompanying consolidated balance sheet of Activeworlds Corp., as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activeworlds Corp. at December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.






                                                 /s/  PANNELL KERR FORSTER, P.C.




Boston, Massachusetts
April 9, 2007

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet
                                December 31, 2006

                                     Assets
Current assets
    Cash                                                                       $   247,241
                                                                               -----------
              Total current assets                                                 247,241
                                                                               -----------
              Total assets                                                     $   247,241
                                                                               -----------

                      Liabilities and Stockholders' Equity

Current liabilities
    Accrued liabilities                                                        $     8,500
                                                                               -----------
              Total current liabilities                                              8,500
                                                                               -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares
      issued or outstanding                                                             --
    Common stock, $.001 par value, 100,000,000 shares authorized,
      5,317,116 shares issued and outstanding                                        5,317
    Additional paid-in capital                                                   6,882,510
    Accumulated deficit                                                         (6,518,309)
    Accumulated other comprehensive (loss)                                        (130,777)
                                                                               -----------
              Total stockholders' equity                                           238,741
                                                                               -----------

              Total liabilities and stockholders' equity                       $   247,241
                                                                               -----------





                 See notes to consolidated financial statements

                                  ACTIVEWORLDS
                                      CORP.

                      Consolidated Statement of Operations


                                                             Year Ended December 31
                                                            ------------------------
                                                               2006           2005
                                                            ---------      ---------
Revenues                                                    $      --      $      --
                                                            ---------      ---------
Operating expenses
    Selling, general and administrative expenses              649,207        652,148
                                                            ---------      ---------
              Total operating expenses                        649,207        652,148
                                                            ---------      ---------
    (Loss) from operations                                   (649,207)      (652,148)
                                                            ---------      ---------
    (Loss) before income taxes                               (649,207)      (652,148)
Income taxes                                                       --             --
                                                            ---------      ---------
              Net (loss)                                     (649,207)      (652,148)
                                                            ---------      ---------
Other comprehensive (loss) - unrealized
  gain (loss) on securities (exchange rate translation)       (85,839)        (6,036)
                                                            ---------      ---------
              Comprehensive (loss)                          $(735,046)     $(658,184)
                                                            ---------      ---------
Net (loss) per share of common stock
    Basic                                                   $   (.138)     $   (.123)
                                                            ---------      ---------




















                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

            Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2006 and 2005

                                                                                                  Accumulated
                                 Preferred Stock       Common Stock     Additional                  Other                Total
                               ------------------  -------------------   Paid-In    Accumulated Comprehensive Treasury Stockholders'
                                Shares    Amount     Shares    Amount    Capital      Deficit      (Loss)       Stock     Equity
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------
Balances at January 1, 2005          --  $     --  5,317,116  $ 5,317  $ 5,678,135  $(5,216,954) $ (38,902)    $    --  $ 427,596
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------
Accumulated other comprehensive
  (loss)                                                                                            (6,036)                (6,036)

Compensation - warrants                                                    615,000                                        615,000

Net (loss) for year                                                                    (652,148)                         (652,148)
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------
  Balances at December 31, 2005      --        --  5,317,116    5,317    6,293,135   (5,869,102)   (44,938)         --    384,412

Accumulated other comprehensive
  (loss)                                                                                           (85,839)               (85,839)

Compensation - warrants                                                    589,375                                        589,375

Net (loss) for year                                                                    (649,207)                         (649,207)
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------
  Balances at December 31, 2006      --  $     --  5,317,116  $ 5,317  $ 6,882,510  $(6,518,309) $(130,777)    $    --  $ 238,741
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------











                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                     Year Ended December 31
                                                                                    ------------------------
                                                                                       2006           2005
                                                                                    ---------      ---------
Operating activities
    Net (loss)                                                                      $(649,207)     $(652,148)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Issuance of stock warrants for services                                        589,375        615,000
       Changes in operating assets and liabilities which provided (used) cash
          Accounts payable                                                                 --         (2,602)
                                                                                    ---------      ---------
              Net cash used in operating activities                                   (59,832)       (39,750)
                                                                                    ---------      ---------
Investing activities                                                                       --             --
                                                                                    ---------      ---------
Financing activities                                                                       --             --
                                                                                    ---------      ---------
Net decrease in cash                                                                  (59,832)       (39,750)
Cash at beginning of year                                                             307,073        346,823
                                                                                    ---------      ---------
              Cash at end of year                                                   $ 247,241      $ 307,073
                                                                                    ---------      ---------
















                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


Note 1 -      Organization and basis of presentation

              Activeworlds Corp. (the "Company") became inactive in July 2002 when it entered into an agreement to sell all of the issued and outstanding stock of its operating subsidiary, Activeworlds, Inc. The agreement closed in September 2002 and the Company's former management purchased Activeworlds, Inc. in exchange for their selling 2,595,445 shares or approximately 30% of the Company's common stock to the Company.

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

              G.  Stock Plans

                  Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) - SHARE-BASED PAYMENT ("SFAS No. 123 (R)"). This statement requires compensation expense to be measured based on the estimated fair value of share-based awards and recognize in income (loss) on a straight-line basis over the requisite service period which is generally the vesting period. As prescribed in FAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND Disclosure, the Company elected to use the "prospective method". The prospective method requires expense to be recognized for all grant awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options' vesting period. The adoption did not have a financial effect in 2006.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              H.  Capitalization

                  In 2004 the Board of Directors approved an increase in its authorized capital to 50,000,000 additional shares of common stock with a par value of $.001.

Note 3 -      Investments

              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,770 based on trading on the Australian Stock Exchange ("ASE"). Trading of the common stock of Green X Global Limited (Green X), formerly known as 3D Global Limited, was suspended pending the acquisition of Red X Property Pty. Ltd. ("Red X"). In anticipation of the acquisition Green X consolidated its share capital through a reverse stock split wherein the Company received one share for every 20 shares held. After the reverse split the Company holds 490,000 shares of Green X. The acquisition of Red X was completed during 2005, however, trading remained suspended.

              On November 17, 2006, pursuant to Section 436A of the Corporations Act, an Administrator was appointed due to financial difficulties of Green X. The Administrator is currently managing the business, property and affairs of Green X and interacting with creditors of Green X at this time. Due to the current facts and circumstances, management has decided to establish a reserve for the remaining carrying value of $85,839 in the investment in Green X Global Limited as of December 31, 2006, effectively offsetting the value of the investment. At December 31, 2005 the carrying value of the investment was adjusted for changes in exchange rates resulting in a decrease of $6,036. Accordingly, the carrying value of the investment at December 31, 2005 was $85,839.

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

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              The table below sets forth information as to options in 2006 and 2005:

                                                            Number        Weighted   Number of Shares    Weighted
                                                          of Shares       Average    Under Option in     Average
                                                            Under         Exercise    Excess or Less    Fair Value
                                                           Option          Price      Than Fair Value      Price
                                                         ----------      ----------     ----------       ----------
                  Outstanding at January 1, 2005          2,191,017      $     4.61          5,000       $      .77
                  Granted during the year                        --              --             --               --
                  Expired during the year                  (127,000)          (2.52)            --               --
                                                         ----------                     ----------
                    Outstanding at December 31, 2005      2,064,017            2.09          5,000              .77
                                                         ----------                     ----------
                  Granted during the year                        --              --             --               --
                  Expired during the year                  (206,000)            .12             --               --
                                                         ----------                     ----------
                    Outstanding at December 31, 2006      1,858,017            2.21          5,000              .77
                                                         ----------                     ----------
                  Exercisable at December 31, 2006        1,608,017            2.52          5,000              .77
                  Exercisable at December 31, 2005        1,809,014            2.35          5,000              .77

              The shares under options at December 31, 2006 were in the following exercise price ranges:

                                                                                    December 31, 2006
                                                         ------------------------------------------------------------------------
                                                                    Options Outstanding                Options Currently Exercisable
                                                         -----------------------------------------       ------------------------
                                                                          Weighted       Weighted                        Weighted
                                                                          Average         Average                        Average
                                                           Number         Exercise      Contractual        Number        Exercise
                        Exercise Range                   of Options        Price          Life           of Options       Price
                                                         ----------      ----------     ----------       ----------    ----------
                                                                              (in years)
                         $-0- - $6.75                     1,731,350      $     1.71              8        1,481,350    $     1.95
                         $6.76- $13.12                      126,667            9.07              5          126,667          9.07
                                                         ----------                                      ----------
                                                          1,858,017                                       1,608,017
                                                         ----------                                      ----------

              Warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully vested, can be exercised at $2.00 per share and expire three years from the date of the contract. A prior consulting contract had expired in August 2003. The fair value of the warrants of $1,230,000 issued for the consulting services are being expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. Expenses for consulting services under the contract were recognized in the amount of $589,375 and $615,000 for the years ended December 31, 2006 and 2005, respectively.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              The fair value was determined using the Black Scholes Model with the following assumptions:

                          Risk-free interest rate                     3.09%
                          Volatility                                  100.0%
                          Expected life                               3 years
                          Expected dividend yield                      0.00%


              Warrants outstanding as of December 31, 2006 are as follows:

                                                                Date          Exercise         Exercise         Shares under
                               Description                    Granted          Price            Period             Warrant
                  -----------------------------------       -----------     -----------       -----------        -----------
                  Marketing services                               4/99     $    3.80                 4/04           166,667
                  Financial services                               5/99          5.70                 5/04     *     166,667
                  Services in connection with
                   private placement                               6/99          5.70                 6/04           119,999
                  Placement agent warrants                         6/99       8.52-8.55               6/04     *      22,560
                  Public offering                                  5/00          4.675                5/05         1,260,000
                  Underwriter unit purchase warrants               5/00          4.675                5/05           126,000
                  Marketing and financial services                 8/00          1.187                8/10           300,000
                  Marketing services                               9/00          1.40                 9/05            25,000
                  Marketing services                              10/01          3.00                10/06            50,000
                  Marketing services                               8/02           .06                 8/07           300,000
                  Consulting services                             12/04          2.00                12/07           750,000
                                                                                                                   3,286,893

                  Cancellations                                                                                     (189,227)
                  Expirations                                                                                     (1,747,666)
                                                                                                                   1,350,000

               *  Warrants cancelled in connection with May 2000 public offering

              The estimated value of stock warrants during 2006 and 2005 ranged between $.06 and $2.00. The expense recognized for compensation and services for these stock warrants in 2006 and 2005 was $589,375 and $615,000, respectively.

Note 5 -      Income taxes

              The net operating loss carryforward at December 31, 2006 attributable to Activeworlds Corp. on the income tax reporting basis is approximately $3,621,000. An allowance has been established for the full amount of the gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements

              The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2006:

              Deferred tax asset - net operating loss carryforward  $ 1,448,533
              Valuation allowance                                    (1,448,533)

                 Net deferred tax asset                             $        --

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

Note 6 -      Net loss per share of common stock

              The number of shares on which the basic net loss per share of common stock has been calculated is as follows:

                                                             Weighted Average
                      Year Ended December 31,                Number of Shares
                    --------------------------              ------------------
                             2006                                5,317,116

                             2005                                5,317,116

              Diluted net loss per share of common stock has not been presented for 2006 and 2005 since the effect of including the stock options and warrants outstanding (note 4) would be antidilutive.

Note 7 -      Related party transactions

              The Company entered into a consulting agreement in 2004 with a company controlled by its principal stockholder. The agreement is for two years and grants 750,000 warrants for services (see note
              4). The contract expired in December 2006. Compensation relating to the contract was recognized in the amount of $589,375 in 2006 and $615,000 in 2005. Also see notes 1 and 4.