Form 10KSB/A
period 2006-12-31
ACTIVEWORLDS COM INC
filed 2007-05-18
CIK 1089531

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-KSB/A
                                 --------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 NOT APPLICABLE

Transitional Small Business Disclosure Format (Check one):       [X] Yes  [ ] No

================================================================================

                                EXPLANATORY NOTE

We are restating this report to correct an error in our financial statements in connection with an other than temporary impairment of investments in equity securities. The items we amended are:

Item 6
Item 7
Item 13

                                      INDEX



                                     PART II

Item 6.      Managements' Discussion and Analysis or Plan of Operation.

Item 7.      Financial Statements.


                                    PART III

Item 13.     Exhibits.


SIGNATURES

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

RESULTS OF OPERATIONS


         We had no revenue for the fiscal years ended December 31, 2006 and 2005. The loss from operations in fiscal 2006 was $649,207 primarily consisting of $589,375 of a non-cash charge for the 750,000 warrants referred to above. In 2005, we incurred a loss from operations of $652,148 primarily consisting of $615,000 of a non-cash charge for the 750,000 warrants referred to above. Our net loss for the year ended December 31, 2006 was $779,984 as compared to $652,148 for the year ended December 31, 2005. The difference is due to the realization in 2006 of an impairment of $130,777 in investments in equity securities.


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

                                    PART III


ITEM 13. EXHIBITS.

(a)      EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------
3.1             Certificate of Incorporation (1)
3.2             Amendment to Certificate of Incorporation dated
                September 29, 1995 (1)
3.3             Amendment to Certificate of Incorporation dated
                October 12, 1995 (1)
3.4             Amendment to Certificate of Incorporation dated
                January 21, 1999 (1)
3.5             Amendment to Certificate of Incorporation dated
                April 7, 2000 (2)
3.6             Bylaws (1)
3.7             Amended and Restated Bylaws (5)
4.1             Form of Common Stock Certificate (1)
10.1            Management Consulting Agreement (3)
10.2            2004 Stock Option Plan (4)
21              Subsidiaries of the Registrant(6)
31              CEO and CFO certifications required under Section 302 of the
                Sarbanes-Oxley Act of 2002
32              CEO and CFO certifications required under Section 906 of the
                Sarbanes-Oxley Act of 2002
----------
(1)      Contained in Form SB-2 filed on August 13, 1999
(2)      Contained in Form SB-2/A filed on April 12, 2000
(3)      Contained in Schedule 13-d/A filed on September 11, 2002
(4)      Contained in Form 10-QSB filed on August 13, 2004
(5)      Contained in Form SB-2/A filed on March 16, 2000
(6)      Contained in Form 10-KSB filed on April 13, 2007.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2007
                                           ACTIVEWORLDS CORP.


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

   SIGNATURE                   TITLE                              DATE
---------------   -----------------------------------         -------------
/s/ Sean Deson    Chief Financial Officer, (principal          May 18, 2007
---------------   financial and accounting officer) and
    Sean Deson    Director

                               ACTIVEWORLDS CORP.

                        Consolidated Financial Statements
                    at December 31, 2006 and for years ended
                           December 31, 2006 and 2005

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Financial Statements

    Consolidated Balance Sheet - December 31, 2006 (Restated)            F-3

    Consolidated Statement of Operations for Years
       Ended December 31, 2006 (Restated) and 2005                       F-4

    Consolidated Statement of Changes in Stockholders' Equity
       for Years Ended December 31, 2006 (Restated) and 2005             F-5

    Consolidated Statement of Cash Flows for Years
       Ended December 31, 2006 (Restated) and 2005                       F-6

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






                                                 /s/  PANNELL KERR FORSTER, P.C.





Boston, Massachusetts
 April 9, 2007, except for note 8
 as to which the date is May 15, 2007

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet
                                December 31, 2006
                                   (Restated)

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
                                                                               -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares
      issued or outstanding                                                             --
    Common stock, $.001 par value, 100,000,000 shares authorized,
      5,317,116 shares issued and outstanding                                        5,317
    Additional paid-in capital                                                   6,882,510
    Accumulated deficit                                                         (6,649,086)
    Accumulated other comprehensive (loss)                                              --
                                                                               -----------
              Total stockholders' equity                                           238,741
                                                                               -----------

              Total liabilities and stockholders' equity                       $   247,241
                                                                               -----------





                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations


                                                             Year Ended December 31
                                                            ------------------------
                                                               2006           2005
                                                            ---------      ---------
                                                            (Restated)
Revenues                                                    $      --      $      --
                                                            ---------      ---------
Operating expenses
    Selling, general and administrative expenses              649,207        652,148
                                                            ---------      ---------
              Total operating expenses                        649,207        652,148
                                                            ---------      ---------
    (Loss) from operations                                   (649,207)      (652,148)

Other Expenses
    Loss on impariment - investments                         (130,777)            --
                                                            ---------      ---------
    (Loss) before income taxes                               (779,984)      (652,148)
Income taxes                                                       --             --
                                                            ---------      ---------
              Net (loss)                                     (779,984)      (652,148)
                                                            ---------      ---------
Other comprehensive income (loss)
  Unrealized gain (loss) on securities (exchange
    rate translation)                                              --         (6,036)
  Unrealized gain (loss) on securities -
    reclassification adjustment                                44,938             --
                                                            ---------      ---------
              Comprehensive (loss)                          $(735,046)     $(658,184)
                                                            ---------      ---------
Net (loss) per share of common stock
    Basic                                                   $   (.138)     $   (.123)
                                                            ---------      ---------



                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

            Consolidated Statement of Changes in Stockholders' Equity
                Years Ended December 31, 2006 (Restated) and 2005

                                                                                                  Accumulated
                                 Preferred Stock       Common Stock     Additional                  Other                Total
                               ------------------  -------------------   Paid-In    Accumulated Comprehensive Treasury Stockholders'
                                Shares    Amount     Shares    Amount    Capital      Deficit      (Loss)       Stock     Equity
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------
Balances at January 1, 2005          --  $     --  5,317,116  $ 5,317  $ 5,678,135  $(5,216,954) $ (38,902)    $    --  $ 427,596
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------
Accumulated other comprehensive
  (loss)                                                                                            (6,036)                (6,036)

Compensation - warrants                                                    615,000                                        615,000

Net (loss) for year                                                                    (652,148)                         (652,148)
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------
  Balances at December 31, 2005      --        --  5,317,116    5,317    6,293,135   (5,869,102)   (44,938)         --    384,412

Accumulated other comprehensive
  income (loss)
  Reclassification adjustment                                                                       44,938                 44,938

Compensation - warrants                                                    589,375                                        589,375

Net (loss) for year                                                                    (779,984)                         (779,984)
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------
  Balances at December 31, 2006      --  $     --  5,317,116  $ 5,317  $ 6,882,510  $(6,649,086) $      --     $    --  $ 238,741
                               --------  --------  ---------  -------  -----------  -----------  ---------     -------  ---------




                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows


                                                                                     Year Ended December 31
                                                                                    ------------------------
                                                                                       2006           2005
                                                                                    ---------      ---------
                                                                                    (Restated)
Operating activities
    Net (loss)                                                                      $(779,984)     $(652,148)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Issuance of stock warrants for services                                        589,375        615,000
       Loss on impairment - investments                                               130,777             --
       Changes in operating assets and liabilities which provided (used) cash
          Accounts payable                                                                 --         (2,602)
                                                                                    ---------      ---------
              Net cash used in operating activities                                   (59,832)       (39,750)
                                                                                    ---------      ---------
Investing activities                                                                       --             --
                                                                                    ---------      ---------
Financing activities                                                                       --             --
                                                                                    ---------      ---------
Net decrease in cash                                                                  (59,832)       (39,750)
Cash at beginning of year                                                             307,073        346,823
                                                                                    ---------      ---------
              Cash at end of year                                                   $ 247,241      $ 307,073
                                                                                    ---------      ---------



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


                  Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), whereas realized gains and losses are included in other income (expense).


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

              G.  Stock Plans


                  Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) - SHARE-BASED PAYMENT ("SFAS No. 123 (R)"). This statement requires compensation expense to be measured based on the estimated fair value of share-based awards and recognize in income (loss) on a straight-line basis over the requisite service period which is generally the vesting period. As prescribed in FAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND Disclosure, the Company elected to use the "prospective method". The prospective method requires expense to be recognized for all grant awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options' vesting period. Pro forma information as if the fair value method had been used in prior years is not presented, as pro forma compensation amounts are immaterial.The adoption did not have a financial effect in 2006.

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements


              H.  Capitalization

                  In 2004 the Board of Directors approved an increase in its authorized capital to 50,000,000 additional shares of common stock with a par value of $.001.

Note 3 -      Investments


              In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract. The fair market value at the date the common stock was transferred was $130,777 based on trading on the Australian Stock Exchange ("ASE"). Trading of the common stock of Green X Global Limited (Green X), formerly known as 3D Global Limited, was suspended pending the acquisition of Red X Property Pty. Ltd. ("Red X"). In anticipation of the acquisition Green X consolidated its share capital through a reverse stock split wherein the Company received one share for every 20 shares held. After the reverse split the Company holds 490,000 shares of Green X. The acquisition of Red X was completed during 2005, however, trading remained suspended. At December 31, 2005 the carrying value of the investment was adjusted for changes in exchange rates resulting in a decrease of $6,036. Accordingly, the carrying value of the investment at December 31, 2005 was $85,839.

              On November 17, 2006, pursuant to Section 436A of the Corporations Act, an Administrator was appointed due to financial difficulties of Green X. The Administrator is currently managing the business, property and affairs of Green X and interacting with creditors of Green X at this time. Due to the current facts and circumstances, management has decided to establish a reserve for the remaining carrying value of $85,839 in the investment in Green X Global Limited as of December 31, 2006, effectively offsetting the value of the investment. This impairment is considered to be other than temporary therefore a loss for the full value of the investment, $130,777, will be recognized in the net loss and the previous unrealized losses will be reclassified (see note 8).



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


Note 8 -      Correction of an error

              On May 10, 2007, the Company determined that its previously issued consolidated financial statements at December 31, 2006 and for the year ended December 31, 2006 need to be restated to correct an error in connection with an other than temporary impairment of investments in equity securities. The Company previously reported the impairment as temporary, reflected as an unrealized gain
              (loss) on securities under Other Comprehensive Income (Loss) of $85,839. The impairment deemed other than temporary requires that the entire impairment of $130,777 be realized and included in the net loss and a reclassification adjustment for the unrealized gain
              (loss) on securities from the previous years of $44,938 be included under Other Comprehensive Income (Loss).