Form 10QSB
period 2007-03-31
ACTIVEWORLDS COM INC
filed 2007-05-18
CIK 1089531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2007

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______

COMMISSION FILE NUMBER 001-15819

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

                           40 Wall Street, 58th Floor
                               New York, NY 10005
                               ------------------
          (Address of principal executive offices, including zip code)

                                 (212) 509-1700
                                 --------------
                (Issuer's telephone number, including area code)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,317,116 shares of common stock were outstanding as of May 15, 2007.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                      INDEX

                                                                                                    Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of March 31, 2007 (unaudited) and December 31, 2006                                 1

           Condensed Consolidated Statements of Operations
                for the three months ended March 31, 2007 (unaudited) and 2006 (unaudited)             2

           Condensed Consolidated Statements of Cash Flows for the three months
                ended March 31, 2007 (unaudited) and 2006 (unaudited)                                  3

           Notes to unaudited condensed consolidated interim financial statements                      4

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                                    7

ITEM 3.    Controls and Procedures                                                                     8

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                           9

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                 9

ITEM 3.    Defaults upon Senior Securities                                                             9

ITEM 4.    Submission of Matters to a Vote of Security Holders                                         9

ITEM 5.    Other Information                                                                           9

ITEM 6.    Exhibits                                                                                    9

ITEM 1.  FINANCIAL STATEMENTS

                               ACTIVEWORLDS CORP.
                           Consolidated Balance Sheet

                                                                                              March 31,          December 31,
                                                                                                2007                2006 *
                                                                                           -------------        -------------
                                                                                            (Unaudited)
                                                            Assets

Current assets
    Cash                                                                                   $     245,102        $     247,241
                                                                                           -------------        -------------
              Total current assets                                                               245,102              247,241
                                                                                           -------------        -------------
              Total assets                                                                 $     245,102        $     247,241
                                                                                           =============        =============

                                             Liabilities and Stockholders' Equity

Current liabilities
    Accrued liabilities                                                                    $      11,500        $       8,500
                                                                                           -------------        -------------
              Total current liabilities                                                           11,500                8,500

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued
      or outstanding                                                                                  --                   --
    Common stock, $.001 par value, 100,000,000 shares authorized, 5,317,116 shares
      issued                                                                                       5,317                5,317
    Additional paid-in capital                                                                 6,882,510            6,882,510
    Accumulated deficit                                                                       (6,654,225)          (6,649,086)
    Accumulated other comprehensive income (loss)                                                     --                   --
                                                                                           -------------        -------------
              Total stockholders' equity                                                         233,602              238,741
                                                                                           -------------        -------------
              Total liabilities and stockholders' equity                                   $     245,102        $     247,241
                                                                                           =============        =============

*Derived from audited financial statements

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.
                      Consolidated Statement of Operations

                                                                                                 Three Months Ended
                                                                                                      March 31
                                                                                           -------------------------------
                                                                                               2007              2006
                                                                                           -------------     -------------
                                                                                                    (Unaudited)

Revenues                                                                                   $          --     $          --
                                                                                           -------------     -------------
Operating expenses
    Selling, general and administrative expenses                                                   5,139           162,965
    Research and development expenses                                                                 --                --
                                                                                           -------------     -------------
              Total operating expenses                                                             5,139           162,965
                                                                                           -------------     -------------
    Loss from operations                                                                          (5,139)         (162,965)
                                                                                           -------------     -------------
Loss before income taxes                                                                          (5,139)         (162,965)
                                                                                           -------------     -------------
Income taxes                                                                                          --                --
                                                                                           -------------     -------------
    Net loss                                                                               $      (5,139)    $    (162,965)
                                                                                           =============     =============
Net loss per share of common stock
    Basic                                                                                  $       (.001)    $       (.031)
                                                                                           =============     =============

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.
                      Consolidated Statement of Cash Flows

                                                                                                 Three Months Ended
                                                                                                      March 31
                                                                                           -------------------------------
                                                                                               2007              2006
                                                                                           -------------     -------------
                                                                                                     (Unaudited)
Operating activities
    Net (loss)                                                                             $      (5,139)    $    (162,965)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Stock options issued for services                                                              --           153,750
    Changes in operating assets and liabilities which provided (used) cash
       Accrued liabilities                                                                         3,000             2,000
                                                                                           -------------     -------------
              Net cash used in operating activities                                               (2,139)           (7,215)
                                                                                           -------------     -------------
Net decrease in cash                                                                              (2,139)           (7,215)
Cash at beginning of period                                                                      247,241           307,073
                                                                                           -------------     -------------
              Cash at end of period                                                        $     245,102     $     299,858
                                                                                           =============     =============


See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.
                   Notes to Consolidated Financial Statements
                                 March 31, 2007


Note 1 -      Basis of presentation

              The accompanying 2007 and 2006 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2006 and 2005.

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

                               ACTIVEWORLDS CORP.
                   Notes to Consolidated Financial Statements
                                 March 31, 2007

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

              On November 17, 2006, pursuant to Section 436A of the Corporations Act, an Administrator was appointed due to financial difficulties of Green X. The Administrator is currently managing the business, property, and affairs of Green X and interacting with creditors of Green X at this time. Due to the facts and circumstances management decided to establish a reserve for the remaining carrying value of $85,839 in the investment in Green X Global Limited as of December 31, 2006, effectively offsetting the value of the investment. This impairment is considered to be other than temporary therefore a loss for the full value of the investment, $130,777, was recognized in the net loss and the previous unrealized losses were reclassified as of December 31, 2006. The impairment continues to be other than tmporary and the investment remains fully reserved at March 31, 2007.

Note 3 -      Income taxes

              At March 31, 2007, the Company has a net operating loss carryforward of approximately $3,623,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $1,449,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 -      Net (loss) per share of common stock

              The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                           Weighted Average
              Three Months Ended March 31,                 Number of Shares
              ---------------------------                  -----------------
                    (Unaudited)

                        2007                                   5,317,116
                        2006                                   5,317,116

              Diluted net (loss) per share of common stock has not been presented for the three months ended March 31, 2007 and 2006 since the effect of including the stock options and warrants outstanding would be antidilutive.

                               ACTIVEWORLDS CORP.
                   Notes to Consolidated Financial Statements
                                 March 31, 2007

Note 5 -      Related party transactions - warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully-vested, can be exercised at $2.00 per share and expire three years from the date of the contract. The fair values of the warrants of $1,230,000 issued for the consulting services was expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. The contract expired in December 2006. Expenses for consulting services under the contract were recognized in the amount of $-0-and $153,750 for the three months ended March 31, 2007 and 2006, respectively. The fair value was determined using the Black Scholes Model with the following assumptions:

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

OVERVIEW

         We are a Delaware corporation organized on September 5, 1995.We have been inactive since September 2002 since we sold our business to our former management. We are now seeking business opportunities. We have not had revenues from operations since July 2002.

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

RESULTS OF OPERATIONS

         We had no revenue for the quarters ended March 31, 2007 and 2006. Our net loss in the first quarter of 2007 was $5,139 in contrast to m $162,965 in the first quarter of 2006. In the first quarter of 2006, our primary cost was approximately $154,000 of non-cash expense related to the amortization of warrants which were fully amortized as of January 1, 2007. Our only expenses are currently public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007 we had total assets of $245,102 consisting of cash and total liabilities of $11,500. At December 31, 2006, we had total assets of $247,241, which included cash, and total liabilities of $8,500.

         For further information, see our report on Form 10-KSB for the year ended December 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         As of March 31, 2007, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 18, 2007 by the undersigned, thereunto duly authorized.


                                          ACTIVEWORLDS CORP.

                                          /s/ Sean Deson
                                          ------------------------------------
                                          Sean Deson, Chief Executive Officer