Form 10QSB
period 2007-06-30
Activeworlds Corp
filed 2007-08-16
CIK 1089531

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

                   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2007

                   [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,317,116 shares of common stock were outstanding as of August 15, 2007.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                      INDEX

                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of June 30, 2007 (unaudited)
                and December 31, 2006 (unaudited)                            1

           Condensed Consolidated Statements of Operations
                for the three months and six months ended
                June 30, 2007 (unaudited) and 2006 (unaudited)               2

           Condensed Consolidated Statements of Cash Flows
                for the three months ended June 30, 2007 (unaudited)
                and 2006 (unaudited)                                         3

           Notes to unaudited condensed consolidated
                interim financial statements                                 4

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                          7

ITEM 3.    Controls and Procedures                                           8


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                 9

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds       9

ITEM 3.    Defaults upon Senior Securities                                   9

ITEM 4.    Submission of Matters to a Vote of Security Holders               9

ITEM 5.    Other Information                                                 9

ITEM 6.    Exhibits                                                          9

ITEM 1.  FINANCIAL STATEMENTS

                               ACTIVEWORLDS CORP.

                           Consolidated Balance Sheet

                                                                        June 30,       December 31,
                                                                          2007            2006*
                                                                      -----------      ------------
                                                                      (Unaudited)
                                 Assets

Current assets
    Cash                                                              $   230,795      $   247,241
                                                                      -----------      -----------
              Total current assets                                        230,795          247,241
                                                                      -----------      -----------

              Total assets                                            $   230,795      $   247,241
                                                                      -----------      -----------

                   Liabilities and Stockholders' Equity

Current liabilities
    Accrued liabilities                                               $     3,000      $     8,500
                                                                      -----------      -----------
              Total current liabilities                                     3,000            8,500
                                                                      -----------      -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized,
      no shares issued  or outstanding                                         --               --
    Common stock, $.001 par value, 100,000,000 shares authorized,
       5,317,116 shares issued                                              5,317            5,317
    Additional paid-in capital                                          6,882,510        6,882,510
    Accumulated deficit                                                (6,660,032)      (6,649,086)
    Accumulated other comprehensive income (loss)                              --               --
                                                                      -----------      -----------
              Total stockholders' equity                                  227,795          238,741
                                                                      -----------      -----------

              Total liabilities and stockholders' equity              $   230,795      $   247,241
                                                                      -----------      -----------

----------
* Derived from audited financial statements

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Operations

                                                        Three Months Ended            Six Months Ended
                                                             June 30                       June 30
                                                     ------------------------      ------------------------
                                                       2007           2006           2007           2006
                                                     ---------      ---------      ---------      ---------
                                                           (Unaudited)                   (Unaudited)
Revenues                                             $      --      $      --      $      --      $      --
                                                     ---------      ---------      ---------      ---------

Operating expenses
    Selling, general and administrative expenses
                                                         5,807        163,715         10,946        326,140
    Research and development expenses                       --             --             --             --
                                                     ---------      ---------      ---------      ---------
              Total operating expenses                   5,807        163,175         10,946        326,140
                                                     ---------      ---------      ---------      ---------

    Loss from operations                                (5,807)      (163,175)       (10,946)      (326,140)
                                                     ---------      ---------      ---------      ---------

    Loss before income taxes                            (5,807)      (163,175)       (10,946)      (326,140)
Income taxes                                                --             --             --             --
                                                     ---------      ---------      ---------      ---------

    Net loss                                         $  (5,807)     $(163,175)     $ (10,946)     $(326,140)
                                                     ---------      ---------      ---------      ---------

Net loss per share of common stock
    Basic                                            $   (.001)     $   (.031)     $   (.002)     $   (.061)
                                                     ---------      ---------      ---------      ---------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                      Consolidated Statement of Cash Flows

                                                                                      Six Months Ended
                                                                                          June 30
                                                                                  ------------------------
                                                                                     2007           2006
                                                                                  ---------      ---------
                                                                                         (Unaudited)
Operating activities
    Net loss                                                                      $ (10,946)     $(326,140)
    Adjustment to reconcile net loss to net cash used in operating activities
       Stock warrants issued for services                                                --        307,500
    Changes in operating assets and liabilities which provided (used) cash
          Accrued liabilities                                                        (5,500)        (5,500)
                                                                                  ---------      ---------
              Net cash used in operating activities                                 (16,446)       (24,140)
                                                                                  ---------      ---------

Net decrease in cash                                                                (16,446)       (24,140)
Cash at beginning of period                                                         247,241        307,073
                                                                                  ---------      ---------

              Cash at end of period                                               $ 230,795      $ 282,933
                                                                                  ---------      ---------

See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.

                   Notes to Consolidated Financial Statements
                                  June 30, 2007

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

         On November 17, 2006, pursuant to Section 436A of the Corporations Act, an Administrator was appointed due to financial difficulties of Green
         X. The Administrator is currently managing the business, property, and affairs of Green X and interacting with creditors of Green X at this time. Due to the facts and circumstances management decided to establish a reserve for the remaining carrying value of $85,839 in the investment in Green X Global Limited as of December 31, 2006, effectively offsetting the value of the investment. This impairment is considered to be other than temporary therefore a loss for the full value of the investment, $130,777, was recognized in the net loss and the previous unrealized losses were reclassified as of December 31, 2006. The impairment continues to be other than temporary and the investment remains fully reserved at June 30, 2007.

Note 3 - Income taxes

         At June 30, 2007, the Company has a net operating loss carryforward of approximately $3,638,000 that may be used to offset future taxable income.

         An allowance has been established for the full amount of gross deferred tax asset of approximately $1,455,000 due to the uncertainty of utilizing the deferred taxes in the future.

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

         Diluted net (loss) per share of common stock has not been presented for the six months ended June 30, 2007 and 2006 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 - Related party transactions - warrants

         In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The warrants are fully-vested, can be exercised at $2.00 per share and expire three years from the date of the contract. The fair values of the warrants of $1,230,000 issued for the consulting services was expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. The contract expired in December 2006. Expenses for consulting services under the contract were recognized in the amount of $-0- and $307,500 for the six months ended June 30, 2007 and 2006, respectively. The fair value was determined using the Black-Scholes Model with the following assumptions:

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

OVERVIEW

         We are a Delaware corporation organized on September 5, 1995. We have been inactive since September 2002 since we sold our business to our former management. We are now seeking business opportunities. We have not had revenues from operations since July 2002.

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

RESULTS OF OPERATIONS

         We had no revenue for the quarter and six months ended June 30, 2007 and 2006. Our net loss for the three and six months ended June 30, 2007 was $5,807 and $10,946, respectively, in contrast to $163,175 and $326,140, respectively, for the same periods of 2006. The 2006 expenses were primarily non-cash expense related to the amortization of warrants which were fully amortized as of January 1, 2007. Our only expenses are currently public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2007 we had total assets of $230,795 consisting of cash and total liabilities of $3,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         As of June 30, 2007, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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


ITEM 6.  EXHIBITS

         (a)      EXHIBIT INDEX

Exhibit
Number     Description
--------   ---------------------------------------------------------------------
31        Certification of CEO and CFO
32        Section 1350 certification of CEO and CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 16, 2007 by the undersigned, thereunto duly authorized.


                                           ACTIVEWORLDS CORP.


                                           /s/ Paul Goodman
                                           ----------------
                                           Paul Goodman, Chief Executive Officer