Form 10QSB
period 2007-09-30
Activeworlds Corp
filed 2007-11-19
CIK 1089531

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period ended September 30, 2007

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from _______________to _______________

                        COMMISSION FILE NUMBER 001-15819
                                               ---------

                                ----------------

                               ACTIVEWORLDS CORP.
        (Exact name of small business issuer as specified in its charter)

                                ----------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,250,010 shares of common stock were outstanding as of November 19, 2007.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                      INDEX

                                                                           Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets
            as of September 30, 2007 (unaudited) and December 31, 2006
            (unaudited)                                                      1

         Condensed Consolidated Statements of Operations
            for the three months and nine months ended September 30, 2007
            (unaudited) and 2006 (unaudited)                                 2

         Condensed Consolidated Statements of Cash Flows
            for the three months ended September 30, 2007
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ACTIVEWORLDS CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2007          2006 *
                                                                                       -----------    -----------
                                                                                       (Unaudited)
                                     Assets

Current assets
    Cash                                                                               $   247,049    $   247,241
                                                                                       -----------    -----------
              Total current assets                                                         247,049        247,241
                                                                                       -----------    -----------
              Total assets                                                             $   247,049    $   247,241
                                                                                       -----------    -----------


                      Liabilities and Stockholders' Equity

Current liabilities
    Accrued liabilities                                                                $     3,000    $     8,500
                                                                                       -----------    -----------
              Total current liabilities                                                      3,000          8,500
                                                                                       -----------    -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value, 500,000 shares authorized, no shares
      issued or outstanding                                                                     --             --
    Common stock, $.001 par value, 100,000,000 shares authorized,
      6,250,010 shares issued                                                                6,250          5,317
    Additional paid-in capital                                                           7,193,706      6,882,510
    Accumulated deficit                                                                 (6,955,907)    (6,649,086)
                                                                                       -----------    -----------
              Total stockholders' equity                                                   244,049        238,741
                                                                                       -----------    -----------
              Total liabilities and stockholders' equity                               $   247,049    $   247,241
                                                                                       -----------    -----------






------------
*    Derived from audited financial statements


                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30             SEPTEMBER 30
                                                   ----------------------    ----------------------
                                                      2007         2006         2007         2006
                                                   ---------    ---------    ---------    ---------
                                                         (Unaudited)               (Unaudited)
Revenues                                           $      --    $      --    $      --    $      --
                                                   ---------    ---------    ---------    ---------

Operating expenses
    Selling, general and administrative expenses     295,875      157,363      306,821      483,503
    Research and development expenses                     --           --           --           --
                                                   ---------    ---------    ---------    ---------
              Total operating expenses               295,875      157,363      306,821      483,503
                                                   ---------    ---------    ---------    ---------

    Loss from operations                            (295,875)    (157,363)    (306,821)    (483,503)
                                                   ---------    ---------    ---------    ---------
    Loss before income taxes                        (295,875)    (157,363)    (306,821)    (483,503)
Income taxes                                              --           --           --           --
                                                   ---------    ---------    ---------    ---------
    Net loss                                       $(295,875)   $(157,363)   $(306,821)   $(483,503)
                                                   ---------    ---------    ---------    ---------
Net loss per share of common stock
    Basic                                          $   (.055)   $   (.030)   $   (.057)   $   (.091)
                                                   ---------    ---------    ---------    ---------







                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                  ----------------------
                                                                                     2007         2006
                                                                                  ---------    ---------
                                                                                       (Unaudited)
Operating activities
    Net (loss)                                                                    $(306,821)   $(483,503)
    Adjustment to reconcile net (loss) to net cash used in operating activities
       Stock options issued for services                                            293,379      461,250
    Changes in operating assets and liabilities which provided (used) cash
       Accrued liabilities                                                           (5,500)      (5,500)
                                                                                  ---------    ---------
              Net cash used in operating activities                                 (18,942)     (27,753)
                                                                                  ---------    ---------

Financing activities
    Exercise of warrants                                                             18,750           --
                                                                                  ---------    ---------

Net decrease in cash                                                                   (192)     (27,753)
Cash at beginning of period                                                         247,241      307,073
                                                                                  ---------    ---------

              Cash at end of period                                               $ 247,049    $ 279,320
                                                                                  ---------    ---------




                 See notes to consolidated financial statements

                               ACTIVEWORLDS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

              On November 17, 2006, pursuant to Section 436A of the Corporations Act, an Administrator was appointed due to financial difficulties of Green X. The Administrator is currently managing the business, property, and affairs of Green X and interacting with creditors of Green X at this time. Due to the facts and circumstances, management decided to establish a reserve for the remaining carrying value of $85,839 in the investment in Green X Global Limited as of December 31, 2006, effectively offsetting the value of the investment. The impairment is considered to be other than

                               ACTIVEWORLDS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


              temporary therefore a loss for the full value of the investment, $130,777, was recognized in the net loss and the previous unrealized losses were reclassified as of December 31, 2006. The investment continues to be other than temporary and the investment remains fully reserved at September 30, 2007.

Note 3 -      Income taxes

              At September 30, 2007, the Company has a net operating loss carryforward of approximately $3,640,000 that may be used to offset future taxable income.

              An allowance has been established for the full amount of gross deferred tax asset of approximately $1,456,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 4 -      Net (loss) per share of common stock
              The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

                                                              Weighted Average
                     Nine Months Ended September 30,          Number of Shares
                     -------------------------------          ----------------
                               (Unaudited)

                                   2007                          5,398,459

                                   2006                          5,317,116

              Diluted net (loss) per share of common stock has not been presented for the nine months ended September 30, 2007 and 2006 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 5 -      Related party transactions - warrants

              In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract was for two years from the date of the contract (measurement date). The fair value of the warrants of $1,230,000 issued for the consulting services was expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company's stock subsequent to the measurement date. The contract expired in December 2006. Expenses for consulting services under the contract were recognized in the amount of $-0- and $461,250 for the nine months ended September 30, 2007 and 2006, respectively. The fair value was determined using the Black Scholes Model with the following assumptions:

                   Risk-free interest rate                       3.09%
                   Volatility                                   100.0%
                   Expected life                              3 years
                   Expected dividend yield                       0.00%


              In August 2007, the sole member of the Corporation's Board of Directors reduced the exercise price of the 750,000 common stock warrants issued under the consulting contract described above, from $2.00 per share to $0.25 per share. The modification in fair value as a result of the decrease in exercise price was determined using the Black Scholes Model with the following assumptions:

                               ACTIVEWORLDS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


                   Risk-free interest rate                       4.60%
                   Volatility                                   100.0%
                   Expected life                           3.5 months
                   Expected dividend yield                       0.00%


              In August 2007, the sole member of the Corporation's Board of Directors also reduced the exercise price of 300,000 common stock warrants issued under a separate contract, from $1.1875 per share to $0.25 per share. The modification in fair value as a result of the decrease in exercise price was determined using the Black Scholes Model with the following assumptions:

                   Risk-free interest rate                       4.60%
                   Volatility                                   100.0%
                   Expected life                              3 years
                   Expected dividend yield                       0.00%


              The total modification in fair value of the warrants described above was $293,379 and has been recognized as additional consulting services.

              In September 2007, the principal stockholder cashlessly exercised the 1,050,000 warrants at their reduced exercise price and an additional 300,000 warrants at $0.06 per share. The stockholder received a total of 857,894 common shares through the exercise of warrants.

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

RESULTS OF OPERATIONS

         We had no revenue for the quarter and nine months ended September 30, 2007 and 2006. Our net loss for the three and nine months ended September 30, 2007 was $295,875 and $306,821, respectively, in contrast to $157,363 and $483,503, respectively, for the same periods of 2006. The 2006 expenses were primarily non-cash expense related to the amortization of warrants which were fully amortized as of January 1, 2007. Our only expenses are currently public company expenses. The 2007 expenses were primarily non cash charges relating to the reduction of the exercise price of the warrants held by the Company's principal shareholder.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2007 we had total assets of $247,049 consisting of cash and total liabilities of $3,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         As of September 30, 2007, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Activeworlds required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBIT INDEX

Exhibit
Number       Description
--------     -------------------------------------------------------------------
 31         Certification of CEO and CFO
 32         Section 1350 certification of CEO and CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 19, 2007 by the undersigned, thereunto duly authorized.


                                           ACTIVEWORLDS CORP.


                                           /s/ Paul Goodman
                                           -------------------------------------
                                           Paul Goodman, Chief Executive Officer