Form 10KSB
period 2007-12-31
Activeworlds Corp
filed 2008-04-11
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

ACTIVEWORLDS CORP.

(Name of small business issuer in its charter)

———————

Delaware	001-15819	13-3883101
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

40 Wall Street, 58th Floor, New York, NY 10005

(Address of Principal Executive Office) (Zip Code)

(212) 509-1700

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

State issuer’s revenue for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $738,981

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  6,250,010 shares outstanding as of March 31, 2008

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

INDEX

PART I

Item 1.      Description of Business.

1

Item 2.      Description of Property.

3

Item 3.      Legal Proceedings.

3

Item 4.      Submission of Matters to a Vote of Security Holders.

3

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters and Small Business Issuer

Purchases of Equity Securities.

4

Item 6.      Management’s Discussion and Analysis or Plan of Operation.

4

Item 7.      Financial Statements.

6

Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

6

Item 8A.   Controls and Procedures.

6

Item 8B.   Other Information.

7

PART III

Item 9.      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act.

8

Item 10.    Executive Compensation.

8

Item 11.    Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

9

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

10

Item 13.    Exhibits.

10

Item 14.    Principal Accounting Fees and Services.

11

SIGNATURES

12

i

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

During 2007, we were not involved in advanced discussions with any parties relating to a reverse acquisition.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations with the Securities and Exchange Commission.  Under the SEC’s shell merger rules, we must file a Form 8-K within four business days of the closing of the transaction. The Form 8-K will also require us to provide the same kind of information on the successor company as would be included in the registration statement on Form 10-K including the successor’s business operations, its management and principal stockholders and audited financial statements. Accordingly, we will incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.  Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

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

A decision to participate in a specific business opportunity may be made upon our management’s analysis of the quality of the other company’s management and personnel, the anticipated acceptability of the business opportunity’s new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.  We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

•

Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

•

Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as the stock market.

•

Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•

The extent to which the business opportunity can be advanced;

•

Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

•

The cost of our participation as compared to the perceived tangible and intangible values and potential; and

•

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

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity.  The legal structure or method deemed by management to be suitable will be selected based upon management’s review and our relative negotiating strength.  We may agree to merge, consolidate or reorganize with another corporation or form of business organization.

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

Competition

In our effort to locate an attractive opportunity, we expect to encounter competition from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals.  Many of these persons or entities have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other public “blank check” companies, many of which may have more funds available for the investigation and selection of a business opportunity. In addition, we expect competition will be especially tough due to the recent downturns in the economy which includes poor performance by stocks in both the national markets and in the over-the-counter markets making it less attractive for private companies to “go public.”

ITEM 2.

DESCRIPTION OF PROPERTY.

We do not currently own or lease any property.  Until we make an acquisition, we will not have any need for our own office.  Pending that event, our principal stockholder provides us with an office and administrative services.

ITEM 3.

LEGAL PROCEEDINGS.

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock which trades on the Over-the-Counter Bulletin Board under the symbol “AWLD.OB.”

Common Stock	High	Low
2007
First Quarter	$0.80	$0.45
Second Quarter	$0.70	$0.50
Third Quarter	$0.57	$0.55
Fourth Quarter	$0.57	$0.25

2006
First Quarter	$1.65	$0.60
Second Quarter	$1.04	$0.68
Third Quarter	$1.01	$0.66
Fourth Quarter	$0.75	$0.52

Holders

As of March 19, 2008, there were 77 holders of record of our Common Stock holding 6,250,010 shares of Common Stock.

Dividend Policy

We have never paid cash dividends on our Common Stock.  Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

Sales of Unregistered Securities for the year ended December 31, 2007.

During the fiscal year ended December 31, 2007, we issued the following unregistered shares of our Common Stock:

Date	Class of Investor	No. of Shares	Consideration
8/24/07	Principal Shareholder	857,894	Cashless exercise of warrants
10/23/07	Counsel	75,000	Exercise of stock options

Purchases of Equity Securities.

During the year ended December 31, 2007, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Management’s Discussion and Analysis or Plan of Operation contain forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our audited 2006 and 2007 financial statements which are included herein.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussions represent only the best present assessment of our management.

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

Results of Operations

We had no revenue for the fiscal years ended December 31, 2007 and 2006.  The loss from operations in fiscal 2007 was $ 326,477 primarily consisting of $ 293,379 of a non-cash charge relating to the modification of 1,050,000 warrants held by our principal shareholder, which were exercised in 2007. In 2006, we incurred a loss from operations of $649,207 primarily consisting of $589,375 of a non-cash charge for the 750,000 warrants referred to above.  Our net loss for the year ended December 31, 2007 was $326,477 as compared to $779,984 for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had total assets of $232,893 including $232,893 of cash and liabilities of $8,500.

Forward-Looking Statements

This Report contains forward-looking statements that address, among other things, the adequacy of our working capital, In addition to these statements, trend analyses and other information including words such as “seek,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions are forward looking statements. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.  We anticipate that some or all of the results may not occur because of factors which we discuss in the “Risk Factors” section which follows.

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

In the future, our board of directors may issue one or more series of preferred stock that has more than one vote per share without a vote of our stockholders. This can prevent a third party from acquiring us even when it is in our stockholders’ best interests and reduce the price of our Common Stock.

Because our Common Stock will not be listed on a stock exchange or Nasdaq, investors may be unable to resell them.

Our Common Stock trades on the Over-the-Counter Bulletin Board.  The Bulletin Board is not liquid and trading is limited.  This may hinder an investor’s ability to sell Common Stock.  Accordingly, investors must be able to bear the financial risk of losing their entire investment.

Since our Common Stock is subject to the penny stock rules, investors may experience substantial difficulty in selling their securities.

The SEC has established penny stock rules, which restrict the ability of brokers to solicit the sale of certain securities of companies whose assets, revenue, and/or stock prices fall below minimal thresholds.  Since we are subject to these rules, our Common Stock is deemed a “penny stock.” The penny stock rules limit the ability of a broker to solicit purchasers, which reduces liquidity.  They also generally require a broker to deliver a standardized risk disclosure document prior to a transaction in a penny stock.  The broker must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  These additional requirements may hinder investor’s ability to sell their Common Stock.

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

ITEM 8A(T).

CONTROLS AND PROCEDURES.

Disclosure Controls.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, consisting of one person who serves as our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

We have only one officer and director.

Name	Age	Position(s)
Paul Goodman	46	President, Secretary, Treasurer and Director

Mr. Goodman has been our sole officer and director since July 2007.  Mr. Goodman is a partner in the New York City law firm of Cyruli Shanks & Zizmor LLP and concentrates on the representation of Internet and new media clients handling a wide range of corporate and financing transactions including venture capital, angel round investing and mergers and acquisitions. He was formerly a faculty member of the Queens College Computer Science Department and is the author of five books on computer programming. Mr. Goodman became a director of Broadcaster, Inc. in May 2007 and a director of Maxus Technology Corporation in December 2006. He has also been on the board of directors of SecureLogic Corp. since 1999. He serves on the Audit Committee of each of these corporations. Mr. Goodman received his law degree from the City University of New York and also holds a Bachelors and Masters Degree in Computer Science.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

Not applicable.

Limitation of Our Director’s Liability

Our certificate of incorporation eliminates the liability of our directors for monetary damages to the fullest extent possible.  However, our sole director (and future directors) remains liable for:

•

any breach of the director's duty of loyalty to us or our stockholders,

•

acts or omission not in good faith or that involve intentional misconduct or a knowing violation of law,

•

payments of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law, or

•

any transaction from which the director derives an improper personal benefit.

These provisions do not affect any liability any director may have under federal and state securities laws.

Code of Ethics

Since we have no employees, and only one officer and director, we have not adopted a code of ethics.

ITEM 10.

EXECUTIVE COMPENSATION.

We currently have no employees, and Mr. Paul Goodman our President, is our only executive officer.  Mr. Goodman receives no compensation.

Summary Compensation Table
		Annual Compensation
(a)	(b)	(c)
Name and Principal Position	Year	Salary ($)
	2007	$0
Paul Goodman, President and Secretary	2006	__
	2005	__

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, restricted stock that has not vested, and equity incentive plans for each named executive officer outstanding as of December 31, 2007:

	Option Awards				Stock Awards
Name (A)	No. Of Securities Underlying Unexercised Options (#) Exercisable (B)	No. Of Securities Underlying Unexercised Options (#) Unexercisable (C)	Equity Incentive Plan Awards:No. Of Securities Underlying Unexercised Unearned Options (#) (D)	Option Exercise Price ($) (E)	No. Of Shares Or Units Of Stock That Have Not Vested (#) (G)	Market Value Of Shares Or Units Of Stock That Have Not Vested (#) (H)
Paul Goodman	100,000	0		$0.25

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of March 31, 2007 concerning the beneficial ownership of our Common Stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our Common Stock, and all executive officers and directors as a group.

Name and Address of Beneficial Owners	Number of Shares of Common Stock(1)	Percentage of Class
Michael Gardner	2,731,054(2)	43.7%
40 Wall Street, 58th Floor
New York, NY 10005

Paul Goodman	100,000(3)	1.6%
40 Wall Street, 58th Floor
New York, NY 10005

Richard F. Noll	416,352(4)	6.7%
95 Parker Street
Newburyport, MA 01950

J.P. McCormick	399,983	6.4%
95 Parker Street
Newburyport, MA 01950

All officers and directors as a group (one person)	100,000	1.6%

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

(2) Includes 857,894 shares of Common Stock held by Baytree Capital Associates LLC of which Mr. Gardner is the managing member.

(3) Consists of options exercisable at $0.25 until May 5, 2009.

(4) Includes 16,352 shares of Common Stock owned by Mr. Noll’s wife, as to which he disclaims beneficial ownership.

Equity Compensation Plans

The following table reflects information relating to equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,536,350	$1.68	773,317
Equity compensation plans not approved by security holders	246,667	$6.09	0

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not Applicable

ITEM 13.

EXHIBITS.

Exhibit Number

Description

3.1

Certificate of Incorporation (1)

3.2

Amendment to Certificate of Incorporation dated September 29, 1995 (1)

3.3

Amendment to Certificate of Incorporation dated October 12, 1995 (1)

3.4

Amendment to Certificate of Incorporation dated January 21, 1999 (1)

3.5

Amendment to Certificate of Incorporation dated April 7, 2000 (2)

3.6

Restated Bylaws (5)

4.1

Form of Common Stock Certificate (1)

10.1

2004 Stock Option Plan (4)

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

(4)

Contained in Form 10-QSB filed on August 13, 2004

(5)

Contained in Form SB-2/A filed on March 16, 2000

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-KSB and 10-QSB for the fiscal year ended December 31, 2007 were $14,750 as compared to $15,700 for the fiscal year ended December 31, 2006.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended December 31, 2007 or 2006.

Tax Fees

Our principal independent registered public accounting firm did not perform any tax related services for us during the fiscal years ended December 31, 2007 or 2006.

All Other Fees

Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended December 31, 2007 or 2006.

We have not adopted audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2008

ACTIVEWORLDS CORP.

By:	/s/ Paul Goodman
Paul Goodman
President (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Goodman	Director	April 11, 2008
Paul Goodman

ACTIVEWORLDS CORP.

Consolidated Financial Statements

at December 31, 2007 and for years ended

December 31, 2007 and 2006

F– 1

Report of Independent Registered Public Accounting Firm

To the Stockholders

Activeworlds Corp.

We have audited the accompanying consolidated balance sheet of Activeworlds Corp., as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activeworlds Corp. at December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  PANNELL KERR FORSTER, P.C.

Boston, Massachusetts

April 8, 2008

F– 2

ACTIVEWORLDS CORP.

Consolidated Balance Sheet

December 31, 2007

Assets

Current assets
Cash	$232,893
Total current assets	232,893

Total assets	$232,893

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$8,500
Total current liabilities	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued or outstanding	–
Common stock, $.001 par value, 100,000,000 shares authorized, 6,250,010 shares issued and outstanding	6,250
Additional paid-in capital	7,193,706
Accumulated deficit	(6,975,563)
Total stockholders’ equity	224,393

Total liabilities and stockholders’ equity	$232,893

See notes to consolidated financial statements.

F– 3

ACTIVEWORLDS CORP.

Consolidated Statement of Operations

	Year Ended December 31
	2007	2006

Revenues	$–	$–

Operating expenses
Selling, general and administrative expenses	326,477	649,207
Total operating expenses	326,477	649,207

(Loss) from operations	(326,477)	(649,207)

Other expenses
Loss on impairment – investments	–	(130,777)

(Loss) before income taxes	(326,477)	(779,984)
Income taxes	–	–

Net (loss)	(326,477)	(779,984)

Other comprehensive income – unrealized
gain on securities – reclassification adjustment	–	44,938

Comprehensive (loss)	$(326,477)	$(735,046)

Net (loss) per share of common stock
Basic	$(.058)	$(.138)

See notes to consolidated financial statements.

F– 3

ACTIVEWORLDS CORP.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2007 and 2006

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital
Balances at January 1, 2006	–	$–	5,317,116	$5,317	$6,293,135

Accumulated other comprehensive income Reclassification adjustment

Compensation – warrants					589,375

Net (loss) for year

Balances at December 31, 2006	–	–	5,317,116	5,317	6,882,510

Warrant exercise			857,894	858	(858)

Option exercise			75,000	75	18,675

Compensation – warrants					293,379

Net (loss) for year

Balances at December 31, 2007	–	$–	6,250,010	$6,250	$7,193,706

See notes to consolidated financial statements.

F– 4

ACTIVEWORLDS CORP.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2007 and 2006

(continued)

		Accumulated Other		Total
	Accumulated	Comprehensive	Treasury	Stockholders’
	Deficit	Income (Loss)	Stock	Equity
Balances at January 1, 2006	$(5,869,102)	$(44,938)	$–	$384,412

Accumulated other comprehensive income Reclassification adjustment		44,938		44,938

Compensation – warrants				589,375

Net (loss) for year	(779,984)			(779,984)

Balances at December 31, 2006	(6,649,086)	–	–	238,741

Warrant exercise				–

Option exercise				18,750

Compensation – warrants				293,379

Net (loss) for year	(326,477)			(326,477)

Balances at December 31, 2007	$(6,975,563)	$–	$–	$224,393

See notes to consolidated financial statements.

F– 5

ACTIVEWORLDS CORP.

Consolidated Statement of Cash Flows

	Year Ended December 31
	2007	2006
Operating activities
Net (loss)	$(326,477)	$(779,984)
Adjustment to reconcile net (loss) to net cash used in operating activities
Issuance of stock options/warrants for services	293,379	589,375
Loss on impairment – investments	–	130,777
Net cash used in operating activities	(33,098)	(59,832)

Financing activities
Exercise of options	18,750	–

Net decrease in cash	(14,348)	(59,832)
Cash at beginning of year	247,241	307,073

Cash at end of year	$232,893	$247,241

See notes to consolidated financial statements.

F– 6

ACTIVEWORLDS CORP.

Notes to Consolidated Financial Statements

Note 1 –

Organization and basis of presentation

Activeworlds Corp. (the “Company”) became inactive in July 2002 when it entered into an agreement to sell all of the issued and outstanding stock of its operating subsidiary, Activeworlds, Inc. The agreement closed in September 2002 and the Company’s former management purchased Activeworlds, Inc. in exchange for their selling 2,595,445 shares or approximately 30% of the Company’s common stock to the Company.

In 2004, the Company formed a wholly-owned subsidiary, AWLD, Inc., a Delaware corporation. AWLD, Inc. then formed a wholly-owned subsidiary AWLD, Ltd., an Israeli company in anticipation of an acquisition which was not consummated by the Company.  Both AWLD, Inc. and AWLD, Ltd. were dissolved during 2007.

All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented as those of Activeworlds Corp.

The Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

Note 2 –

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

C.

Financial instruments

The estimated fair value of the Company’s financial instruments, which include cash and accrued liabilities, approximates carrying value.

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

ACTIVEWORLDS CORP.

Notes to Consolidated Financial Statements

F.

Income taxes

The Company reports income for tax purposes on the cash basis. Deferred taxes result from temporary differences and the net operating loss carryforward. An allowance for the full amount of the gross deferred tax asset has been established due to the uncertainty of utilizing the deferred tax asset in the future.

G.

Stock Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123(R)”). This statement requires compensation expense to be measured based on the estimated fair value of share-based awards and recognize in income (loss) on a straight-line basis over the requisite service period which is generally the vesting period. As prescribed in FAS No. 148 Accounting for Stock Based Compensation – Transition and Disclosure, the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all grant awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options’ vesting period. Pro forma information as if fair value method had been used in prior years is not presented, as pro forma compensation amounts are immaterial. The adoption did not have a financial effect in 2007 or 2006.

 H.

Capitalization

In 2004 the Board of Directors approved an increase in its authorized capital to 50,000,000 additional shares of common stock with a par value of $.001.

Note 3 –

Investments

In 2001 the Company agreed to accept 9,800,000 shares of common stock of its largest contract customer in full and final payment on the work completed to date on the contract.  The fair market value at the date the common stock was transferred was $130,777 based on trading on the Australian Stock Exchange (“ASE”).  Trading of the common stock of Green X Global Limited (Green X), formerly known as 3D Global Limited, was suspended pending the acquisition of Red X Property Pty. Ltd. (“Red X”). In anticipation of the acquisition Green X consolidated its share capital through a reverse stock split wherein the Company received one share for every 20 shares held. After the reverse split the Company holds 490,000 shares of Green X.  The acquisition of Red X was completed during 2005, however, trading remains suspended.

On November 17, 2006, pursuant to Section 436A of the Corporations Act, an Administrator was appointed due to financial difficulties of Green X.  The Administrator is currently managing the business, property and affairs of Green X and interacting with creditors of Green X at this time.  Due to the current facts and circumstances, management decided to establish a reserve for the remaining carrying value of $85,839 in the investment in Green X Global Limited as of December 31, 2006, effectively offsetting the value of the investment. This impairment is considered to be other than temporary, therefore a loss for the full value of the investment, $130,777, was recognized in the net loss and the previous unrealized losses were reclassified as of December 31, 2006. The impairment continues to be other than temporary and the investment remains fully reserved at December 31, 2007.

Note 4 –

Stock options and warrants

Stock options

In 1999, the Company established a qualified Stock Incentive Plan for its employees. From time to time, the Company issues non qualified stock options to independent contractors and others. In 2004, the Company adopted the 2004 Stock Option Plan authorizing 1,000,000 shares of common stock to be available under the Plan and approved the granting of 500,000 options to its sole director for services

ACTIVEWORLDS CORP.

Notes to Consolidated Financial Statements

rendered to the Company. 50% of the options granted vest immediately. The remaining 250,000 vest only if an acquisition occurs in which control of the Company changes as a result of the acquisition. The options are exercisable at $0.25 over a five-year period.

The table below sets forth information as to options in 2007 and 2006:

	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option in Excess or Less Than Fair Value	Weighted Average Fair Value Price
Outstanding at January 1, 2006	2,064,017	$2.09	5,000	$0.77

Granted during the year	–	–	–	–
Expired during the year	(206,000)	0.12	–	–
Outstanding at December 31, 2006	1,858,017	2.21	5,000	0.77

Granted during the year	–	–	–	–
Exercised during the year	(75,000)	(0.25)	–
Outstanding at December 31, 2007	1,783,017	2.29	5,000	0.77

Exercisable at December 31, 2007	1,533,017	2.63	5,000	0.77
Exercisable at December 31, 2006	1,608,017	2.52	5,000	0.77

The shares under options at December 31, 2007 were in the following exercise price ranges:

	December 31, 2007
	Options Outstanding			Options Currently Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Exercise	Contractual	Number	Exercise
Exercise Range	of Options	Price	Life	of Options	Price
			(in years)
$-0- – $6.75	1,656,350	$1.78	9	1,406,350	$2.05
$6.76– $13.12	126,667	9.07	10	126,667	9.07
	1,783,017			1,533,017

Warrants

In December 2004 the Company issued 750,000 common stock warrants to a company controlled by its principal stockholder. The consulting contract is for two years from the date of the contract (measurement date). The fair value of the warrants of $1,230,000 issued for the consulting services was expensed over the life of the consulting contract and is not affected by changes in the fair value of the Company’s stock subsequent to the measurement date. The contract expired in December 2006. Expense from consulting services under the contract were recognized in the amount of $-0- and $589,375 for the years ended December 31, 2007 and 2006, respectively.

The fair value has been determined using the Black Scholes Model with the following assumptions:

Risk-free interest rate	3.09%
Volatility	100.0%
Expected life	3 years
Expected dividend yield	0.00%

In August 2007, the sole member of the Corporation’s Board of Directors reduced the exercise price of the 750,000 common stock warrants issued under the consulting contract described above, from $2.00 per share to $0.25 per share. The modification in fair value as a result of the decrease in exercise price was determined using the Black Scholes Model with the following assumptions:

ACTIVEWORLDS CORP.

Notes to Consolidated Financial Statements

Risk-free interest rate	4.60%
Volatility	100.0%
Expected life	3.5 months
Expected dividend yield	0.00%

In August 2007, the sole member of the Corporation’s Board of Directors reduced the exercise price of the 300,000 common stock warrants issued under a separate contract, from $1.1875 per share to $0.25 per share. The modification in fair value as a result of the decrease in exercise price was determined using the Black Scholes Model with the following assumptions:

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

Warrants outstanding as of December 31, 2007 are as follows:

Description	Date Granted	Exercise Price	Exercise Period	Shares under Warrant
Marketing services	4/99	$3.80	4/04	166,667
Financial services	5/99	5.70	5/04	* 166,667
Services in connection with
private placement	6/99	5.70	6/04	119,999
Placement agent warrants	6/99	8.52-8.55	6/04	*22,560
Public offering	5/00	4.675	5/05	1,260,000
Underwriter unit purchase warrants	5/00	4.675	5/05	126,000
Marketing and financial services	8/00	1.187	8/10	300,000
Marketing services	9/00	1.40	9/05	25,000
Marketing services	10/01	3.00	10/06	50,000
Marketing services	8/02	0.06	8/07	300,000
Consulting services	12/04	2.00	12/07	750,000
				3,286,893

Exercised				(1,350,000)
Cancellations				(189,227)
Expirations				(1,747,666)

				–

*

Warrants cancelled in connection with May 2000 public offering

Note 5 –

Income taxes

The net operating loss carryforward at December 31, 2007 attributable to Activeworlds Corp. on the income tax reporting basis is approximately $3,948,000. An allowance has been established for the full amount of the gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

ACTIVEWORLDS CORP.

Notes to Consolidated Financial Statements

The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2007:

Deferred tax asset – net operating loss carryforward	1,579,124
Valuation allowance	(1,579,124)

Net deferred tax asset	$–

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

Note 6 –

Net loss per share of common stock

The number of shares on which the basic net loss per share of common stock has been calculated is as follows:

Year Ended December 31,	Weighted Average Number of Shares
2007	5,613,096
2006	5,317,116

Diluted net loss per share of common stock has not been presented for 2007 and 2006 since the effect of including the stock options and warrants outstanding (note 4) would be antidilutive.

Note 7 –

Related party transactions

The Company entered into a consulting agreement in 2004 with a company controlled by its principal stockholder. The agreement was for two years and granted 750,000 warrants for services (see note 4). Compensation relating to the contract was recognized in the amount of $-0- and $589,375 in 2007 and 2006, respectively. Also see notes 1 and 4.