Form 10-Q
period 2008-03-31
Activeworlds Corp
filed 2008-05-12
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
March 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ACTIVEWORLDS CORP.

(Exact name of registrant as specified in its charter)

———————

Delaware	001-15819	13-3883101
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

40 Wall Street, 58th Floor, New York, NY 10005

(Address of Principal Executive Office) (Zip Code)

(212) 509-1700

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	✓	Yes		No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 12, 2008 there were 6,250,010 shares of common stock outstanding
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		Yes		No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ACTIVEWORLDS CORP.

Balance Sheet

	March 31, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets
Cash	$229,987	$232,893
Total current assets	229,987	232,893

Total assets	$229,987	$232,893

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$11,500	$8,500
Total current liabilities	11,500	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value, 100,000,000 shares authorized, 6,250,010 shares issued and outstanding	6,250	6,250
Additional paid-in capital	7,193,706	7,193,706
Accumulated deficit	(6,981,469)	(6,975,563)
Total stockholders’ equity	218,487	224,393

Total liabilities and stockholders’ equity	$229,987	$232,893

See notes to financial statements

ACTIVEWORLDS CORP.

Statement of Operations

	Three Months Ended March 31
	2008	2007
	(Unaudited)

Revenues	$—	$—

Operating expenses
Selling, general and administrative expenses	5,906	5,139
Total operating expenses	5,906	5,139

Loss from operations	(5,906)	(5,139)

Loss before income taxes	(5,906)	(5,139)
Income taxes	—	—

Net loss	$(5,906)	$(5,139)

Net loss per share of common stock
Basic	$(.001)	$(.001)

See notes to financial statements

ACTIVEWORLDS CORP.

Statement of Cash Flows

	Three Months Ended March 31
	2008	2007
	(Unaudited)

Operating activities
Net (loss)	$(5,906)	$(5,139)
Adjustment to reconcile net (loss) to net cash used in operating activities
Changes in operating assets and liabilities which provided (used) cash
Accrued liabilities	3,000	3,000
Net cash used in operating activities	(2,906)	(2,139)

Net decrease in cash	(2,906)	(2,139)
Cash at beginning of period	232,893	247,241

Cash at end of period	$229,987	$245,102

See notes to financial statements

Note 1 –

Basis of presentation

The accompanying 2008 and 2007 unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, Activeworlds Corp. (the “Company”) believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB, which contains financial information for the years ended December 31, 2007 and 2006.

The information provided in these financial statements reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

The Company became inactive in July 2002 when the Company entered into an agreement to sell all of the issued and outstanding stock of its operating subsidiary, Activeworlds, Inc. The agreement closed in September 2002 and the Company’s former management purchased Activeworlds, Inc. in exchange for their selling 2,595,445 shares or approximately 30% of the Company’s common stock to the Company.

In 2004, the Company formed a wholly-owned subsidiary, AWLD, Inc., a Delaware corporation. AWLD, Inc. then formed a wholly-owned subsidiary AWLD, Ltd., an Israeli company in anticipation of an acquisition which was not consummated by the Company.  Both AWLD, Inc. and AWLD, Ltd. were dissolved during 2007.

All intercompany accounts and transactions have been eliminated in consolidation. The financial statements are presented as those of Activeworlds Corp.

The Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

Note 2 –

Income taxes

At March 31, 2008, the Company has a net operating loss carryforward of approximately $3,951,000 that may be used to offset future taxable income.

An allowance has been established for the full amount of gross deferred tax asset of approximately $1,580,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 3 –

Net (loss) per share of common stock

The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

Three Months Ended March 31,	Weighted Average Number of Shares
(Unaudited)
2008	6,250,010
2007	5,317,116

Diluted net (loss) per share of common stock has not been presented for the three months ended March 31, 2008 and 2007 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 4 –

Related party transactions – warrants

In August 2007, the sole member of the Company’s Board of Directors reduced the exercise price of the 750,000 common stock warrants issued under a consulting contract with the Company's principal stockholder, from $2.00 per share to $0.25 per share. The modification in fair value as a result of the decrease in exercise price was determined using the Black Scholes Model with the following assumptions:

Risk-free interest rate	4.60%
Volatility	100.0%
Expected life	3.5 months
Expected dividend yield	0.00%

In August 2007, the sole member of the Company’s Board of Directors reduced the exercise price of the 300,000 common stock warrants issued under a separate contract, from $1.1875 per share to $0.25 per share. The modification in fair value as a result of the decrease in exercise price was determined using the Black Scholes Model with the following assumptions:

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We had no revenue for the quarter and three months ended March 31, 2008 and 2007. Our net loss for the three months ended March 31, 2008 was $5,906 in contrast to $5,139 for March 31, 2007.  Our only expenses are currently public company expenses.

Liquidity and Capital Resources

At March 31, 2008 we had total assets of $229,987 consisting of cash and total liabilities of $11,500.

For further information, see our report on Form 10-KSB for the year ended December 31, 2007.

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

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not required for Smaller Reporting Companies

Item 4T.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we performed an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b)

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not Applicable.

Item 1A.

Risk Factors.

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

3.4

Amendment to Certificate of Incorporation dated January 21, 1999 (1)

3.5

Amendment to Certificate of Incorporation dated April 7, 2000 (2)

3.6

Restated Bylaws (3)

31

PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32

PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Contained in Form SB-2 filed on August 13, 1999

(2)

Contained in Form SB-2/A filed on April 12, 2000

(3)

Contained in Form SB-2/A filed on March 16, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008

ACTIVEWORLDS CORPORATION

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer