Form 10-Q
period 2008-06-30
Activeworlds Corp
filed 2008-08-14
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
June 30, 2008

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
As of August _____, 2008 there were 6,250,010 shares of common stock outstanding
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		Yes		No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ACTIVEWORLDS CORP.

Consolidated Balance Sheet

	June 30,	December 31,
	2008	2007 *
	(Unaudited)
Assets

Current assets
Cash	$213,876	$232,893
Total current assets	213,876	232,893

Total assets	$213,876	$232,893

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$3,000	$8,500
Total current liabilities	3,000	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value, 100,000,000 shares authorized, 6,250,010 shares issued and outstanding	6,250	6,250
Additional paid-in capital	7,193,706	7,193,706
Accumulated deficit	(6,989,080)	(6,975,563)
Total stockholders’ equity	210,876	224,393

Total liabilities and stockholders’ equity	$213,876	$232,893

*Derived from audited financial statements

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	$–	$–	$–	$–

Operating expenses
Selling, general and administrative expenses	7,610	5,807	13,517	10,946
Research and development expenses	–	–	–	–
Total operating expenses	7,610	5,807	13,517	10,946

Loss from operations	(7,610)	(5,807)	(13,517)	(10,946)

Loss before income taxes	(7,610)	(5,807)	(13,517)	(10,946)
Income taxes	–	–	–	–

Net loss	$(7,610)	$(5,807)	$(13,517)	$(10,946)

Net loss per share of common stock
Basic	$(.001)	$(.001)	$(.002)	$(.002)

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Operating activities
Net loss	$(13,517)	$(10,946)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities which provided (used) cash
Accrued liabilities	(5,500)	(5,500)
Net cash used in operating activities	(19,017)	(16,446)

Net decrease in cash	(19,017)	(16,446)
Cash at beginning of period	232,893	247,241

Cash at end of period	$213,876	$230,795

See notes to consolidated financial statements

Note 1 –

Basis of presentation

The accompanying 2008 and 2007 unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB, which contains financial information for the years ended December 31, 2007 and 2006.

The information provided in these financial statements reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

Activeworlds Corp. (the “Company”) became inactive in July 2002 when the Company entered into an agreement to sell all of the issued and outstanding stock of its operating subsidiary, Activeworlds, Inc. The agreement closed in September 2002 and the Company’s former management purchased Activeworlds, Inc. in exchange for their selling 2,595,445 shares or approximately 30% of the Company’s common stock to the Company.

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

Note 2 –

Income taxes

At June 30, 2008, the Company has a net operating loss carryforward of approximately $3,967,000 that may be used to offset future taxable income.

An allowance has been established for the full amount of gross deferred tax asset of approximately $1,587,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 3 –

Net (loss) per share of common stock

The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

Weighted Average
Six Months Ended June 30,	Number of Shares
(Unaudited)
2008	6,250,010
2007	5,317,116

Diluted net (loss) per share of common stock has not been presented for the six months ended June 30, 2008 and 2007 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 4 –

Related party transactions – warrants

In August 2007, the sole member of the Company’s Board of Directors reduced the exercise price of the 750,000 common stock warrants issued under a consulting contract with the Company's principal stockholder, from $2.00 per share to $0.25 per share. The modification in fair value as a result of the decrease in exercise price was determined using the Black-Scholes Model with the following assumptions:

Risk-free interest rate	4.60%
Volatility	100.0%
Expected life	3.5 months
Expected dividend yield	0.00%

In August 2007, the sole member of the Company’s Board of Directors reduced the exercise price of the 300,000 common stock warrants issued under a separate contract, from $1.1875 per share to $0.25 per share. The modification in fair value as a result of the decrease in exercise price was determined using the Black-Scholes Model with the following assumptions:

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

Results of Operations

We had no revenue for the quarter and three months ended June 30, 2008 and 2007. Our net loss for the three and six months ended June 30, 2008 was $7,610 and $13,517, respectively, in contrast to $5,807 and $10,946 for the same periods in 2007.  Our only expenses are currently public company expenses.

Liquidity and Capital Resources

At June 30, 2008 we had total assets of $213,876 consisting of cash and total liabilities of $3,000.

For further information, see our report on Form 10-KSB for the year ended December 31, 2007.

Forward-Looking Statements

The statement made above relating to the adequacy of our working capital is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the “belief,” “anticipation,” “plans,” “expectations,” “will” and similar expressions are intended to identify forward-looking statements.

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

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not required for Smaller Reporting Companies.

Item 4.

Controls and Procedures

Not required for Smaller Reporting Companies.

Item 4T.

Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2008, the Company made no changes in the control procedures related to financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not Applicable.

Item 1A.

Risk Factors.

Not required for Smaller Reporting Companies.

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

Date: August 13, 2008

ACTIVEWORLDS CORPORATION

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer