Form 10-Q
period 2008-09-30
Activeworlds Corp
filed 2008-11-13
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
September 30, 2008

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
As of November 12, 2008 there were 6,250,010 shares of common stock outstanding
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		Yes		No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ACTIVEWORLDS CORP.

Consolidated Balance Sheet

	September 30,	December 31,
	2008	2007 *
	(Unaudited)
Assets

Current assets
Cash	$209,050	$232,893
Total current assets	209,050	232,893

Total assets	$209,050	$232,893

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$3,000	$8,500
Total current liabilities	3,000	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value, 100,000,000 shares authorized, 6,250,010 shares issued and outstanding	6,250	6,250
Additional paid-in capital	7,193,706	7,193,706
Accumulated deficit	(6,993,906)	(6,975,563)
Total stockholders’ equity	206,050	224,393

Total liabilities and stockholders’ equity	$209,050	$232,893

*Derived from audited financial statements

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	$–	$–	$–	$–

Operating expenses
Selling, general and administrative expenses	4,826	295,875	18,343	306,821
Research and development expenses	–	–	–	–
Total operating expenses	4,826	295,875	18,343	306,821

Loss from operations	(4,826)	(295,875)	(18,343)	(306,821)

Loss before income taxes	(4,826)	(295,875)	(18,343)	(306,821)
Income taxes	–	–	–	–

Net loss	$(4,826)	$(295,875)	$(18,343)	$(306,821)

Net loss per share of common stock
Basic	$(.001)	$(.055)	$(.003)	$(.057)

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Operating activities
Net loss	$(18,343)	$(306,821)
Adjustment to reconcile net loss to net cash used in operating activities
Stock options issued for services	–	293,379
Changes in operating assets and liabilities which provided (used) cash
Accrued liabilities	(5,500)	(5,500)
Net cash used in operating activities	(23,843)	(18,942)

Financing activities
Exercise of warrants	–	18,750

Net decrease in cash	(23,843)	(192)
Cash at beginning of period	232,893	247,241

Cash at end of period	$209,050	$247,049

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

Note 2 –

Income taxes

At September 30, 2008, the Company has a net operating loss carryforward of approximately $3,972,000 that may be used to offset future taxable income.

An allowance has been established for the full amount of gross deferred tax asset of approximately $1,589,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 3 –

Net (loss) per share of common stock

The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

Weighted Average
Nine Months Ended September 30,	Number of Shares
(Unaudited)
2008	6,250,010
2007	5,317,116

Diluted net (loss) per share of common stock has not been presented for the nine months ended September 30, 2008 and 2007 since the effect of including the stock options and warrants outstanding would be antidilutive.

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

Note 5 –

Subsequent Event.

On October 6, 2008, the Company issued 1,550,000 five-year warrants exercisable at $0.16 per share. Of the warrants, 250,000 were issued to the Company’s sole officer and director and 750,000 were issued to an affiliate of its principal shareholder. All of the warrants are fully vested, except 250,000 will only vest subject to the Company completing a reverse merger transaction with a third party. As of November 14, 2008, no ongoing discussions were occurring with respect to the proposed reverse merger.

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

Results of Operations

We had no revenue for the quarter and three months ended September 30, 2008 and 2007. Our net loss for the three and nine months ended September 30, 2008 was $4,826 and $18,343, respectively, in contrast to $295,875 and $306,821 for the same periods in 2007.  Our only expenses are currently public company expenses.

Liquidity and Capital Resources

At September 30, 2008 we had total assets of $209,050 consisting of cash and total liabilities of $3,000.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2008, the Company made no changes in the control procedures related to financial reporting.

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

31.1

PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1

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

Date: November 13, 2008

ACTIVEWORLDS CORPORATION

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer