Form 10-K
period 2008-12-31
Activeworlds Corp
filed 2009-03-31
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ACTIVEWORLDS CORP.

(Exact name of registrant as specified in its charter)

———————

Delaware	001-15819	13-3883101
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

Common Stock
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.			X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $717,981

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,250,010

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

INDEX

PART I

Item 1.      Business.

1

Item 1A.   Risk Factors.

3

Item 1B.   Unresolved Staff Comments.

3

Item 2.      Properties.

3

Item 3.      Legal Proceedings.

3

Item 4.      Submission of Matters to a Vote of Security Holders.

3

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

4

Item 6.      Selected Financial Data.

4

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

4

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

7

Item 8.      Financial Statements and Supplementary Data.

7

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

7

Item 9A.   Controls and Procedures.

7

Item 9B.   Other Information.

7

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

9

Item 11.    Executive Compensation.

10

Item 12.    Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

11

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

11

Item 14.    Principal Accounting Fees and Services.

11

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

13

SIGNATURES

14

i

PART I

Item 1.

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

During 2008, we were not involved in advanced discussions with any parties relating to a reverse acquisition.

We have had no operating activity since completing the sale of our subsidiary on September 9, 2002.  Our management intends to merge with or acquire an operating business to create operating revenue.

Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and factors.  Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations with the Securities and Exchange Commission.  Under the SEC’s shell merger rules, we must file a Form 8-K within four business days of the closing of the transaction. The Form 8-K will also require us to provide the same kind of information on the successor company as would be included in the registration statement on Form 10 including the successor’s business operations, its management and principal stockholders and audited financial statements. Accordingly, we will incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.  Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

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

Competition

In our effort to locate an attractive opportunity, we expect to encounter competition from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals.  Many of these persons or entities have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other public “blank check” companies, many of which may have more funds available for the investigation and selection of a business opportunity. In addition, we expect competition will be especially tough due to the recent downturn in the economy making it less attractive for private companies to “go public.”

Item 1A.

Risk Factors.

Not Applicable for smaller reporting companies.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We do not currently own or lease any property.  Until we make an acquisition, we will not have any need for our own office.  Pending that event, our principal stockholder provides us with an office and administrative services

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock which trades on the Over-the-Counter Bulletin Board under the symbol “AWLD.OB.”

Common Stock	High	Low
2008
First Quarter	$0.30	$0.21
Second Quarter	$0.48	$0.21
Third Quarter	$0.30	$0.16
Fourth Quarter	$0.30	$0.03

2007
First Quarter	$0.80	$0.45
Second Quarter	$0.70	$0.50
Third Quarter	$0.57	$0.55
Fourth Quarter	$0.57	$0.25

Holders

As of March 30, 2009, there were 77 holders of record of our Common Stock holding 6,250,010 shares of Common Stock.

Dividend Policy

We have never paid cash dividends on our Common Stock.  Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

Sales of Unregistered Securities for the year ended December 31, 2008.

During the fiscal year ended December 31, 2008, we issued the following unregistered securities:

Date	Class of Investor	No. of Shares	Consideration
10/06/08	Warrant Holders	1,550,000	Consulting Services

Purchases of Equity Securities.

During the year ended December 31, 2008, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

Item 6.

Selected Financial Data.

Not Applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our audited 2007 and 2008 financial statements which are included herein.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussions represent only the best present assessment of our management.

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

Results of Operations

We had no revenue for the fiscal years ended December 31, 2008 and 2007.  The loss from operations in fiscal 2008 was $ 214,262 primarily consisting of a non-cash expense of $188,186 which was the fair value expense relating to the issuance of 1,550,000 warrants for consulting services rendered to us. In 2007, we incurred a loss from operations of $326,477 primarily consisting of $293,379 of a non-cash charge relating to the modification of 1,050,000 warrants held by our principal shareholder, which were exercised in 2007.  Our net loss for the year ended December 31, 2008 was $214,262 as compared to $326,477 for the year ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2008, we had total assets of $206,817 including $206,817 of cash and liabilities of $8,500.

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

Risk Factors

Risks Relating to Our Business

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We have been a shell corporation since September 2002 and have not been able to consummate an acquisition.  Identifying, executing and realizing attractive returns on business combinations is highly competitive and involves a high degree of uncertainty.  We expect to encounter intense competition for potential target businesses from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic.  Many of these competitors are well established and have extensive experience in identifying and consummating business combinations.  Many of these competitors possess greater financial, technical, human and other resources than we do.  Furthermore, over the past several years, a number of other “blank check” companies have been formed.  There are also many other shell corporations seeking to acquire operating businesses.  Additional investment funds and blank check companies with investment objectives similar to ours may be formed in the future by other unrelated parties, and these funds and companies may have substantially more capital and may have access to obtain additional financing on more attractive terms.

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

Because our Common Stock will not be listed on a stock exchange, investors may be unable to resell them.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.

Financial Statements and Supplementary Data.

See pages F- 1 to F- 13.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no change in, or disagreements with, our independent registered public accounting firm during our last two fiscal years.

Item 9A.

Controls and Procedures.

Not Applicable.

Item 9A(T)

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

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

We have only one officer and director.

Name	Age	Position(s)
Paul Goodman	46	President, Secretary, Treasurer and Director

Mr. Goodman has been our sole officer and director since July 2007.  Mr. Goodman is a partner in the New York City law firm of Cyruli Shanks & Zizmor LLP and concentrates on the representation of Internet and new media clients handling a wide range of corporate and financing transactions including venture capital, angel round investing and mergers and acquisitions. He was formerly a faculty member of the Queens College Computer Science Department and is the author of five books on computer programming. Mr. Goodman became a director of Maxus Technology Corporation in December 2006..  He has also been on the board of directors of SecureLogic Corp. since 1999 and serves on the Audit Committee.  He was a director of Broadcaster, Inc. from May 2007 through March 2008. Mr. Goodman received his law degree from the City University of New York and also holds a Bachelors and Masters Degree in Computer Science.

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

Code of Ethics

Since we have no employees, and only one officer and director, we have not adopted a code of ethics

Item 11.

Executive Compensation.

We currently have no employees, and Mr. Paul Goodman our President, is our only executive officer.  Mr. Goodman receives no compensation, except in 2008 he received 250,000 five-year warrants exercisable at $0.16 per share.

Summary Compensation Table
(a)	(b)	(c)	(f)
Name and Principal Position	Year	Salary ($)	Option Awards ($)
Paul Goodman, President and Secretary	2008	$0	$ 30,353 (1)
	2007	$0	$0

———————

(1)

Represents the dollar amounts of warrants issued to Mr. Goodman recognized in the Company’s year-end 2008 financial statements for reporting purposes in accordance with SFAS 123(R). Amounts shown cover awards granted in 2008 and in prior years. The amounts represent the compensation costs of awards that are paid in rights to purchase shares of the Company’s common stock. The amounts do not reflect the actual amounts that may be realized.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, restricted stock that has not vested, and equity incentive plans for each named executive officer outstanding as of December 31, 2008:

	Option Awards
Name (A)	No. Of Securities Underlying Unexercised Options (#) Exercisable (B)	Option Exercise Price ($) (E)	Option Expiration Date (f)
Paul Goodman	100,000	$0.25	5/6/09
	250,000 (1)	$0.16	10/6/2013

———————

(1)

Represents warrants.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of March 31, 2009 concerning the beneficial ownership of our Common Stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our Common Stock, and all executive officers and directors as a group.

Name and Address of Beneficial Owners	Number of Shares of Common Stock(1)	Percentage of Class
Michael Gardner	3,481,054(2)	49.7%
40 Wall Street, 58th Floor
New York, NY 10005

Paul Goodman	350,000(3)	5.3%
40 Wall Street, 58th Floor
New York, NY 10005

Richard F. Noll	416,352(4)	6.7%
95 Parker Street
Newburyport, MA 01950

J.P. McCormick	399,983	6.4%
95 Parker Street
Newburyport, MA 01950

All officers and directors as a group (one person)	100,000	1.6%

———————

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

(2)

Includes 857,894 shares of Common Stock held by Baytree Capital Associates LLC of which Mr. Gardner is the managing member.  Also includes 750,000 warrants issued to a limited liability company, of which Mr. Gardner is a manager.

(3)

Consists of options exercisable at $0.25 until May 5, 2009.

(4)

Includes 16,352 shares of Common Stock owned by Mr. Noll’s wife, as to which he disclaims beneficial ownership

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

In October 2008, we issued an affiliate of Mr. Gardner, our principal shareholder, 750,000 warrants exercisable at $0.16 per share.

Item 14.

Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-K and 10-Q for the fiscal year ended December 31, 2008 were  $14,950 as compared to $14,750 for the fiscal year ended December 31, 2007.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended December 31, 2008 or 2007.

Tax Fees

Our principal independent registered public accounting firm did not perform any tax related services for us during the fiscal years ended December 31, 2008 or 2007.

All Other Fees

Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended December 31, 2008 or 2007.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the year ended December 31, 2008 and 2007

Consolidated Statement of Changes in Stockholders’ Equity for Years Ended December 31, 2008 and 2007

Consolidated Statement of Cash Flows for Years Ended December 31, 2008 and 2007

(2)

Financial Statements Schedule

(3)

Exhibits

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

———————

(1)

Contained in Form SB-2 filed on August 13, 1999

(2)

Contained in Form SB-2/A filed on April 12, 2000

(3)

Contained in Schedule 13-d/A filed on September 11, 2002

(4)

Contained in Form 10-QSB filed on August 13, 2004

(5)

Contained in Form SB-2/A filed on March 16, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

ACTIVEWORLDS CORP.

By:	/s/ PAUL GOODMAN
Paul Goodman
President (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL GOODMAN	Director	March 31, 2009
Paul Goodman

ACTIVEWORLDS CORP.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Financial Statements

Consolidated Balance Sheet – December 31, 2008 and 2007	F–3

Consolidated Statement of Operations for Years Ended December 31, 2008 and 2007	F–4

Consolidated Statement of Changes in Stockholders’ Equity for Years Ended December 31, 2008 and 2007	F–5

Consolidated Statement of Cash Flows for Years Ended December 31, 2008 and 2007	F–6

Notes to Consolidated Financial Statements	F–7 to 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Activeworlds Corp.

We have audited the accompanying consolidated balance sheet of Activeworlds Corp., as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Activeworlds Corp. at December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  PKF, P.C.

Boston, Massachusetts

March 30, 2009

ACTIVEWORLDS CORP.

CONSOLIDATED BALANCE SHEET

	December 31
	2008	2007
ASSETS

Current assets
Cash	$206,817	$232,893
Total current assets	206,817	232,893

Total assets	$206,817	$232,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued liabilities	$8,500	$8,500
Total current liabilities	8,500	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 6,250,010 shares issued and outstanding	6,250	6,250
Additional paid-in capital	7,381,892	7,193,706
Accumulated deficit	(7,189,825)	(6,975,563)
Total stockholders’ equity	198,317	224,393

Total liabilities and stockholders’ equity	$206,817	$232,893

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31
	2008	2007

Revenues	$—	$—

Operating expenses
Selling, general and administrative expenses	214,262	326,477
Total operating expenses	214,262	326,477

(Loss) from operations	(214,262)	(326,477)

(Loss) before income taxes	(214,262)	(326,477)
Income taxes	—	—

Net (loss)	$(214,262)	$(326,477)

Net (loss) per share of common stock
Basic	$(.034)	$(.058)

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balances at January 1, 2007	—	$—	5,317,116	$5,317	$6,882,510	$(6,649,086)	$238,741

Warrant exercise			857,894	858	(858)		—

Option exercise			75,000	75	18,675		18,750

Compensation – warrants					293,379		293,379

Net (loss) for year						(326,477)	(326,477)

Balances at December 31, 2007	—	—	6,250,010	6,250	7,193,706	(6,975,563)	224,393

Compensation – warrants					188,186		188,186

Net (loss) for year						(214,262)	(214,262)

Balances at December 31, 2008	—	$—	6,250,010	$6,250	$7,381,892	$(7,189,825)	$198,317

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Operating activities
Net (loss)	$(214,262)	$(326,477)
Adjustment to reconcile net (loss) to net cash used in operating activities
Issuance of stock options/warrants for services	188,186	293,379
Net cash used in operating activities	(26,076)	(33,098)

Financing activities
Exercise of options	—	18,750

Net decrease in cash	(26,076)	(14,348)
Cash at beginning of year	232,893	247,241

Cash at end of year	$206,817	$232,893

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

ACTIVEWORLDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of significant accounting policies (continued)

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

G.

Stock Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123(R)”). This statement requires compensation expense to be measured based on the estimated fair value of share-based awards and recognize in income (loss) on a straight-line basis over the requisite service period which is generally the vesting period. As prescribed in FAS No. 148 Accounting for Stock Based Compensation – Transition and Disclosure, the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all grant awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options’ vesting period. Pro forma information as if fair value method had been used in prior years is not presented, as pro forma compensation amounts are immaterial. The adoption did not have a financial effect in 2008 or 2007.

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

On November 17, 2006, pursuant to Section 436A of the Corporations Act, an Administrator was appointed due to financial difficulties of Green X.  The Administrator is currently managing the business, property and affairs of Green X and interacting with creditors of Green X at this time.  Due to the current facts and circumstances, management decided to establish a reserve for the remaining carrying value of $85,839 in the investment in Green X Global Limited as of December 31, 2006, effectively offsetting the value of the investment. This impairment is considered to be other than temporary, therefore a loss for the full value of the investment, $130,777, was recognized in the net loss and the previous unrealized losses were reclassified as of December 31, 2006. The impairment continues to be other than temporary and the investment remains fully reserved at December 31, 2008.

ACTIVEWORLDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Stock options and warrants

Stock options

In 1999, the Company established a qualified Stock Incentive Plan for its employees. From time to time, the Company issues non qualified stock options to independent contractors and others. In 2004, the Company adopted the 2004 Stock Option Plan authorizing 1,000,000 shares of common stock to be available under the Plan and approved the granting of 500,000 options to its sole director for services rendered to the Company. 50% of the options granted vest immediately. The remaining 250,000 vest only if an acquisition occurs in which control of the Company changes as a result of the acquisition. During 2007, the sole director resigned and a new sole director was appointed. In connection with his resignation, the former sole director forfeited all his outstanding options. The options included the 500,000 options granted above under the 2004 Stock Option Plan and 146,667 granted prior to the 2004 Plan. The options were exercisable at $.25 and $6.09, respectively.

The table below sets forth information as to options in 2008 and 2007:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,858,016	$2.21

Granted during the year	—	—
Exercised during the year	(75,000)	(0.25)
Forfeited during the year	(646,667)	(1.58)
Outstanding at December 31, 2007	1,136,349	2.70

Granted during the year	—	—
Exercised during the year	—	—
Outstanding at December 31, 2008	1,136,349	2.70

The shares under options at December 31, 2008 were in the following exercise price ranges:

	December 31, 2008
	Options Outstanding and Currently Exercisable
Exercise Range	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
$-0- – $6.75	1,009,682	$ 1.90	9
$6.76– $9.19	126,667	9.07	10
	1,136,349

Warrants

In August 2007, the sole member of the Corporation’s Board of Directors reduced the exercise price of the 750,000 common stock warrants issued under a previous consulting contract, from $2.00 per share to $0.25 per share. The modification in fair value as a result of the decrease in exercise price was determined using the Black Scholes Model with the following assumptions:

Risk-free interest rate	4.60%
Volatility	100.0%
Expected life	3.5 months
Expected dividend yield	0.00%

ACTIVEWORLDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Stock options and warrants (continued)

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

In October 2008, the Company issued 1,550,000 five-year common stock warrants for consulting services exercisable at $0.16 per share. Of the warrants, 250,000 were issued to the Company’s sole officer and director and 750,000 were issued to an affiliate of its principal shareholder. The remaining 550,000 common stock warrants were issued to individuals for services rendered. All of the warrants are fully vested, except 300,000 will only vest subject to the Company completing a reverse merger transaction with one unnamed company. The fair value of the 1,550,000 warrants in the amount of $188,186 was expensed at issuance of the warrants and is not affected by changes in the fair value of the Company’s stock subsequent to the measurement date. The consulting costs of the unvested warrants will be re-measured when and if vesting occurs.

Risk-free interest rate	3.48%
Volatility	100.0%
Expected life	5 years
Expected dividend yield	0.00%

ACTIVEWORLDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Stock options and warrants (continued)

Warrants outstanding as of December 31, 2008 are as follows:

Description	Date Granted	Exercise Price	Exercise Period	Shares under Warrant
Marketing services	4/99	$3.80	4/04	166,667
Financial services	5/99	5.70	5/04	166,667 *
Services in connection with
private placement	6/99	5.70	6/04	119,999
Placement agent warrants	6/99	8.52-8.55	6/04	22,560 *
Public offering	5/00	4.675	5/05	1,260,000
Underwriter unit purchase warrants	5/00	4.675	5/05	126,000
Marketing and financial services	8/00	1.187	8/10	300,000
Marketing services	9/00	1.40	9/05	25,000
Marketing services	10/01	3.00	10/06	50,000
Marketing services	8/02	0.06	8/07	300,000
Consulting services	12/04	2.00	12/07	750,000
Consulting services	10/08	0.16	10/13	750,000
Consulting services	10/08	0.16	10/13	250,000
Consulting services	10/08	0.16	10/13	250,000
Consulting services	10/08	0.16	10/13	300,000
				4,836,893

Exercised				(1,350,000)
Cancellations				(189,227)
Expirations				(1,747,666)

				1,550,000

*

Warrants cancelled in connection with May 2000 public offering

Note 5 – Income taxes

The net operating loss carryforward at December 31, 2008 attributable to Activeworlds Corp. on the income tax reporting basis is approximately $4,162,000. An allowance has been established for the full amount of the gross deferred tax asset due to the uncertainty of utilizing the deferred taxes in the future.

The tax effect of each type of temporary difference and carryforward is reflected in the following table as of December 31, 2008:

Deferred tax asset – net operating loss carryforward	1,664,828
Valuation allowance	(1,664,828)

Net deferred tax asset	$—

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

ACTIVEWORLDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Net loss per share of common stock

The number of shares on which the basic net loss per share of common stock has been calculated is as follows:

Year Ended December 31,	Weighted Average Number of Shares
2008	6,250,010
2007	5,613,096

Diluted net loss per share of common stock has not been presented for 2008 and 2007 since the effect of including the stock options and warrants outstanding (note 4) would be antidilutive.

Note 7 – Related party transactions

The Company entered into consulting agreements in 2008 with a company controlled by its principal stockholder. See note 4.