Form 10-Q
period 2009-03-31
Activeworlds Corp
filed 2009-05-18
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  001-15819

ACTIVEWORLDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3883101
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
40 Wall Street, 58th Floor, New York, NY
10005
(Address of principal executive offices)	(Zip Code)

(212) 509-1700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                        Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common Stock, $0.001 par value per share	6,250,010 shares

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ACTIVEWORLDS CORP.

Balance Sheet

	March 31,	December 31,
	2009	2008*
	(Unaudited)
Assets
Current assets
Cash	$194,537	$206,817
Total current assets	194,537	206,817

Total assets	$194,537	$206,817

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$3,000	$8,500
Total current liabilities	3,000	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.001 par value, 100,000,000 shares authorized, 6,250,010 shares issued and outstanding	6,250	6,250
Additional paid-in capital	7,381,892	7,381,892
Accumulated deficit	(7,196,605)	(7,189,825)
Total stockholders’ equity	191,537	198,317

Total liabilities and stockholders’ equity	$194,537	$206,817

*Derived from audited financial statement

See notes to financial statements

ACTIVEWORLDS CORP.

Statement of Operations

	Three Months Ended March 31
	2009	2008
	(Unaudited)
Revenues	$––	$––

Operating expenses
Selling, general and administrative expenses	6,780	5,906
Total operating expenses	6,780	5,906

(Loss) from operations	(6,780)	(5,906)

(Loss) before income taxes	(6,780)	(5,906)
Income taxes	––	––

Net (loss)	$(6,780)	$(5,906)

Net (loss) per share of common stock
Basic	$(.001)	$(.001)

See notes to financial statements

ACTIVEWORLDS CORP.

Statement of Cash Flows

	Three Months Ended March 31
	2009	2008
	(Unaudited)
Operating activities
Net (loss)	$(6,780)	$(5,906)
Adjustment to reconcile net (loss) to net cash used in operating activities
Changes in operating assets and liabilities which provided (used) cash
Accrued liabilities	(5,500)	3,000
Net cash used in operating activities	(12,280)	(2,906)

Net decrease in cash	(12,280)	(2,906)
Cash at beginning of period	229,987	232,893

Cash at end of perio$d	$194,537	$229,987

See notes to financial statements

Note 1 –

Basis of presentation

The accompanying 2009 and 2008 unaudited interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K, which contains financial information for the years ended December 31, 2009 and 2008.

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

Note 2 –

Income taxes

At March 31, 2009, the Company has a net operating loss carryforward of approximately $4,177,000 that may be used to offset future taxable income.

An allowance has been established for the full amount of gross deferred tax asset of approximately $1,671,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 3 –

Net (loss) per share of common stock

The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

Weighted Average
Three Months Ended March 31,	Number of Shares
(Unaudited)
2009	6,250,010
2008	6,250,010

Diluted net (loss) per share of common stock has not been presented for the three months ended March 31, 2009 and 2008 since the effect of including the stock options and warrants outstanding would be antidilutive.

Note 4 –

Related party transactions – warrants

In October 2008, the Company issued 1,550,000 five-year common stock warrants for consulting services exercisable at $0.16 per share. Of the warrants, 250,000 were issued to the Company’s sole officer and director and 750,000 were issued to an affiliate of its principal shareholder. The remaining 550,000 common stock warrants were issued to individuals for services rendered. All of the warrants are fully vested, except 300,000 will only vest subject to the Company completing a reverse merger transaction with one unnamed company, which will not occur. The fair value of the 1,550,000 warrants in the amount of $188,186 was expensed at issuance of the warrants and is not affected by changes in the fair value of the Company’s stock subsequent to the measurement date. The consulting costs of the unvested warrants will be re-measured when and if vesting occurs.

Risk-free interest rate	3.48%
Volatility	100.0%
Expected life	5 years
Expected dividend yield	0.00%

.

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

Results of Operations

We had no revenue for the quarters ended March 31, 2009 and 2008. Our net loss for the first quarter ended March 31, 2009 was $6,780, in contrast to $5,906 for the same period in 2008.  Our only expenses are currently public company expenses.

Liquidity and Capital Resources

At March 31, 2009 we had total assets of $194,537 consisting of cash and total liabilities of $3,000.

For further information, see our report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2009, the Company made no changes in the control procedures related to financial reporting.

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

Date: May 18, 2009

ACTIVEWORLDS CORPORATION

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer