Form 10-Q
period 2009-06-30
Activeworlds Corp
filed 2009-08-14
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2009
Common Stock, $0.001 par value per share	6,250,010 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTIVEWORLDS CORP.

Consolidated Balance Sheet

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets

Current assets
Cash	$193,551	$206,817
Total current assets	193,551	206,817

Total assets	$193,551	$206,817

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$6,000	$8,500
Total current liabilities	6,000	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued or outstanding	––	––
Common stock, $.001 par value, 100,000,000 shares authorized, 6,250,010 shares issued and outstanding	6,250	6,250
Additional paid-in capital	7,381,892	7,381,892
Accumulated deficit	(7,200,591)	(7,189,825)
Total stockholders’ equity	187,551	198,317

Total liabilities and stockholders’ equity	$193,551	$206,817

———————

*Derived from audited financial statements

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Consolidated Statement of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	( Unaudited)		(Unaudited)
Revenues	$––	$––	$––		$––

Operating expenses
Selling, general and administrative expenses	3,986	7,610	10,766		13,517
Total operating expenses	3,986	7,610	10,766		13,517

Loss from operations	(3,986)	(7,610)	(10,766)		(13,517)

Loss before income taxes	(3,986)	(7,610)	(10,766)		(13,517)
Income taxes	––	––	––		––

Net loss	$(3,986)	$(7,610)	$(10,766)		$(13,517)

Net loss per share of common stock
Basic	$(.001)	$(.001)	$(.002)	r	(.002)

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Consolidated Statement of Cash Flows

	Six Months Ended June 30
	2009	2008
	(Unaudited)
Operating activities
Net loss	$(10,766)	$(13,517)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities which provided (used) cash
Accrued liabilities	(2,500)	(5,500)
Net cash used in operating activities	(13,266)	(19,017)

Net decrease in cash	(13,266)	(19,017)
Cash at beginning of period	206,817	232,893

Cash at end of period	$193,551	$213,876

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Notes to Consolidated Financial Statements

June 30, 2009

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

Note 2 –

Income taxes

At June 30, 2009, the Company has a net operating loss carryforward of approximately $4,175,000 that may be used to offset future taxable income.

An allowance has been established for the full amount of gross deferred tax asset of approximately $1,670,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 3 –

Net (loss) per share of common stock

The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

Six Months Ended June 30, (Unaudited)	Weighted Average Number of Shares
2009	6,250,010
2008	6,250,010

Diluted net (loss) per share of common stock has not been presented for the six months ended June 30, 2009 and 2008 since the effect of including the stock options and warrants outstanding would be antidilutive.

ACTIVEWORLDS CORP.

Notes to Consolidated Financial Statements

June 30, 2009

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

Results of Operations

We had no revenue for the quarters ended June 30, 2009 and 2008. Our net loss for the second quarter ended June 30, 2009 was $3,986, in contrast to $7,610 for the same period in 2008. Our only expenses are currently public company expenses.

Liquidity and Capital Resources

At June 30, 2009 we had total assets of $193,551 consisting of cash and total liabilities of $6,000.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2009, the Company made no changes in the control procedures related to financial reporting.

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

Date: August 14, 2009

ACTIVEWORLDS CORPORATION

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer