Form 10-Q
period 2009-09-30
Activeworlds Corp
filed 2009-11-16
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                        Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)             Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑     No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2009
Common Stock, $0.001 par value per share	6,250,010 shares

ACTIVEWORLDS CORP.

Consolidated Financial Statements

for nine months ended

September 30, 2009 (Unaudited)

ACTIVEWORLDS CORP.

Consolidated Balance Sheet

	September 30	December 31,
	2009	2008 *
	(Unaudited)
Assets
Current assets
Cash	$179,414	$206,817
Total current assets	179,414	206,817

Total assets	$179,414	$206,817

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$3,000	$8,500
Total current liabilities	3,000	8,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 500,000 shares authorized, no shares issued or outstanding	––	––
Common stock, $.001 par value, 100,000,000 shares authorized, 6,250,010 shares issued and outstanding	6,250	6,250
Additional paid-in capital	7,381,892	7,381,892
Accumulated deficit	(7,211,728)	(7,189,825)
Total stockholders’ equity	176,414	198,317

Total liabilities and stockholders’ equity	$179,414	$206,817

*Derived from audited financial statements

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Consolidated Statement of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Revenues	$––	$––	$––	$––

Operating expenses
Selling, general and administrative expenses	11,137	4,826	21,903	18,343
Research and development expenses	––	––	––	––
Total operating expenses	11,137	4,826	21,903	18,343

Loss from operations	(11,137)	(4,826)	(21,903)	(18,343)

Loss before income taxes	(11,137)	(4,826)	(21,903)	(18,343)
Income taxes	––	––	––	––

Net loss	$(11,137)	$(4,826)	$(21,903)	$(18,343)

Net loss per share of common stock
Basic	$(.002)	$(.001)	$(.004)	$(.003)

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Consolidated Statement of Cash Flows

	Nine Months Ended September
	2009	2008
	(Unaudited)
Operating activities
Net loss	$(21,903)	$(18,343)
Changes in operating assets and liabilities which provided (used) cash
Accrued liabilities	(5,500)	(5,500)
Net cash used in operating activities	(27,403)	(23,843)

Net decrease in cash	(27,403)	(23,843)
Cash at beginning of period	206,817	232,893

Cash at end of period	$179,414	$209,050

See notes to consolidated financial statements

ACTIVEWORLDS CORP.

Notes to Consolidated Financial Statements

September 30, 2009

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

On September 29, 2009, the “Company entered into an Agreement and Plan of Reverse Acquisition with Wuhan Vogue-Show Jewelry Co., Ltd., (Wuhan Vogue), a People’s Republic of China (PRC) wholly-owned foreign enterprise, Dragon Lead Group Limited, a British Virgin Islands corporation, and the stockholders of Dragon Lead Group (the “Sellers”). Wuhan Vogue is principally engaged in design and manufacture of gold and platinum jewelry in the PRC. Pursuant to the Agreement, at the closing of the transactions contemplated in the agreement, the Company will acquire 100% of the issued and outstanding capital stock of Dragon Lead Group Limited, making Dragon Lead Group Limited a wholly-owned subsidiary of the Company. There was no prior relationship between the Company and any of its affiliates and the Sellers and any of their affiliates.

In consideration for the purchase of the interest in Dragon Lead Group Limited, the Company will issue to the Sellers a total of 66,208,466 newly issued shares of the Company’s common stock. The closing of the transaction is conditioned upon, among other things, the Company conducting a private placement of the Company’s common stock and warrants in the amount of $5,000,000, immediately prior to the Closing. In addition to the private placement, the closing of the transaction is conditioned upon, among other things, satisfactory due diligence investigations by both the Company and the Sellers, the accuracy at closing of the representations made by the parties in the agreement, and the obtaining of necessary consents.  In addition, if the closing of the transaction does not occur on or before November 30, 2009, the agreement may be cancelled by either party, provided that the party seeking to cancel has used it's best efforts to consummate the closing prior to November 30, 2009.

ACTIVEWORLDS CORP.

Notes to Consolidated Financial Statements

September 30, 2009

Subsequent events

The Company has evaluated subsequent events through November 16, 2009 and determined that there were no subsequent events or transactions, which would require recognition or disclosure in the consolidated financial statements.

Note 2 –

Income taxes

At September 30, 2009, the Company has a net operating loss carryforward of approximately 4,189,000 that may be used to offset future taxable income.

An allowance has been established for the full amount of gross deferred tax asset of approximately $1,676,000 due to the uncertainty of utilizing the deferred taxes in the future.

Note 3 –

Net (loss) per share of common stock

The number of shares on which the basic net (loss) per share of common stock has been calculated is as follows:

Nine Months Ended September 30,	Weighted Average Number of Shares
(Unaudited
2009	6,250,010
2008	6,250,010

Diluted net (loss) per share of common stock has not been presented for the nine months ended September 30, 2009 and 2008 since the effect of including the stock options and warrants outstanding would be antidilutive.

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

OVERVIEW

We are a Delaware corporation organized on September 5, 1995. In September 2002, we sold our business to our former management and have since been inactive and seeking business opportunities.

On September 29, 2009, we entered into an agreement and plan of reverse acquisition (the “Agreement”) with Wuhan Vogue-Show Jewelry Co., Ltd. (“Vogue-Show”), a People’s Republic of China (“PRC”) wholly-owned foreign enterprise, Vogue-Show’s parent, Dragon Lead Group (“Dragon”), a British Virgin Islands (BVI) corporation, and the stockholders of Dragon (collectively, the “Seller”). Pursuant to the Agreement, at the closing of the transactions contemplated in the Agreement (the “Transaction”), we will acquire 100% of the issued and outstanding capital stock of Dragon, making Dragon our wholly owned subsidiary.

Prior to the Agreement Vogue-Show has entered into a series of captive agreements with Wuhan Kingold Jewelry Co., Ltd., a People’s Republic of China (“PRC”) corporation (“Kingold”) and the shareholders of Kingold whereby Kingold has agreed to pay 95.83% of its profits to Vogue-Show and about 95.83% of Kingold’s shareholders have pledged their shares and delegated their voting powers in Kingold to Vogue-Show. This structure known as a variable interest agreement or “VIE” is a common structure used to acquire PRC corporations within certain industries designated by MOFCOM, the PRC’s Ministry of Commerce.

As consideration for the purchase of the Sellers’ interest in Dragon, we will issue the Seller a total of 66,208,466 newly issued shares of our common stock.

The closing of the Transaction is conditioned on us launching a private placement of our common stock and warrants in the amount of $5,000,000 (the “Private Placement”), immediately prior to the closing of the Transaction.

The closing of the Transaction is is also conditioned upon, among other things, satisfactory due diligence by both the Seller and us, the accuracy at closing fo the representations made by the parties in the Agreement, and the obtaining of necessary consents. In addition, if the closing of the Transaction does not occur on or before November 30, 2009, the Agreement may be cancelled by either party, provided that the party seeking to cancel has used its best efforts to consummate the Closing prior to November 30, 2009.

We have not had revenues from operations since July 2002.. Our primary expenses relate to our reporting obligations under the Securities Exchange Act of 1934 and expenses related to the acquisition of another business opportunity. We will incur expenses due to the legal and accounting services required to prepare periodic reports and the costs of filing these reports with the Securities and Exchange Commission.

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

Results of Operations

We had no revenue for the quarters ended September 30, 2009 and 2008. Our net loss for the third quarter ended September 30, 2009 was $11,137, in contrast to $4,826 for the same period in 2008. Our only expenses are currently public company expenses.

Liquidity and Capital Resources

At September 30, 2009 we had total assets of $179,414 consisting of cash and total liabilities of $3,000.

For further information, see our report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

The statements made above relating to the adequacy of our working capital and closing the transaction with the Seller with are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that express the “belief,” “anticipation,” “plans,” “expectations,” “will” and similar expressions are intended to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the future condition of the capital and credit markets and completion of due diligence by both parties. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-K for the year ended December 31, 2008. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2009, the Company made no changes in the control procedures related to financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not Applicable.

Item 1A.

Risk Factors.

Not required for Smaller Reporting Companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation dated September 29, 1995 (1)
3.3	Amendment to Certificate of Incorporation dated October 12, 1995 (1)
3.4	Amendment to Certificate of Incorporation dated January 21, 1999 (1)
3.5	Amendment to Certificate of Incorporation dated April 7, 2000 (2)
3.6	Restated Bylaws (3)
10.1	Agreement and Plan of Reverse Acquisition (4)*
31.1	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)

Contained in Form SB-2 filed on August 13, 1999

(2)

Contained in Form SB-2/A filed on April 12, 2000

(3)

Contained in Form SB-2/A filed on March 16, 2000

(4)

Contained in Form 8-K filed on October 5, 2009

*

Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)

the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

(ii)

the agreement may have different standards of materiality than standards of materiality under applicable securities laws;

(iii)

the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;

(iv)

facts may have changed since the date of the agreements; and

(v)

only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

Notwithstanding the above, any information contained in a Schedule that would cause a reasonable investor (or that a reasonable investor would consider important in making a decision) to buy or sell the Company’s Common Stock has been included. We have been further advised by our counsel that in all instances the standard of materiality under the federal securities laws will determine whether or not information has been omitted; in other words, any information that is not material under the federal securities laws may be omitted. Furthermore, information which may have a different standard of materiality will nonetheless be disclosed if material under the federal securities laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009

ACTIVEWORLDS CORPORATION

By:	/s/ PAUL GOODMAN
Paul Goodman
President and Chief Financial Officer