Form 10-K
period 2009-12-31
KINGOLD JEWELRY, INC.
filed 2010-03-31
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KINGOLD JEWELRY, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-15819	13-3883101
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

40 Wall Street
58th Floor
New York, NY 10170
(Address of Principal Executive Office) (Zip Code)

(212) 661-6800
Registrant’s telephone number, including area code)

ACTIVEWORLDS CORP.
40 Wall Street
58th Floor
New York, NY 10170

 (Former name or former address, if changed since last report)
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)
———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	☐	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	☐	Yes	☑	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☑	Yes	☐	No

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

Large accelerated filer ☐	Accelerated filer		☐
Non-accelerated filer ☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $133,448.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 88,532,777 shares as of March 31, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed

bya court.	☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

2010 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.   BUSINESS.

OVERVIEW

Kingold Jewelry, Inc. (formerly, Activeworlds Corp.) (the “Company” or “we”) is a Delaware corporation incorporated on September 5, 1995.  Since December, 2009, we have been engaged in the design, manufacturing and sale of gold jewelry in the People’s Republic of China (“PRC”) via a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, PRC corporation.

Prior to September, 2002, we provided Internet software products and services that enabled the delivery of three-dimensional content over the Internet.  In September, 2002, we sold our Internet business to our former management.  Following the sale, we ceased conducting any operations and began our search to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, should the opportunity arise, a reverse take-over transaction be negotiated and completed pursuant to which Activeworlds would acquire the target with an operating business with the intent to continue the acquired company’s business as a publicly held entity.

On September 29, 2009, we entered into an Agreement and Plan of Reverse Acquisition (the “Acquisition Agreement”) with Wuhan Vogue-Show Jewelry Co., Ltd. (“Vogue-Show”), a People’s Republic of China (“PRC”) wholly-owned foreign enterprise, Dragon Lead Group Limited (“Dragon”), a British Virgin Islands (BVI) corporation, and the stockholders of Dragon Lead Group (the “Dragon Lead Stockholders”). Pursuant to the Acquisition Agreement, we agreed to acquire 100% of the issued and outstanding capital stock of Dragon Lead Group in exchange for the issuance of 66,208,466 newly issued shares of our common stock.  The Acquisition Agreement closed on or about December 23, 2009 (the “Closing” or the “Closing Date”). Following the Closing, Dragon Lead became our wholly owned subsidiary. As a part of the transaction, we changed our company’s name from “Activeworlds” to “Kingold Jewelry, Inc.”

Dragon Lead was incorporated in the BVI on July 1, 2008 as an investment holding company.  Through its wholly owned subsidiary, Vogue-Show, Dragon Lead is principally engaged in design and manufacture of gold ornaments in the PRC.

Vogue-Show was incorporated in the PRC as a wholly-owned foreign enterprise (“WOFE) on February 16, 2009.  On June 30, 2009, Vogue-Show entered into a series of agreements with Wuhan Kingold and the shareholders of Wuhan Kingold under which Wuhan Kingold agreed to pay 95.83% of its profits to Vogue-Show and approximately 95.83% of Wuhan Kingold’s shareholders have pledged their shares and delegated their voting power in Wuhan Kingold to Vogue-Show. Through such arrangement, Wuhan Kingold became Vogue-Show's contractually controlled affiliate. In addition, Wuhan Kingold shareholders agreed to grant Vogue-Show a ten-year option to purchase a 95.83% equity interest in Wuhan Kingold at a price based on an appraisal provided by an asset evaluation institution which will be jointly appointed by Vogue-Show and the Wuhan Kingold shareholders. Concurrently, Wuhan Kingold agreed to grant Vogue-Show a ten-year option to purchase all of Wuhan Kingold's assets at a price based on an appraisal provided by an asset evaluation institution which will be jointly appointed by Vogue-Show and Wuhan Kingold.

Wuhan Kingold was incorporated in the PRC with limited liability on August 2, 2002 by Jia Zhi Hong, as the major shareholder, and  Xue Su Yue who sold her shares in Wuhan Kingold to Jia Zhi Hong and Chen Wei in 2003. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares. Its business activities are principally the design and manufacture of gold ornaments in the PRC. Wuhan Kingold's business license will expire on March 4, 2021 and is renewable upon expiration. The registered capital of Wuhan Kingold is RMB 120 million.

OUR BUSINESS

We are one of the leading professional designers and manufacturers of gold jewelry in the central part of China including Hubei, Hunan, Henan, Jiangxi, Anhui and Sichuan Provinces.  According to statistics provided by Gems and Jewelry Trade Association of China, we ranked first and second in the PRC's gold industry nationwide in total volume of production in 2007 and 2006, respectively. We offer a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this mark-up ranges from 4-6% of the price of the base material.

We aim to become an increasingly important participant in the PRC's gold jewelry design and manufacturing sector.  In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our nationwide well-known brand, Kingold.

We are located in Wuhan which is the fourth largest city in China. At the end of 2010 our production capacity was approximately 18 tons of gold jewelry products per year.

Industry

China’s market for jewelry and other luxury goods is expanding rapidly, in large part due to China’s rapid economic growth. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by 10.4%, 10.7% and 11.4% in 2005, 2006 and 2007, respectively. In 2008, in spite of the global economic slowdown, its GDP still grew by approximately 9%, among the best in the world. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit ("EIU"), private consumption has grown at a 9% compound annual growth rate, or CAGR, over the last decade. According to Global Industry Analysts, Inc. ("GIA"), the precious jewelry market in China has increased by 35% since 2001, reaching $14.9 billion in 2006. GIA has predicted that the total market size for precious jewelry will exceed $18.2 billion in 2010.  China has historically been the second largest gold consumer following India.  Gold consumption in China is largely driven by the demand for gold jewelry, which accounts for 92% of gold consumption.  According to the World Gold Council, the gold jewelry market in China has sustained stable growth in recent years, with a yearly average growth rate of over 8% from 2003 to 2006.

We believe that China’s gold jewelry market will continue to grow as China's economy continues to develop. Because gold has long been a symbol of wealth and prosperity in China, demand for gold jewelry, particularly Karat gold jewelry, is firmly embedded in the country’s culture. The gold jewelry market is currently benefiting from rising consumer spending and rapid urbanization of the Chinese population. We believe that jewelry companies like us, with a developed distribution network, attractive designs and reliable product quality, are well-positioned to build up our brands and capture an increasing share of China's growing gold jewelry market.

Competitive Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

Proven manufacturing capability We have developed seven proprietary processes which we believe are well integrated and are crucial to gold jewelry manufacturing, namely the processes for 99.9% gold hardening, rubber mould opening efficiency, solder-less welding, pattern carving, chain weaving, dewaxing casting, and our coloring methods.

Proven design capability   We have a large and experienced in-house design team with a track record of developing products that are fashionable and well received in the jewelry market.  We launch as many as 900 new products each month and approximately 10,000 every year.  As evidence of our design capability, we exhibited a variety of new products with intricate design features during the Beijing Jewelry Trade Fair in November 2008, which have attracted attention from many jewelry retailers and customers.  We are committed to further strengthening our design team and continuing to improve the quality and novelty of our products so as to capture increased market share in the high-end gold jewelry market.

Brand awareness  We have established the Kingold brand through our focused sales and marketing efforts, and we believe it is well known in China. We continue to devote significant effort towards brand development and marketing in an attempt to enhance the market recognition of our products. Our brand awareness was demonstrated in part by “Kingold” being named a “Famous Brand in Hubei Province”, “Famous Brand in China”, and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee in 2007.  We believe these awards have added credibility to and strengthened customers' confidence in our products.  We have also participated in various exhibitions and trade fairs to promote our products and brands.

Well established distribution network In the jewelry industry, a well established and maintained distribution network is critical to success.  We have been actively operating in this industry for more than six years since the gold jewelry industry became open to the private sector in 2002.  We have established stable and mutually beneficial business relationships with many business partners, including large distributors, wholesalers and retailers. These relationships are essential to our company, and provide a key competitive advantage for us. We have distributors in almost every province in China.

Advantages of capacity, technology and talent We have expanded our capacity significantly in recent years.  At the end of 2010, our production capacity was approximately 18 tons of gold per year. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately only one gram per kilogram of gold, much lower than an industrial average of five grams per kilogram. We were certified as a "High-tech and Innovative Company" by Wuhan Science and Technology Bureau for each the years 2004, 2006 and 2008 and we are now in the application process  for  26 patents to protect the manufacturing and processing techniques we have developed.  We have made significant investment in training and retaining our own in-house design and manufacturing team, and we work closely with the China Geology University, School of Jewelry in Wuhan, providing internship positions to talented students majoring in jewelry design and jewelry processing technology.

Membership with the Shanghai Gold Exchange Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Shanghai Gold Exchange is limited.  The Shanghai Gold Exchange implements a membership system and only members can buy gold through its trading system.  There were only 162 members of the Shanghai Gold Exchange throughout China in 2008.  Non-members who want to purchase gold must deal with members at a higher purchase price compared to that for members.

Experienced management We have a strong and stable management team with valuable experience in the PRC jewelry industry. Jia Zhi Hong, our company's major stockholder and founder, has been working in this industry for more than ten years.  Zhao Bin, our general manager, has over 18 years of experience in jewelry businesses administration. Luo Anying, our chief financial officer, has over 20 years of industry experience. Other members of our senior management team all have significant experience in key aspects of our operations, including product design, manufacturing, and sales and marketing.

Our Strategy

Our goal is to be a leading vertically-integrated designer, manufacturer, and retailer of 24 Karat gold jewelry products in China. We intend to achieve our goal by implementing the following strategies:

Continue to specialize in the manufacture of 24 Karat gold jewelry We intend to leverage our experience in jewelry design to introduce new fashionable products with strong market recognition.  By investing significantly in research and development, we plan to design new product lines of 24 Karat gold jewelry to meet specific needs of our target customers. By staying on top of market trends, expanding our design team and capabilities, we plan to continue to increase our revenues and market share.

Promotion and better usage of our brand   We believe Kingold is a well-known brand in China, and intend to make significant efforts in growing our brand recognition and strengthening our market position.  As part of the initiative, we plan to launch an advertising campaign over Chinese television TV networks to promote our gold jewelry products as well as through popular magazines throughout China.  Through marketing and promotion of our high end product lines, we believe the credentials and reputation of our brand will be further enhanced.

Increase automation in our production line  Our production lines use modern technologies and production techniques that we strive to continuously improve.  We plan to increase the level of automation in our production lines by purchasing advanced equipment and facilities to improve our efficiency and precision, lower our average costs, and expand our production capacity.

Penetrate into retail market  Retail sales of gold jewelry generate higher margins than wholesale.  Our retail revenue, generated mainly through our on-site store sales, accounted for approximately 0.1% of our overall sales in the year ended December 31, 2009. To expand our retail sales and increase our margins, we plan to explore the development of a retail store network to be operated under the Kingold brand name.  We plan to open two retail stores to explore the viability of this strategy.  If the trial operation is successful, we plan to open more retail stores in municipalities and provincial capitals throughout China. We believe that, by gradually moving into the retail market, we can respond more quickly to changes in customer tastes, enhance our brand recognition, and improve our profit margins.

Products

We currently offer a wide range of 24 Karat gold products including 99.9% and 99% pure gold necklaces, rings, earrings, bracelets, pendants and gold bars.

Supply of Raw Materials

We purchase gold, our major raw material, directly from the Shanghai Gold Exchange, an exchange with only 162 members nationwide including us.  The membership grants us a privilege to the purchase of gold from the Shanghai Gold Exchange which non-members do not have.

Quality Control

We consider quality control an important factor for our business success. We have a strict quality control system which is implemented by a well-trained team to ensure effective quality control over every step of our business operation, from design and manufacturing to marketing and sales. We have received ISO 9001 accreditation from the International Organization for Standardization ("ISO") attesting to our quality control systems. In 2004 we were named an "Honest and Trustworthy Enterprise" from Hubei Quality Supervising and Administration Bureau.

Design and Manufacturing

We have adopted a rigorous and systematic approach to product design and manufacturing. We employ a senior design team with members educated by top art schools or colleges in China, with an average of three to five years of experience. Our design team develops and generates new ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We generally test the market potential and customer appeal of our new products and services through a wide out-reach program in specific regions prior to full commercial launch. We have a large-scale production base that includes a 74,933 square feet factory, a dedicated design, sales and marketing team, and more than 485 company-trained employees. Our production lines include automated jewelry processing equipment and procedures that we can rapidly modify to accommodate new designs and styles.

Sales and Marketing

Currently we have over 280 wholesale and retail customers covering 15 provinces in China. Except for our on-site exhibition store we currently do not carry out retail sales of jewelry products.  We have very stable relationships with our major customers who have generally increased order volume year by year.

Major Customers

During the year ended December 31, 2009, approximately 31.49% of our net sales were generated from our five largest customers as compared to 21.3% for the year ended December 31, 2008. Our largest customer during the past two years, Shenzhen Yuehao Jewelry Co., Ltd accounted for 7.83% of our net sales for the year ended December 31, 2009 and 9.8% for the year ended December 31, 2008.

Research and Development ("R&D")

We have our own R&D center made up of a design group and a technical development group. We believe that our company is among the few jewelry manufacturers in PRC that is equipped with modern facilities and technology. Through years of research, we have developed seven techniques which have been key drivers to our competitive strength and operating success.  These techniques include 99.99% gold hardening, rubber mould opening efficiency, solder-less welding, pattern carving, chain weaving, dewaxing casting, and our coloring methods.  Our track record of technical innovation has resulted in the development and acquisition of industry-leading equipment.  This equipment ensures that we are able to produce special patterns and styles efficiently.

Competition

The jewelry industry in China is highly fragmented and very competitive.  No single competitor has a significant percentage of the overall market. We believe that the market may become even more competitive as the industry grows and/or consolidates.

We produce high-quality jewelry for which the demand has grown year by year as income levels in China have risen and customers continue to appreciate the high quality of our products. We believe Kingold is well known as a nationwide famous trademark which has substantially differentiated us from most of our competitors.

We compete with local jewelry manufacturers and large foreign multinational companies that offer products similar to ours.  Examples of our competition include, but are not limited to, Zhejiang Sun & Moon Jewelry Group Co., Ltd., Shenzhen Bo Fook Jewelry Co., Ltd., Shenzhen Ganlu Jewelry Co., Ltd., Magfrey Jewelry Co., Ltd., and Guangdong Chaohongji Co., Ltd.

Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the jewelry industry.

We currently have two patents granted by the State Intellectual Property Office of the PRC, and have filed applications for 24 patents which have been accepted and are under review by the State Intellectual Property Office of the PRC.

We have three registered trademarks in China and have filed applications for registration of seven trademarks which have been accepted and are currently under review by the Trademark Office of the State Administration for Industry and Commerce of the PRC.  In particular, “Kingold” has been named as a “Famous Brand in Hubei Province”, “Famous Brand in China”, and “Famous Jewelry  Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee.

We have implemented and enhanced file management procedures in an effort to protect our intellectual property rights. However, there can be no assurance that our intellectual property rights will not be challenged, invalidated, or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage. In addition, the laws of China may not protect our proprietary rights to the same extent as the laws in other jurisdictions.

PRC Government Regulations

We are subject to various PRC laws and regulations which are relevant to our business.  Our business license permits us to design, manufacture, sell and market jewelry products to department stores throughout China, and allows us to engage in the retail distribution of our products. Any further amendment to the scope of our business will require additional government approvals. We cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

Under the applicable PRC laws, supplies of precious metals such as platinum, gold and silver are highly regulated by certain government agencies, such as the People’s Bank of China. The Shanghai Gold Exchange is the only PBOC authorized supplier of precious metal materials and is our primary source of supply for our raw materials, which substantially consist of precious metals. We are required to obtain and hold several membership and approval certificates from these government agencies in order to continue to conduct our business. We may be required to renew such memberships and to obtain approval certificates periodically. If we are unable to renew these periodic membership or approval certificates, it would materially affect our business operations. We are currently in good standing with these agencies.

We have also been granted independent import and export rights. These rights permit us to import and export jewelry in and out of China. With the relatively lower cost of production in China, we intend to expand into overseas markets after the launch of our China-based retail plan. We do not currently have plans to import jewelry into China.

Environment Protection

Our production facilities in Wuhan are subject to environmental regulation by both the central government of the PRC and by local government agencies. We have obtained all necessary operating permits as required from the Environmental Protection Bureau, and believe that we are in compliance with local regulations governing waste production and disposal, and that our production facilities have met the public safety requirements regarding refuse, emissions, lights, noise and radiation. Since our commencement of operations, we have not been cited for any environmental violations.

Tax

Wuhan Kingold was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%.

Pursuant to the Provisional Regulation of China on Value-Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of their after-tax profits each year to its general reserves until the accumulative amount of such reserves has reached 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Employees

At December 31, 2009, we had approximately 500 employees. All of our employees are based in China. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.  The company's full time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits was $17,058, $80,107 and $34,549 for the years ended December 31, 2009, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

Effective from January 1, 2008, the PRC has introduced a new labor contract law that enhances rights for the nation's workers, including open-ended work contracts and severance payment. The Law requires employers to enter into labor contracts with their workers in written, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with a fixed-term contract shall be entitled to an indefinite-term contract after the fixed-term contract has been renewed twice. Although the new labor contract law would increase our labor costs, we do not anticipate there will be any significantly effects on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, is an adverse party or has a material interest adverse to our company.

ITEM 1A.  RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.   PROPERTIES.

Our company building is located in #15 Huangpu Science and Technology Park, Jiang'an District, Wuhan, Hubei Province, China, with a total area of 6,961.58 sq.m.  We own 100% of our company building.  Management believes that our properties are sufficient for the operations of our business.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock which trades on the Over-the-Counter Bulletin Board under the symbol “KGJI.”

Common Stock	High	Low
2009
First Quarter	$0.05	$0.025
Second Quarter	$0.05	$0.03
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.95	$0.13

2008
First Quarter	$0.145	$0.07
Second Quarter	$0.25	$0.55
Third Quarter	$0.13	$0.05
Fourth Quarter	$0.10	$0.01

Holders

As of March 31, 2010, there were approximately 100 stockholders of record.

Dividend Policy

We have never paid cash dividends on our Common Stock.  Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

Sales of Unregistered Securities for the year ended December 31, 2009.

On December 23, 2010, pursuant to the Acquisition Agreement, the Company issued 66,208,466 newly issued shares of its common stock to the stockholders of Dragon Lead in exchange for 100% of the outstanding shares of Dragon Lead. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. The Company made this determination based on the representations of the Dragon Lead Shareholders, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act or (c) had a pre-existing or personal relationship with the Company. Each Dragon Lead Shareholder further represented that he or she was acquiring our common stock for investment purposes not with a view to the resale or distribution thereof and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. A legend was included on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

On December 22, 2009, pursuant to a Securities Purchase Agreement, we completed a sale to 14 investors of an aggregate of 10,240,964 newly issued shares of our common stock at a price of $0.498 per share and 2,048,193 warrants for a total purchase price of $5,100,000. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. The Company made this determination based on the representations of the Investors, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act or (c) had a pre-existing or personal relationship with the Company. Each investor further represented that he or she was acquiring our common stock for investment purposes not with a view to the resale or distribution thereof and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. A legend was included on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

On December 22, 2009, in connection with the private placement described above and the Acquisition, we issued 3,072,289 warrants as compensation to consultants and/or their designees for the private placement service, each exercisable at a price of $0.498 per share.  The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. The Company made this determination based on the representations of the Selling Shareholders, which included, in pertinent part, that such shareholders were (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (b) had a pre-existing or personal relationship with the Company. A legend was included on all offering materials and documents which stated that the warrants and the shares underlying the warrants have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

In connection with the Acquisition, we issued 833,335 shares of common stock to a consultant in connection with the Acquisition.  The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. The Company made this determination based on the representations of the Investors, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act or (c) had a pre-existing or personal relationship with the Company.  A legend was included on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

Purchases of Equity Securities.

During the year ended December 31, 2009, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

ITEM 6.   SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition of Dragon Lead  for the years ended December 31, 2009 and 2008 should be read in conjunction with the related financial statements and the notes to those financial statements that are included elsewhere in this prospectus.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” or similar expression, variations of those terms or the negative of those terms to identify forward-looking statements. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

The terms "we", "us", "our", “Registrant”, “the Company”, “Kingold" mean Kingold  Jewelry, Inc. (formerly known as Activeworlds Corp.), and our wholly-owned subsidiaries, Dragon Lead, a BVI corporation, unless otherwise indicated.

Overview

Results of Operation

The following table sets forth information from our statements of operations for the years ended December 31, 2009 and 2008 in U.S. dollars:

	For the year ended December 31,
	2009	2008

NET SALES	$250,450,650	$109,782,936

COST OF SALES
Cost of sales	(233,613,179)	(97,472,140)
Depreciation	(1,111,989)	(1,075,153)
Total cost of sales	(234,725,168)	(98,547,293)
GROSS PROFIT	15,725,482	11,235,643

OPERATING EXPENSES
Selling, general and administrative expenses	1,934,089	1,015,324
Stock compensation expenses	415,001	-
Depreciation	124,774	101,884
Amortization	11,051	10,859
Total Operating Expenses	2,484,915	1,128,067

INCOME FROM OPERATIONS	13,240,567	10,107,576

OTHER INCOME (EXPENSES)
Other income	12,838	87,657
Interest income	3,030	3,458
Interest expenses	(703,500)	(1,393,130)
Fees to guarantor of short term loan	(180,827)	(342,626)
Other expenses	(27,166)	(20,965)
Total Other Expenses, net	(895,626)	(1,665,606)

INCOME FROM OPERATIONS BEFORE TAXES	12,344,942	8,441,970

INCOME TAX EXPENSE	(3,220,439)	(2,090,556)

NET INCOME	9,124,503	6,351,414
Less: net income attribute to the noncontrolling interest	(462,921)	(264,867)

NET INCOME ATTRIBUTE TO COMMON STOCKHOLDERS	8,661,583	6,086,547
OTHER COMPREHENSIVE INCOME
Foreign currency translation gains	75,531	1,461,217
Less: foreign currency translation gains attributable to noncontrolling interest	(1,135)	(9,656)
Foreign currency translation gains attributable to common stockholders	74,396	1,451,561

COMPREHENSIVE INCOME	$8,735,979	$7,538,109

Years Ended December 31, 2009 and 2008

Net sales for the year ended December 31, 2009 increased to $250.5 million, an increase of $140.7 million, or 128%, from net sales of $109.8 million for the year ended December 31, 2008. The increase in net sales was primarily the result of an increase in our production, continued success in marketing of our products and the increase in the cost of raw materials.

Cost of sales for the year ended December 31, 2009 increased to $234.7 million, an increase of $136.2million, or 138%, from $98.5 million for the same period in 2008. The increase was primarily due to the increase in the cost of raw materials caused by higher sales volume for the year ended December 31, 2009.

Gross profit for the year ended December 31, 2009 increased to $15.7 million, an increase of $4.5 million, or 40%, from $11.2 million for the same period in 2008. The gross margin for the year ended December 31, 2008 was 6.3%, compared to 10.2% for the same period in 2008. The decrease in the gross profit for the year ended December 31, 2009 as compared to the same period in 2008 was primarily due to the increase in production and sales volume of gold, and processing fees as well. In addition, in 2009, we shifted our focus to the production of gold jewelry other than other jewelry production.  The decrease in our gross margin was a result of the increase in the cost of raw materials which was not fully compensated by higher prices for our products.

Operating expenses for the year ended December 31, 2009 were approximately $2.4 million, an increase of $1.3 million or 120%, from $1.1 million for the same period in 2008. The increase in operating expenses was primarily due to an increase of our expenses in relation to our expanded production and increased expense related to go public.

Interest expenses were approximately $0.7 million for the year ended December 31, 2009, a decrease of $0.7 million or 50%, from $1.4 million for same period in 2008. The decrease in interest expense was primarily a result of our decrease in short term bank financing and a decrease in interest rates for the year ended December 31, 2009.

Provision for income tax expense was approximately $3.2 million for the year ended December 31, 2009, an increase of $1.1 million, or 54%, from approximately $2.1 million for the same period in 2008. The increase was primarily due to our increase in gross profit during 2009.

Net income attributable to common stockholders increased to $8.6 million for the year ended December 31, 2009 from $6.0 million for the year ended December 31, 2008, an increase of $2.6 million, or 42%.

Other comprehensive income attributable to common stockholders was approximately $0.07 million for the year ended December 31, 2009, a decrease of $1.38 million, from $1.45 million for the year ended December 31, 2008. The decrease was a result of a significant reduction in the RMB exchange rate against the U.S. dollar.

Net cash provided by (used in) operating activities.  Net cash used in operating activities was $2.0 million for the year ended December 31, 2009, compared to net cash used in operations of $1.9 million for the same period in 2008. Net cash used in operating activities increased by $0.17 million was primarily a result of a decrease in inventory which was almost entirely offset by an increase in value added tax recoverable.

Net cash provided by (used in) investing activities. Net cash used in investing activities amounted to $26,428 for the year ended December 31, 2009, compared to net cash used in investing activities of $483,208 million for the year ended December 31, 2008. Net cash used in investing activities decrease by approximately $456,780 million in 2009 primarily due to a decrease in the purchase of property and equipment.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $9.7 million for the year ended December 31, 2009, compared to net cash used in financing activities of $2.7 million for the year ended December 31, 2008. The increase of $12.4 million was primarily a result of am increase in restricted cash, net proceeds from investors and contribution from stockholders.

Liquidity and Capital Resources

At December 31, 2009, we had $7.9 million in cash and cash equivalents. We have historically financed our operations with cash flows generated from operations, as well as through the borrowing of short-term bank loans and contribution from stockholders and investment from investors.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We intend to open new retail locations by leasing unoccupied space, acquiring existing leases from third parties and/or acquiring the existing jewelry operations of third parties that occupy retail space. While we are still in the process of determining all the steps necessary to implement our retail expansion, it will largely depend on our ability to find sites for, open and operate new retail locations successfully, which depends on, among other things, our ability to: (i) identify suitable counter and store locations; (ii) purchase and negotiate acceptable lease terms; (iii) prepare counters and stores for opening within budget; (iv) source sufficient levels of inventory at acceptable costs to meet the needs of new counters and stores; (v) hire, train and retain personnel, and (vi) secure required governmental permits and approvals.

On December 23, 2009, we received gross proceeds of approximately $5.1 million in a private placement transaction. Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 10,240,964 shares of common stock at a price of $0.498 per share.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, and maternity insurance, in accordance with relevant regulations. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

The ability of Vogue-Show to pay dividends may be restricted due to the PRC's foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars. Accordingly, Vogue-Show’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we do not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Seasonality

Our business is seasonal in nature. Our sales and net income are traditionally higher in the fourth calendar quarter than the rest of the year. The primary factors that affect the seasonal changes in our business operations are holidays and traditional Chinese festivals. In the fourth quarter, retailers often experience increased sales due to the week-long public holiday for Chinese National Day, as well as Christmas and New Year’s Day. In addition, jewelry retailers commonly stock up from wholesalers in the fourth quarter to prepare for potentially higher sales in the following quarter for Chinese New Year. This quarter is also a peak season for marriages and the birth of newborns in China, which have historically resulted in higher sales.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

At December 31, 2009, we had outstanding bank loans in the amount of $8.8 million. Our loans are secured by real property and/or guaranteed by a third party guarantor who charges us a commission.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes, allowance for doubtful accounts, and the recoverability of the long-lived assets. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue Recognition. Net sales are primarily composed of sales of products to wholesale and retail customers and subcontracting fees. The Company recognizes revenues under the FASB Codification Topic 605 ("ASC Topic 605"), Revenue is recognized when all of the following have occurred: persuasive evidence of arrangement with the customer, services has been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company's revenues are considered to have been met as follows:

Sales of products

The Company recognizes revenue on sales of products when the goods are delivered and title to the goods passes to the customers provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Sub-contracting fees

The Company also provides sub-contracting services to its customers based on a fixed-price contract. The Company recognizes services-based revenue from all its contracts when the services have been performed, the customers have approved the completion of services, invoices have been issued and collectability is deemed probable. The revenues from sub-contracting services only consist of approximately 3% of the total revenue recognized.

Accounts Receivable.  We extend unsecured credit to our customers in the ordinary course of business, but we mitigate the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of our credit history with the customers and our current relationships with them.

Inventories.  Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis.

We provide for inventory allowances based on excess and obsolete inventories determined principally by customer demand.

Income Taxes.  We report income taxes pursuant to FASB’s accounting standard for income taxes. Under  the asset and liability method of accounting for income taxes as required by this accounting standard, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  FASB’s accounting standard for accounting for uncertainty in income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

As of January 1, 2007, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Foreign Currency Transactions. Our functional currency is Renminbi (“RMB”). Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

Our financial statements are translated into U.S. dollars using the closing rate method.  The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Balance sheet items, except for share capital, additional paid-in capital and retained earnings, as of year end	$1=RMB 6.8372	$1=RMB6.8542	$1=RMB7.3141
Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.84088	$1=RMB6.96225	$1=RMB7.6172

The translation gain recorded for the years ended December 31, 2009, 2008 and 2007 was $75,531, $1,461,217, and $1,187,134 respectively.

No representation is made that RMB amounts have been, or could be, converted into U.S. dollars at the above rates or at all. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into U.S. dollars at that rate or any other rate.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect our financial condition in terms of U.S. dollar reporting.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Item 15 on page 27.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent registered public accounting firms during our last two fiscal years.

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

Based on their evaluation, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Kingold Jewelry, Inc. required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The following table sets forth information regarding the Company’s current directors and executive officers.

Name	Age	Position
Jia Zhi Hong	47	Chairman of the Board of Directors and Chief Executive Officer

Zhao Bin	40	Chief Financial Officer, General Manager and Vice President

Vince Orza	56	Director

Xu Hai Xiao	37	Director

Zhang Bin Nan	37	Director

Luo An Ying	46	Financial Controller

Guo Yong	36	Director of Research and Development

Qian Lei	36	Director of Marketing

Lu Jia Wen	28	Chief Designer

Huang Yi	30	Company Secretary

Each director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

Biographical Information

Jia Zhi Hong co-founded Wuhan Kingold and has served as the chairman of the board since its establishment in 2002.  Mr. Jia served in the rear supply service department of the People's Liberation Army in Guangzhou and Wuhan, and was responsible for managing gold mines owned by the Army.  Upon retirement from the Army he decided to operate a private business in the gold jewelry industry and became the founder and first general manager of Wuhan Kingold. Mr. Jia is a college graduate holding a bachelor's degree.

Zhao Bin has been a director and Chief Financial Officer of Wuhan Kingold since 2008. Mr. Zhao has over 20 years of experience in the jewelry industry and is recognized as highly experienced and knowledgeable in China's gold jewelry industry.  From 1990 to 2008, Mr. Zhao served as the chief technology officer at Foshan Arts & Crafts Works Company Limited and Shenzhen Batar Jewelry Company Limited. Mr. Zhao is currently a deputy director of Shenzhen City Committee for Protection of Well-Known Trademarks and the Gold and Silver Jewelry Processing and Manufacturing Commission in Guangdong Province. Mr. Zhao is also a standing member to the China Gems & Jewelries Trade Association, and a member of the mediation committees of the Shanghai Gold Exchange.  Mr. Zhao graduated from Sun Yat-sen University in 1988 with a bachelor’s degree in science and technology.

Vince Orza was named the Dean of the Meinders School of Business at Oklahoma City University in 2005. Previously, Dr. Orza founded Eateries, Inc., a national restaurant chain operating in over 26 states across the United States under the names of Garfield's Restaurant & Pub, Garcia’s Mexican Restaurants & Pepperoni Grill Italian Bistros.  Dr. Orza served as the Chairman, President and CEO of Eateries, Inc., growing the company from inception to attaining more than $100 million in annual sales.  Orza took Eateries Inc. public in 1986 (NASDAQ: EATS), orchestrated a going private transaction in 2004 and sold the company in 2006.

From 1980-90 Dr. Orza was a television news reporter and anchor for ABC-TV affiliate KOCO-TV in Oklahoma City.  He was the recipient of two United Press International (UPI) awards, three awards from the Oklahoma Education Association and several prestigious Gannett Awards for broadcast excellence in news.  Upon being named Dean of the Meinders School in 2005, Dr. Orza returned to television providing economic commentary and analysis for CBS-TV affiliate KWTV.  Vince has written numerous columns for newspapers and broadcast media.

Dr. Orza was previously a tenured Associate Professor of Marketing at the University of Central Oklahoma where he received numerous national fellowships in advertising and marketing.  A contributing editor to several textbooks in business, Dr. Orza has written and presented numerous professional papers in marketing and holds a Doctorate from the University of Oklahoma and a Bachelor and Masters degree from Oklahoma City University.  Vince has served on more than two dozen civic and charitable boards.  In addition, Dr. Orza was voted one of 1998’s 10 Best Performing CEOs by Restaurant Business Magazine.

Xu Hai Xiao serves as our independent director. He is a banking expert and has extensive experience in capital markets. He graduated with a master degree in accounting.

Zhang Bin Nan has served as the independent director of Wuhan Kingold since 2008. He graduated from the Graduate University of Chinese Academy of Science with a masters degree. He is the vice president and secretary-general of China Gold Association. He is also the director of Beijing Gold Economic Research Center, and the chief director of China Gold Newspaper.

Luo An Ying has served as the financial controller of Wuhan Kingold since 2004. Mr. Luo has over 20 years of experience in finance and accounting. He had worked for several companies in charge of accounting before he joined Wuhan Kingold. Mr. Luo graduated from Zhongnan University of Economics and Law with a degree in business and economics management,

Guo Yong has served as the director of research and development of Wuhan Kingold since 2008. Mr. Guo has more than ten years of experience in advertising, marketing and management. Mr. Guo previously worked with Huikai Group, Gansu International Cultural Development Company Limited and Shenzhen Tongxin Jewelry Company Limited. Mr. Guo is highly experienced in business management and brand promotion. Mr. Guo has helped us to develop the first real-time sales network system in the gold jewelry industry and played an important role in launching our campaign for promoting the "V-gold" concept products certified by the World Gold Commission.  Mr. Guo is a college graduate holding a bachelor's degree.

Qian Lei has served as the director of marketing of Wuhan Kingold since 2002. Mr. Qian is a college graduate holding a bachelor's degree.

Lu Jia Wen has served as our chief designer since 2008. Mr. Lu served as a designer in Guangzhou Xili Jewelry Company Limited from 2001 to 2005 and was the chief designer in Shenzhen Batar Jewelry Company Limited from 2005 to 2008. Mr. Lu graduated from Guangxi Art College majoring in jewelry design.

Huang Yi has served as the company secretary of Wuhan Kingold since 2004. Mr. Huang served as an auditor in Peking Certified Public Accountants before he joined Wuhan Kingold. He is a college graduate holding a bachelor's degree

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Family Relationships

There are no family relationships among the Company’s directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons, or any proposed director or executive officer, has been involved in any of the following events during the past five years:

1.
any bankruptcy petition filed by or against any business or property of such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;
3.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Code of Ethics

Since until December 23, 2009, we had no employees, and only one officer and director, we have not adopted a code of ethics

ITEM 11.   EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the Registrant’s last three completed fiscal years by our former President and each of our other four highest paid executives whose total compensation exceeded $100,000.  All of the amounts shown are converted into US Dollars at a rate of RMB6.85 = US$1.00

Name and Position	Year	Salary	Bonus	All other compensation (1)	Total
Jia Zhi Hong Chief Executive Officer	2009	$17,508	$-	-	$17,508
	2008	$17,508	$-	-	$17,508
	2007	$17,508	-	-	$17,508

Zhao Bin General Manager	2009	$108,984	$-	$6,206	$115,190
	2008	$108,984	$-	$6,206	$115,190
	2007	-	-	-	-

Outstanding Awards at Fiscal Year End

The Company had no unexercised options, restricted stock that has not vested, or equity incentive plans as of December 31, 2009

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth information as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each of our executive officers and directors and all of our officers and directors as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed, subject to applicable community property laws.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2010. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person. Beneficial ownership is calculated based upon 83,532,777 shares of common stock issued and outstanding as of March 31, 2010.

Name and Address of Beneficial Owner (1)	Title	Shares Beneficially Owned	Percent of Class

Directors and Executive Officers:
Jia Zhi Hong (2)	Chairman of the Board of Directors and Chief Executive Officer	0	0
Zhao Bin (2)	Chief Financial Officer, General Manager and Vice President	0	0
Vince Orza	Director	0	0
Zhang Bin Nan	Director	0	0
Xu Hai Xiao	Director	0	0

All Officers and Directors as a Group (total of 5 persons)		0	0

5% Stockholders:

Famous Grow		35,851,885	42.9%
Bright Vision		7,415,348	8.9
Tianjing Fortune Venture Capital Co., Ltd. whose major shareholder is Mr. Liu		7,415,348	8.9
Eternal Grace Development Limited		4,608,109	5.5

(1) All addresses are care of the Company,
(2)   According to the Call Option Agreement entered into by and among Jia Zhi Hong, Zhao Bin and Fok Wing Lam Winnie on December 21, 2009, Mr. Jia Zhi Hong and Mr. Zhao Bin together have the ability to acquire 100% of the shares of Famous Grow, provided that they exercise their Call Options once all the conditions listed in the Call Option Agreement have been fully satisfied.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Upon closing of the reverse acquisition, Dragon Lead became a wholly-owned subsidiary of the Company, which companies have interlocking executive and director positions.

On December 23, 2009, the Company completed the reverse acquisition of Dragon Lead and the former shareholders of Dragon Lead. At the closing, Dragon Lead became a wholly-owned subsidiary of the Company and 100% of the issued and outstanding securities of Dragon Lead were exchanged for securities of the Company. An aggregate of 66,208,466 shares of common stock were issued to the Dragon Lead stockholders. As of the Closing, the former shareholders of Dragon Lead owned approximately 73.6% of the issued and outstanding stock of the Company.

On December 23, 2009, Huo Famous Grow entered into a make good escrow agreement with the private placement investors, pursuant to which Famous Grow has deposited 3,791,218 shares of the Company’s common stock owned by them into an escrow account as “make good shares” in the event the after-PRC-tax net income of Wuhan Kingold for the years ended December 31, 2009, 2010 and 2011, is less than RMB65 million, 100 million and 150 million, respectively.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-K and 10-Q for the fiscal year ended December 31, 2009 were $84,000 as compared to $14,950 for the fiscal year ended December 31, 2008.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended December 31, 2009 or 2008.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended December 31, 2009 or 2008.

All Other Fees

Our independent registered public accounting firms did not perform any other services for us during the fiscal years ended December 31, 2009 or 2008.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the report.

(1)	All Financial Statements

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Income for the year ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for Years Ended December 31, 2009 and 2008

(2)	Financial Statements Schedule

(3)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	Amendment to the Certificate of Incorporation dated September 29, 1995 (1)

3.3	Amendment to Certificate of Incorporation dated October 12, 1995 (1)

3.4	Amendment to Certificate of Incorporation dated January 21, 1999 (1)

3.5	Amendment to Certificate of Incorporation dated April 7, 2000 (2)

3.6	Restated Bylaws (5)

4.1	Form of Common Stock Certificate *

21.1	Subsidiaries of Registrant

23.1	Consent of Friedman, LLP

31	CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

By:	/s/ Jia Zhi Hong
Jia Zhi Hong
President (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jia Zhi Hong	Director	March 31, 2010

/s/ Bin Zhao	Director	March 31, 2010

/s/ Xaixiao Xu	Director	March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kingold Jewelry Inc.

We have audited the accompanying consolidated balance sheets of Kingold Jewelry Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Kingold Jewelry Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingold Jewelry Inc. as of December 31, 2009 and 2008 and the results of its operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Friedman LLP
Marlton, New Jersey
March 23, 2010

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	AS OF DECEMBER 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,964,120	$281,994
Restricted cash	1,462,587	2,699,075
Accounts receivable	485,399	1,102,204
Inventories	31,756,009	24,862,355
Other current assets and prepaid expenses	101,189	292,766
Value added tax recoverable	5,792,014	-
Total Current Assets	47,561,318	29,238,394

PROPERTY AND EQUIPMENT, NET	14,126,950	15,308,675

OTHER ASSETS
Other assets	141,198	140,848
Intangible assets, net	497,572	507,368
Total other assets	638,770	648,216
TOTAL ASSETS	$62,327,038	$45,195,285

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$8,775,522	$14,151,907
Other payables and accrued expenses	368,196	329,197
Income tax payable	1,347,295	1,484,693
Other taxes payable	192,415	208,829
Value added tax payable	-	909,382
Total Current Liabilities	10,683,428	17,084,008

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000 shares
authorized, none issued or outstanding
as of December 31, 2009 amd 2008	-	-
Common stock $0.001 par value, 100,000,000 shares
authorized, 83,532,777 shares issued and outstanding
as of December 31, 2009 and 66,208,466 shares
issued and outstanding as of December 31, 2008	83,532	66,208
Additional paid-in capital	31,035,352	16,720,377
Retained earnings
Unappropriated	15,669,257	7,047,962
Appropriated	878,911	838,623
Accumulated other comprehensive gain	3,156,305	3,081,908
Total Stockholders' Equity	50,823,356	27,755,078

Noncontrolling interest	820,254	356,199
Total Equity	51,643,610	28,111,277
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,327,038	$45,195,285
See Notes to Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)

	2009	2008
NET SALES	$250,450,650	$109,782,936

COST OF SALES
Cost of sales	(233,613,179)	(97,472,140)
Depreciation	(1,111,989)	(1,075,153)
Total cost of sales	(234,725,168)	(98,547,293)

GROSS PROFIT	15,725,482	11,235,643

OPERATING EXPENSES
Selling, general and administrative expenses	1,934,089	1,015,324
Stock compensation expenses	415,001	-
Depreciation	124,774	101,884
Amortization	11,051	10,859
Total Operating Expenses	2,484,915	1,128,067

INCOME FROM OPERATIONS	13,240,567	10,107,576

OTHER INCOME (EXPENSES)
Other income	12,838	87,657
Interest income	3,030	3,458
Interest expenses	(703,500)	(1,393,130)
Fees to guarantor of short term loans	(180,827)	(342,626)
Other expenses	(27,166)	(20,965)
Total Other Expenses, net	(895,625)	(1,665,606

INCOME FROM OPERATIONS BEFORE TAXES	12,344,942	8,441,970

PROVISION FOR INCOME TAXES	(3,220,439)	(2,090,556)

NET INCOME	9,124,503	6,351,414
Less: net income attribute to the noncontrolling interest	(462,920))	(264,867

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	8,661,583	6,086,547

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	75,531	1,461,217
Less: foreign currency translation gains
attributable to noncontrolling interest	(1,135)	(9,656
Foreign currency translation gains
attributable to common stockholders	74,396	1,451,561

COMPREHENSIVE INCOME	$8,735,979	$7,538,109

Earnings per share
Basic	$0.13	$0.09
Diluted	$0.13	$0.09
Weighted average number of shares
Basic	66,588,177	66,208,466
Diluted	66,605,677	66,208,466
See Notes to Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND 2008
(IN US DOLLARS)
	Preferred stock Par value		Common stock Par value			Warrants
	Shares	Amount	Shares	Amount	Additional paid-incapital	Number of Warrants	Additional Paid in Capital-warrant		Unappropriated retained earnings	Appropriated retained earnings	Accumulated other comprehensive gain	Noncontrolling interest	Total

Balance at January 1, 2008	-	$-	66,208,466	$66,208	$16,707,087		$		$1,611,705	$188,332	$1,630,347	$81,677	$20,285,356

Contribution by stockholders			-	-	13,290				-	-	-	-	13,290

Net income for the year			-	-	-				6,086,547	-	-	264,867	6,351,414

Foreign currency translation gain			-	-	-				-	-	1,451,561	9,656	1,461,217

Transfer to statutory surplus reserve	-	-	-	-	-				(650,291)	650,291	-		-

Balance at December 31, 2008	-	$-	66,208,466	$66,208	$16,720,377	-		$-	$7,047,962	$838,623	$3,081,908	$356,199	$28,111,277

Acquistion of net asset from Activeworlds in the reverse merger			6,250,010	6,250	(1,125,422)	1,550,000		1,119,172	-	-	-		-

Net proceeds from private placement			10,240,966	10,241	4,521,241				-	-	-		4,531,482

Shares issued for services			833,335	833	414,168				-	-	-		415,001

Issuance of warrants related to private placement					(4,020,876)	5,120,482		4,020,876					-

Contribution by stockholders			-	-	9,385,816				-	-	-		9,385,816

Net income for the year			-	-	-				8,661,583	-	-	462,920	9,124,503

Foreign currency translation gain			-	-	-				-	-	74,396	1,135	75,531

Transfer to statutory surplus reserve			-	-	-				(40,288)	40,288	-		-
Balance at December 31, 2009	-	$-	83,532,777	$83,532	$25,895,482	6,670,482		$5,140,048	$15,669,257	$878,911	$3,156,305	$820,254	$51,643,610

See Notes to Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
	FOR THE FISCAL YEARS ENDED DECEMBER 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,124,503	$6,351,414
Adjusted to reconcile net income to cash used in operating activities:

Depreciation and amortization	1,252,361	1,187,896
Loss form disposal of fixed assets	4,251	-
Share based compensation	415,001	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	619,212	878,415
Inventories	(6,828,159)	(13,921,790)
Other current assets and prepaid expenses	192,202	3,060,905
Value added tax recoverable	(5,788,898)	-
Increase (decrease) in:
Accounts payable	-	-
Other payables and accrued expenses	38,225	(33,354)
Income tax payable	(141,014)	448,060
Other taxes payable	(16,925)	145,945
Value added tax payable	(911,152)	(13,693)
Net cash used in operating activities	(2,040,394)	(1,896,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	2,924	-
Purchase of property and equipment	(29,352)	(483,208)
Net cash used in investing activities	(26,428)	(483,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	1,236,488	(2,699,075)
Proceeds from bank loans	8,770,801	31,742,612
Repayments of bank loans	(14,179,462)	(31,742,612)
Net proceeds from stock issuance in private placement	4,531,482	-
Contribution by stockholders	9,385,816	13,290
Net cash provided by (used in) financing activities	9,745,125	(2,685,785)

EFFECT OF EXCHANGE RATES ON CASH	3,823	301,070

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,682,126	(4,764,125)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	281,994	5,046,119

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,964,120	$281,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$703,500	$1,393,130
Cash paid for income tax	$3,361,453	$1,642,495

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting service	$415,001	$-
See Notes to Consolidated Financial Statements

KINGGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold”), formerly known as ActiveWorlds Corp., was incorporated in Delaware on September 5, 1995. In September 2002, Kingold sold its business to its former management and has since been inactive and seeking business opportunities.

Dragon Lead Group Limited ("Dragon Lead") was incorporated in the British Virgin Islands ("BVI") on July 1, 2008 as an investment holding company. Through its wholly owned subsidiary, Wuhan Vogue-Show Jewelry Co., Limited ("Wuhan Vogue-Show"), which is principally engaged in design and manufacture of gold and platinum ornaments in the People's Republic of China ("PRC"). Wuhan Vogue-Show was incorporated in the PRC as a wholly-owned foreign enterprise on February 16, 2009. In accordance with the business permit, Wuhan Vogue-Show's right of operation expires on February 16, 2019 and is renewable upon expiration. Wuhan Kingold Jewelry Co., Limited ("Wuhan Kingold") was incorporated in the PRC on August 2, 2002 as a limited liability company. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares and its business activities are the same as those of Wuhan VogueShow. In accordance with the business permit, Wuhan Kingold's business permit expires on March 4, 2021 and is renewable upon expiration.

On June 30, 2009 and September 19, 2009, Wuhan Vogue-Show entered into a series of agreements and Amendment Agreement (collectively known as the Restructuring Agreements) with Wuhan Kingold and the shareholders of Wuhan Kingold pursuant to which Wuhan Vogue-Show assumed the management of the business activities of Wuhan Kingold and Wuhan Kingold agreed to pay 95.83% of its profits to Wuhan Vogue-Show. Through this arrangement, Wuhan Kingold became a 95.83% contractually controlled subsidiary of Wuhan Vogue-Show. Based on these contractual arrangements, the Company believes that Wuhan Kingold should be considered as a Variable Interest Entity (“VIE”) under ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51", because the equity investors in Wuhan Kingold do not have the characteristics of a controlling financial interest and Dragon Lead

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

through Wuhan Vogue-Show is the primary beneficiary of Wuhan Kingold. Accordingly, Wuhan Kingold should be consolidated under ASC 810 and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

On September 29, 2009, Kingold entered into an Agreement and Plan of Reverse Acquisition (the “Agreement") with Wuhan Vogue-Show, Dragon Lead and stockholders of Dragon Lead. Pursuant to the Agreement, Kingold agreed to issue 66,208,466 new shares of common stock to the stockholders of Dragon Lead in exchange for 100% of common stock of Dragon Lead.

On December 23, 2009, the Agreement was consummated and 66,208,466 shares of common stock of Kingold were issued to the stockholders of Dragon Lead for 100% equity interest in Dragon Lead. Dragon Lead became a wholly owned subsidiary of the Company.

On February 9, 2010, the Company changed its name from ActiveWorlds Corp. to Kingold Jewelry, Inc.

The merger of Kingold and Dragon Lead was treated for accounting purposes as a capital transaction and recapitalization by Dragon Lead ("the accounting acquirer") and a re-organization by Kingold ("the accounting acquiree"). The financial statements have been prepared as if the re-organization had occurred retroactively.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Accordingly, these financial statements include the following:

1)	The balance sheet consisting of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.
2)	The statement of operations including the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the transaction.

Kingold, Dr agon Lead, Wuhan Vogue-Show and Wuhan Kingold are hereinafter collectively referred to as ("the Company").

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, its wholly owned subsidiaries, Dragon Lead and Wuhan Vogue-Show and Wuhan Kingold, its 95.83% contractually controlled affiliate. The noncontrolling interests represent the minority stockholders' 4.17% proportionate share of the results of Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months.

Restricted cash

The Company's financing facilities require a minimum cash deposit as security in the amount of $1,462,587 and $2,699,075 as of December 31, 2009 and 2008 for borrowings outstanding under its demand financing facilities. The restricted cash amount is classified as a current asset in the balance sheets since the borrowings it secures are classified as current liabilities.

Accounts Receivables

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements' assessment of the credit history with the customers and current relationships with them. At December 31, 2009 and 2008, there was no allowance recorded as the Company considers al the account receivables fully collectible.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets' estimated useful lives. The estimated useful lives are as follows:

	Estimated Useful Life	Estimated Residual value
Buildings	30 years	5%
Plant and machinery	15 years	5%
Motor vehicles	10 years	5%
Office furniture and electronic equipment	5-10 years	5%

Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets". In accordance with ASC Topic 360, indefinite -lived intangible assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. For the years

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended December 31, 2009 and 2008, the Company has not recognized any allowances for impairment.

Fair value of financial instruments

FASB Codification Topic 825(ASC Topic 825), "Disclosure about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of accounts receivable, other current assets and prepaid expenses, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Revenue recognition

Net sales are primarily composed of sales of products to wholesale and retail customers and subcontracting fees. The Company recognizes revenues under the FASB Codification Topic 605 ("ASC Topic 605"), Revenue is recognized when all of the following have occurred: persuasive evidence of arrangement with the customer, services has been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company's revenues are considered to have been met as follows:

Sales of products

The Company recognizes revenue on sales of products when the goods are delivered and title to the goods passes to the customers provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sub-contracting fees

The Company also provides sub-contracting services to its customers based on a fixed-price contract. The Company recognizes services-based revenue from all its contracts when the services have been performed, the customers have approved the completion of services, invoices have been issued and collectability is deemed probable. The revenues from sub-contracting services only consist of approximately 3% of the total revenue recognized.

Income taxes

The Company accounts for income taxes under the FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

On January1, 2007, the Company adopted the provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes". ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740-10-25 has not resulted in any material impact on the Company's financial position or results.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency transactions

Kingold and Dragon Lead maintain their accounting records in their functional currencies of United States Dollars ("US$") and Hong Kong Dollars ("HK$") respectively, whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in their functional currency of Renminbi ("RMB").

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Income and expenses are translated at the average rate of exchange prevailing during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity. Exchange gains or losses are recorded in the statement of operations.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions, Any significant revaluation of RMB may materially affect the Company's financial condition in terms of US$ reporting.

Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income gain in the statements of operations and stockholders' equity. Other comprehensive income for the years ended December 31, 2009 and 2008 was $75,531 and $1,461,217, respectively.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Subsequent Events

The Company has evaluated subsequent events that have occurred through the date the consolidated financial statements were available to be issued and has determined there were no material events since the balance sheet date of this report.

Segments

The Company operates in only one segment; thereafter segment disclosure is not presented.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  (2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash”. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and:  (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets”. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October, 2009, the FASB issued ASU 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing", now codified under FASB ASC Topic 470 "Debt", ("ASU 2009-15"), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, "Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, "Software", ("ASU 2009-14"). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements", now codified under FASB ASC Topic 605, "Revenue Recognition", ("ASU 2009-13"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-13 on our financial statements.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 3- ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2009 and 2008 are consisted of the following:

	As of December 31,
	2009	2008
Accounts receivable	$485,399	$1,102,204
Less: allowance fOr doubtful accounts	-	-
Account receivable, net	$485,399	$1,102,204

As of December 31, 2009 and 2008, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

NOTE 4- INVENTORIES, NET

Inventories as of December 31, 2009 and 2008 are consisted of the following:

	As of December 31,
	2009	2008

Raw materials	$9,645,402	$11,421,548
Work-in-progress	17,894,676	5,768,340
Finished goods	4,215,931	7,672,467
Less: provision for obsolescence	-
Total inventory	$31,756,009	$24,862,355

For the years ended December 31, 2009 and 2008, no provision for obsolete inventories was recorded by the Company.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 5- PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2009 and 2008:
	For the year ended December 31,
	2009	2008
Buildings	$1,881,339	$1,875,375
Plant and machinery	17,325,868	17,267,130
Motor vehicles	38,555	50,157
Office and electric equipment	423,658	427,753
Subtotal	19,669,420	19,620,415
Less: accumulated depreciation	(5,542,470)	(4,311,740)

Property and equipment, net	$14,126,950	$15,308,675

Depreciation expenses for the years ended December 31, 2009 and 2008 were $1,241,310 and $1, 177, 037, respectively.

NOTE 6-OTHER ASSETS

Other assets as of December 31, 2009 and 2008 consists of the Company’s investment in the membership certificates at Shanghai Diamond Exchange and Shanghai Gold Exchange, those certificates are transferable at the market. There is no impairment loss of these assets as of December 31, 2009 and 2008.

NOTE 7 –INTANGIBLE ASSETS, NET

Intangible assets December 31, 2009 and 2008 consist of land use rights and computer software program acquired. The Company has the right to use the land for fifty years and the right to use the software for five years and the Company amortizes the assets on a straight line basis over its terms from the acquisition date. Amortization expense was $11,051 and $10,859 for the year ended December 31, 2009 and 2008, respectively.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 8 –SHORT TERM LOANS

The Short term loans include the following:
	As of
	December 31,	December 31,
	2009	2008
a) Loan payable to Commerical bank	$-	$5,398,151

b) Loan payable to Commercail bank	-	5,835,837

c) Loan payable to Xinye bank, Hankou branch	-	2,917,919

d) Loan payable to Pufa bank, Jiangan branch	2,193,881	-

e) Loan payable to Pufa bank, Jiangan branch	3,656,467	-

f) Loan payable to Xinye Bank, Hanzhengjie branch	2,925,174	-

Total short term loans	$8,775,522	$14,151,907

a)   Loan payable to Commercial bank was one year term from May 2008 to May, 2009 at the interest rate of 6.225% per year. The loan was paid off by due date. This loan has been guaranteed by buildings and plant and machinery of the Company.

b)  Loan payable to Commercial bank was one year term from August 2008 to August, 2009 at the interest rate of 6.85% per year. The loan was paid off by due date. This loan has been guaranteed by a third party.

c)  Loan payable to Xinye bank, Hankou branch was one year term from December 2008 to December, 2009 at the interest rate of 5.58% per year. The loan was paid off by due date. This loan has been guaranteed by a third party.

d)  Loan payable to Pufa bank, Jiangan branch was one year term from April 2009 to April, 2010 at the interest rate of 5.31% per year. This loan has been guaranteed by buildings and plant and machinery of the Company.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 8 –SHORT TERM LOANS (Continued)

e)   Loan payable to Pufa bank, Jiangan branch was one year term from May 2009 to May, 2010 at the interest rate of 5.31% per year. This loan has been guaranteed by buildings and plant and machinery of the Company.

f)   Loan payable to Xinye bank, Hanzhengjie branch was one year term from December 2009 to December, 2010 at the interest rate of 4.425% per year. This loan has been guaranteed by a third party.

Interest expense paid in 2009 and 2008 was $703,500 and $1,393,130, respectively. Fees paid to a third party guarantor in 2009 and 2008 were $ 180,827 and $342,626, respectively.

NOTE 9 –INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold was incorporated in the United States and has incurred net operating loss for income tax purpose for 2009 and 2008. Kingold had loss carry forwards of approximately $111,375 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2009 was $111,375. The net change in the valuation allowance was an increase of $111,375.

Dragon Lead was incorporated in the BVI and under current laws of the BVI; income earned is not subject to income tax.

Wuhan Vougue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the year 2009 and 2008.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 9 –INCOME TAX (Continued)

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the six months ended December 31, 2009 and 2008:
	For the year ended
	December 31, 2009	December 31, 2008

US Statutory rate	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China income tax	25%	25%
Non-dedcutible expenses	1%	0%
Effective tax rate	26%	25%

NOTE 9 –EARNINGS PER SHARE

 In December 23, 2009, the Company entered into a reverse merger transaction with Hongkong Dragon Lead. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805. ASC 805 states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

As of December 31, 2009, the Company had outstanding warrants to acquire 6,670,482 shares of common stock. The 5,120,482 warrants’ excise price is $0.498, while the 1,550,000 warrants’ exercise price is $0.598. As of December 31, 2009, the 5,120,482 warrants has the diluted provision and was included in the weighted average shares-diluted calculation using the treasury stock method.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 9 –EARNINGS PER SHARE (Continued)
The following table presents a reconciliation of basic and diluted net income per share:

	For the year Ended December 31,
	2009	2008

Net income attributable to Common stockholders	$8,661,583	$6,086,547

Weighted average number of common shares outstanding - Basic	66,588,177	66,208,466
Effect of diluted securities:
Unexericsed warrants	17,500	-
Weighted average number of common shares outstanding - Diluted	66,605,677	66,208,466

Earnings per share-Basic	$013	$0.09
Earnings per share-Diluted	$0.13	$0.09

NOTE 10 - STOCKHOLDERS’ EQUITY

(1) Issuance of Common Stock for recapitalization

Before the reverser merger, the company has 6,250,010 shares of common stock issued and outstanding. In addition, the Company has outstanding warrant issued to officers to purchase 1,550,000 shares of common stock before reverse merge, the exercise price changed to $0.598 per share with other terms keep the same.

On December 23, 2009, the Company issued 66,208,466 shares of common stock in reverse merger for the recapitalization of Dragon Lead and re-organization of Kingold.

On December 23, 2009, 833,335 shares of common stock were issued to a consultant for advisory services related to reverse merger. This expense is recorded at fair value of $0.498 per share at the grant date for a total of $415,001.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

(2) Issuance of Common Stock in Private Placement

In accordance with the Securities Purchase Agreement ("Securities Purchase agreement") entered into between the Company and a group of accredited investors ("investors") on December 23, 2009, the Company received $5,100,000 (or $4,472,482 net proceeds after deducting the offering expenses and reverse merger service expense) from the investors (as defined under Rule 501 (a) of Regulation D promulgated under the Securities Act) for an issuance of 10,240,966 shares of restricted common stock at $0.498 by a private placement and warrants to purchase 2,048,193 shares of Common stock at an exercise price of $0.498 per share, exercisable within 5 years of the date of issue. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933 in connection with the issuance of these shares.

In connection with the private placement and pursuant to the Securities Purchase Agreement, the placement agent and advisors received the following compensation: (i) $368,518 cash as an engagement and documentation fee; (ii) $200,000 as a placement commission; (iii) $59,000 cash as reverse merger service fee, and (iv) warrants to purchase 3,072,289 shares of Common Stock with the same term of the warrants issued to investors.

After the reverse merger, the company has 83,532,777 shares of common stock issued and outstanding and warrant to purchase of 6,670,482 shares of common stock.

(3) Appropriated retained earnings

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to  50% of the entities' registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective company's registered capital.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

The statutory reserve funds cannot be used to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

During 2009 and 2008, the Company appropriated $40,288 and $650,291 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 11 – WARRANTS

In October, 2008, prior to the Merger, the Company issued warrants to the officer to purchase 1,550,000 shares of common stocks, the original exercise price was $0.16 per share,  exercisable within 5 years of the date of issue , during the reverse merger, the exercise price changed to $0.598 per share with all other terms the same.

The warrants meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 1.51% (no dividend yield) and expected term of four years. The fair value of those warrants was recalculated at the reverse merge date at $1,119,172.

In conjunction with the private placement, the warrants issued to investor and placement agent to purchase total 5,120,482 shares of Common stock at an exercise price of $0.498 per share, exercisable within five years of the date of issue. No separate consideration was paid for such warrants. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. This expense directly related to private placement is recorded as additional paid-in capital in the accompanying financial statements. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of common stock and warrants to the placement agent.  The warrants issued to the placement agent, qualify as permanent equity, the value of which warrants has created offsetting debit and credit entries to additional paid-in capital.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 11 – WARRANTS (continued)

The warrants meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging” and EITF 07-5 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 2.51% (no dividend yield) and expected term of five years. The fair value of those warrants at the grant date was calculated at $4,020,876.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Escrowed share arrangement

In accordance with the Securities Purchase Agreement, a majority stockholder of Dragon Lead, immediately following the closing of the  reverse acquisition, entered into a make good escrow agreement with the investors, pursuant to which a total of 3,791,218 of their beneficially owned shares of common stock were delivered to an escrow agent in order  to secure the Company's obligations under the Securities Purchase Agreement to deliver additional common  stock to the private placement investors in the event the Company fails to achieve certain after-PRC--tax net  income of Wuhan Kingold targets for fiscal years 2009, 2010 and 2011 ("Make Good Escrow Shares"). Those targets are RMB65 million, RMB100 million and RMB150 million in after-tax net income for the fiscal years ended December 31, 2009 and ending December 31, 2010 and 2011, respectively. In the event the Company is not able to achieve the net income target, the Company is obligated to transfer 3,791,218 shares of common stock to the private placement investors on a pro-rata basis. Of the 66,208,466 shares of common stock issued in the Share Exchange, 3,791,218 have been deposited by the majority stockholder of Dragon Lead into escrow to secure these obligations.

As the performance threshold was met for fiscal year 2009, 1,263,739 escrowed shares will be returned to stockholders in 2009, the remaining 2,527,479 shares will be released in fiscal years 2010 and 2011 if the performance thresholds for fiscal years 2010 and 2011 are also met.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

Liquidated damages

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors on December 23, 2009, the Company was obligated to make efforts to file a registration statement with the SEC for the registration of 10,240,966 shares of common stock offered by selling stockholders to be declared effective by the SEC on or before June 23, 2010. After June 23, 2010 and for each monthly anniversary date thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, subject to a cap of 6% of total funds raised. The Company has not accrued for these liquidated damages as the Company anticipates the registration statement will be declared effective on or before June 23, 2010

NOTE 12- CONCENTRATIONS AND RISKS

During 2009 and 2008, 99% and 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from companies located in the PRC.

The Company's principal raw material used during the year is gold which accounted for 95% and 76% of the Company's total purchases for the years ended December 31, 2009 and 2008, respectively. The Company purchased gold directly and solely from The Shanghai Gold Exchange ("SGE"), the largest gold trading platform in the PRC.