Form 10-Q
period 2010-03-31
KINGOLD JEWELRY, INC.
filed 2010-05-14
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

ACTIVEWORLDS CORP.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2010 there were 83,532,777 shares of common stock outstanding, par value $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

KINGOLD JEWELRY, INC.
(FORMERLY ACTTIVEWORLDS CORP.)
(UNAUDITED)

i

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
 CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,324,203	$7,964,120
Restricted cash	1,465,013	1,462,587
Accounts receivable	235,858	485,399
Inventories	30,278,018	31,756,009
Other current assets and prepaid expenses	71,382	101,189
Value added tax recoverable	4,484,551	5,792,014
Total Current Assets	51,859,025	47,561,318

PROPERTY AND EQUIPMENT, NET	13,856,046	14,126,950

OTHER ASSETS
Other assets	141,433	141,198
Intangible assets, net	495,628	497,572
Total other assets	637,061	638,770
TOTAL ASSETS	$66,352,132	$62,327,038

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$8,790,075	$8,775,522
Other payables and accrued expenses	364,304	368,196
Income tax payable	1,356,224	1,347,295
Other taxes payable	19,554	192,415
Total Current Liabilities	10,530,157	10,683,428

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000 shares
authorized, none issued or outstanding
as of March 31, 2010 and December 31, 2009	-	-
Common stock $0.001 par value, 100,000,000 shares
authorized, 83,532,777 shares issued and outstanding
as of March 31, 2010 and December 31, 2009	83,532	83,532
Additional paid-in capital	31,035,352	31,035,352
Retained earnings
Unappropriated	19,601,187	15,669,257
Appropriated	895,873	878,911
Accumulated other comprehensive income	3,214,226	3,156,305
Total Stockholders' Equity	54,830,170	50,823,356

Noncontrolling interest	991,805	820,254
Total Equity	55,821,975	51,643,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,352,132	$62,327,038

  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended March 31,
	2010	2009
NET SALES	$60,512,328	38,060,670

COST OF SALES
Cost of sales	(54,214,110)	(34,661,813)
Depreciation	(278,815)	(278,269)
Total cost of sales	(54,492,925)	(34,940,082)

GROSS PROFIT	6,019,403	3,120,588

OPERATING EXPENSES
Selling, general and administrative expenses	383,001	395,067
Depreciation	26,664	29,701
Amortization	2,768	2,765
Total Operating Expenses	412,433	427,533

INCOME FROM OPERATIONS	5,606,970	2,693,055

OTHER INCOME (EXPENSES)
Other income	1,758	-
Interest income	1,181	297
Interest expenses	(134,968)	(264,257)
Total Other Expenses, net	(132,029)	(263,960)

INCOME FROM OPERATIONS BEFORE TAXES	5,474,941	2,429,096

PROVISION FOR INCOME TAXES	(1,355,899)	(607,965)

NET INCOME	4,119,042	1,821,131
Less: net income attribute to the noncontrolling interest	(170,150)	(75,342)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	3,948,892	1,745,789

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	59,322	18,883
Less: foreign currency translation gains
attributable to noncontrolling interest	(1,401)	(284)
Foreign currency translation gains
attributable to common stockholders	57,921	18,599

COMPREHENSIVE INCOME	$4,006,813	1,764,388
Earnings per share
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Weighted average number of shares
Basic	83,532,777	62,208,446
Diluted	86,543,364	62,208,446

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,119,042	$1,821,131
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	308,247	310,735
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	250,286	2,745,044
Inventories	1,530,288	3,153,754
Other current assets and prepaid expenses	30,409	143,962
Value added tax recoverable	1,316,753	(13,482)
Increase (decrease) in:
Other payables and accrued expenses	(4,327)	(189,951)
Income tax payable	6,693	(880,855)
Other taxes payable	(173,139)	(163,773)
Value added tax payable	-	(911,763)
Net cash provided by operating activities	7,384,252	6,014,801

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,217)	(7,177)
Net cash used in investing activities	(11,217)	(7,177)

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	(12,952)	161,018

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,360,083	6,168,642

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	7,964,120	281,994

CASH & CASH EQUIVALENTS, END OF PERIOD	$15,324,203	$6,450,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$116,660	$206,101
Cash paid for income tax	$1,349,206	$1,347,474

  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1- BASIS OF PRESENTAION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2009 Form 10-K.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Kingold Jewelry Inc. ("Kingold"), its wholly owned subsidiaries, Dragon Lead Group Limited ("Dragon Lead") and Wuhan Vogue-Show Jewerly Co., Limited ("Wuhan Vogue-show") and Wuhan Kingold Jewelry Co., Limited ("Wuhan Kingold"), its 95.83% contractually controlled affiliate. The noncontrolling interests represent the minority stockholders' 4.17% proportionate share of the results of Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months.

Restricted cash

The Company's financing facilities require a minimum cash deposit as security in the amount of $ 1,465,013 and $1,462,587 as of March 31, 2010 and December 31, 2009 for borrowings outstanding under its demand financing facilities. The restricted cash amount is classified as a current asset in the balance sheets since the borrowings it secures are classified as current liabilities.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements' assessment of the credit history with the customers and current relationships with them. As of March 31, 2010 and December 31, 2009, there was no allowance recorded as the Company considers all the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for inventories is considered necessary for the three months ended March 31, 2010 and 2009.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation is provided on a straight-line basis, less estimated residual value over the assets' estimated useful lives. The estimated useful lives are as follows:

	Estimated Useful Life	Estimate Residual Value
Buildings	30 years	5%
Plant and machinery	15 years	5%
Motor vehicles	10 years	5%
Office furniture and electronics	5- 10 years	5%

Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets". In accordance with ASC Topic 360, indefinite -lived intangible assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. No impairment loss is recorded for the three months ended March 31, 2010 and 2009.

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

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Sub-contracting fees

The Company also provides sub-contracting services to its customers based on a fixed-price contract. The Company recognizes services-based revenue from all its contracts when the services have been performed, the customers have approved the completion of services, invoices have been issued and collectability is deemed probable. The revenues from sub-contracting services only consist of approximately 6.78% of the total revenue recognized.

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

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 1, 2007, the Company adopted the provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes". ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740-10-25 has not resulted in any material impact on the Company's financial position or results.

Foreign currency translation

Kingold and Dragon Lead maintain their accounting records in the United States Dollars ("US$"), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in the currency of Renminbi ("RMB"), being the primary currency of the economic environment in which their operations are conducted.

For financial reporting purposes, RMB have been translated into United States dollars ("US$") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions, Any significant revaluation of RMB may materially affect the Company's financial condition in terms of US$ reporting.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders' equity.

Other comprehensive income for the three months ended March 31, 2010 and 2009 was $59,322 and $18,883 respectively.

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” (“ASC 260”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Segments

The Company operates in only one segment; As a result segment disclosure is not presented.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In January 2010, FASB amended ASC 820 Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this rule does not have a material impact on its financial statements.

In January 2010, FASB amended Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this rule to have a material impact on its financial statements.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 3- INVENTORIES, NET

Inventories are consisted of the following:
	As of
	March 31, 2010	December 31, 2009
Raw materials	$13,160,076	$9,645,402
Work-in-progress	11,628,435	17,894,676
Finished goods	5,489,507	4,215,931
Less: provision for obsolescence	-
Total inventory	$30,278,018	$31,756,009

For the three months ended March 31, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

NOTE 4- PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2010 and December 31, 2009:

	As of
	March 31, 2010	December 31, 2009
Buildings	$1,884,459	$1,881,339
Plant and machinery	17,362,490	17,325,868
Motor vehicles	38,619	38,555
Office and electric equipment	427,691	423,658
Subtotal	19,713,259	19,669,420
Less: accumulated depreciation	(5,857,213)	(5,542,470)
Property and equipment, net	$13,856,046	$14,126,950

Depreciation expense for the three months ended March 31, 2010 and 2009 were $305,479 and $307,970, respectively.

NOTE 5-OTHER ASSETS

Other assets as of March 31, 2010 and December 31, 2009 consist of the Company’s investment in the membership certificates at Shanghai Diamond Exchange and Shanghai Gold Exchange, those certificates are transferable at the market. There is no impairment loss of these assets as of March 31, 2010 and December 31, 2009.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 6 –INTANGIBLE ASSETS, NET

Intangible assets as of March 31, 2010 and December 31, 2009 consist of land use rights and computer software program acquired. The Company has the right to use the land for fifty years and the right to use the software for five years and the Company amortizes the assets on a straight line basis over its terms from the acquisition date. Amortization expense was $2,768 and $2,765 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 7 –SHORT TERM LOANS

The Short term loans include the following:

	As of
	March 31, 2009	December 31, 2009
a) Loan payable to Pufa bank, Jiangan branch	2,197,519	2,193,881

b) Loan payable to Pufa bank, Jiangan branch	3,662,531	3,656,467

c) Loan payable to Xinye Bank, Hanzhengjie branch	2,930,025	2,925,174

Total short term loans	$8,790,075	$8,775,522

a) Loan payable to Pufa bank, Jiangan branch was one year term from April 2009 to April, 2010 at the interest rate of 5.31% per year. This loan has been guaranteed by buildings and plant and machinery of the Company. The loan has been paid off by the due date.

b) Loan payable to Pufa bank, Jiangan branch was one year term from May 2009 to May, 2010 at the interest rate of 5.31% per year. This loan has been guaranteed by buildings and plant and machinery of the Company. This loan has been paid off by the due date.

c) Loan payable to Xinye bank, Hanzhengjie branch was one year term from December 2009 to December, 2010 at the interest rate of 4.425% per year. This loan has been guaranteed by a third party.

Interest expense paid ended March 31, 2010 and 2009 was $116,660 and $206,101, respectively. Fees paid to the third party guarantors for the three months ended March 31, 2010 and 2009 were $ 18,308 and $ 58,156, respectively.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 8 –INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold was incorporated in the United States and has incurred net operating losses for income tax purpose for the three months ended March 31, 2010 and for the years ended 2009. Kingold had loss carry forwards of approximately $475,941 for U.S. income tax purposes available for offset against future taxable U.S. income. These carry forwards will expire, if not utilized, beginning in 2029 through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history income and continuing losses. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2010 and December 31, 2009 for the loss carry-forwards. The valuation allowance as of March 31, 2010 and December 31, 2009 was $ 161,820 and $111,375, respectively. The net change in the valuation allowance was an increase of $50,445.

Dragon Lead was incorporated in the BVI and under current laws of the BVI; income earned is not subject to income tax.

Wuhan Vougue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the three months ended March 31, 2010 and 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China income tax	25%	25%
Non-dedcutible expenses	-	-
Effective tax rate	25%	25%

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

As of March 31, 2010, the Company had outstanding warrants to acquire 6,670,482 shares of common stock. The 5,120,482 warrants’ excise price is $0.498, while the 1,550,000 warrants’ exercise price is $0.598. As of March 31, 2010, all the outstanding warrants were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share:

	For the three months ended March 31,
	2010	2009
Net income attributable to Common stockholders	$3,948,892	$1,745,789

Weighted average number of common shares outstanding - Basic	83,532,777	66,208,466
Effect of dilutive securities:
Unexercised warrants	3,010,587	-
Weighted average number of common shares outstanding - Diluted	86,543,364	66,208,466
Earnings per share-Basic	$0.05	$0.03
Earnings per share-Diluted	$0.05	$0.03

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

For the three months ended March 31, 2010 and 2009, the Company appropriated $16,962 and $10,072, respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

Note 11 – WARRANTS

In October, 2008, prior to the Merger, the Company issued warrants to the officer to purchase 1,550,000 shares of common stocks, the original exercise price was $0.16 per share,  exercisable within 5 years of the date of issue , during the reverse merger, the exercise price changed to $0.598 per share with all other terms the same.

The Company has determined that the warrants meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”.Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 1.51% (no dividend yield) and expected term of four years. The fair value of those warrants was recalculated at the reverse merge date at $1,119,172.

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

The Company has determined that the warrants meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging” . Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 2.51% (no dividend yield) and expected term of five years. The fair value of those warrants at the grant date was calculated at $4,020,876.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 11 – WARRANTS (Continued)

Following is a summary of the status of warrants activities as of March 31, 2010:
	Warrants	Weighted Average	Average Remaining	Aggregate
	outstanding	Exercise Price	Life in Years	Intrinsic Value
Outstanding, January 1, 2010	6,670,482	0.52	4.77	471,084
Granted
Forfeited
Exercised
Outstanding, March 31, 2010	6,670,482	0.52	4.52	2,860,058

Note 12 – COMMITMENTS AND CONTINGENCIES

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

The Company has evaluated these agreements under ASC 815 including ASU 2010-5 and concluded they do not meet the definition of compensation. Instead, these shares are used as inducements for the investors to complete the transactions. In the event that escrow shares are transferred to the investors, the Company will record the value of the shares as additional financing costs.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Liquidated damages

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors on December 23, 2009, the Company was obligated to make efforts to file a registration statement with the SEC for the registration of 10,240,966 shares of common stock offered by selling stockholders to be declared effective by the SEC on or before June 23, 2010. After June 23, 2010 and for each monthly anniversary date thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, subject to a cap of 6% of total funds raised. Majority of the group of accredited investors have waived their registration rights and the Company will not pay for the penalty as the result. The Company has not accrued for these liquidated damages.

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

Overview

We are engaged in the production and sales of 24 Karat gold jewelry and ornaments in the PRC under the Kingold brand through a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, a PRC corporation. All of our sales are made within the central part of the PRC including Hubei, Hunan, Henan, Jiangxi, Anhui and Sichuan Provinces.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material (24K gold), plus a mark-up reflecting our design fees and processing fees. Typically this mark-up ranges from 4-6% of the price of the base material.

We aim to become an increasingly important participant in the PRC's gold jewelry design and manufacturing sector.  In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our nationwide well-known brand, Kingold.

We have been a member of the Shanghai Gold Exchange since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Shanghai Gold Exchange is limited.  The Shanghai Gold Exchange implements a membership system and only members can buy gold through its trading system.  There were only 162 members of the Shanghai Gold Exchange throughout China in 2008.  Non-members who want to purchase gold must deal with members at a higher purchase price compared to that for members.

Results of Operations

The following table sets forth information from our statements of operations (unaudited) for the three months ended March 31, 2010 and 2009 in U.S. dollars:

	For the quarter ended March 31, (unaudited)
	2010	2009
NET SALES	$60,512,328	$38,060,670

COST OF SALES
Cost of sales	(54,214,110)	(34,661,813)
Depreciation	(278,815)	(278,269)
Total cost of sales	(54,492,925)	(34,940,082)
GROSS PROFIT	6,019,403	3,120,588

OPERATING EXPENSES
Selling, general and administrative expenses	383,001	395,067
Depreciation	26,664	29,701
Amortization	2,768	2,765
Total Operating Expenses	412,433	427,533

INCOME FROM OPERATIONS	5,606,970	2,693,055

OTHER INCOME (EXPENSES)
Other income	1,758	-
Interest income	1,181	297
Interest expenses	(134,968)	(264,257)
Total Other Expenses, net	(132,029)	(263,960)

INCOME FROM OPERATIONS BEFORE TAXES	5,474,941	2,429,096

PROVISION FOR INCOME TAX	(1,355,899)	(607,965)

NET INCOME	4,119,042	1,821,131
Less: net income attribute to the noncontrolling interest	(170,150)	(75,342)

NET INCOME ATTRIBUTE TO COMMON STOCKHOLDERS	3,948,892	1,745,789

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales

Net sales for the three months ended March 31, 2010 increased to $60.5 million, an increase of $22.0 million, or 59%, from net sales of $38.0 million for the three months ended March 31, 2009. The increase in net sales was primarily the result of an increase in our production, continued success in marketing of our products and the increase in the cost of raw materials.

Cost of sales

Cost of sales for the year ended three months ended March 31, 2010 increased to $54.5 million, an increase of $19.6 million, or 56% from $34.9 million for the same period in 2009. The increase was primarily due to the increase in the cost of raw materials caused by higher sales volume for the three months ended March 31, 2010.

Gross profit

Gross profit for the three months ended March 31, 2010 increased to $6.0 million, an increase of $2.9 million, or 93%, from $3.1 million for the same period in 2009. Accordingly, gross margin for the three months ended March 31, 2010 was 9.9%, compared to 8.2% for the same period in 2009. The increase in our gross profit and the increase in our gross margin were primarily due to the increase in production and sales volume of gold, and processing fees. In addition, in 2009, we shifted our focus to the production of gold jewelry other than other jewelry production and the increased gross margin reflects this shift in focus.

Total operating expenses for the three months ended March 31, 2010 were $412,433 , a decrease of $15,099 or 4%, from $427,533 for the same period in 2009. The decrease in operating expenses was primarily due to less depreciation expense and stronger control of other administration expenses.

Interest expenses were $116,660 for three months ended March 31, 2010, an decrease of $89,440 or 43%, from $206,101 for same period in 2009. Fees paid to the third party guarantors for the three months ended March 31, 2010 and 2009 were $18,308 and $58,156, respectively. The decrease in interest expense and guarant fees were primarily a result of a decrease of average loan balance for the three months ended March 31, 2010.

Provision for income tax expense was approximately $1.4 million for three months ended March 31, 2010, an increase of $0.74 million, or 123%, from approximately $0.61 million for the same period in 2009. The increase was primarily due to our increase in gross profit during the first three months of 2010.

Net income attributable to common stockholders increased to $3.9 million for the three months ended March 31, 2010 from $1.7 million for the same period in 2009, an increase of $2.2 million, or 126%.

Net cash provided by operating activities.  Net cash provided by operating activities was $7.4 million for the three months ended March 31, 2010, compared to net cash used in operations of $6.0 million for the same period in 2009. Net cash used in operating activities increased by $1.4 million and was primarily a result of increase in net income and an increase in value added tax recoverable.

Net cash used in investing activities. Net cash used in investing activities amounted to $11,217 for the three months ended March 31, 2010, compared to net cash used in investing activities of $7,177 for the three months ended March 31, 2009.  The slight increase in net cash used in investing activities was as a result of a small increase in the purchase of property and equipment.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

At March 31, 2010, we had outstanding bank loans in the amount of $8.8 million. Our loans are secured by real property and/or guaranteed by a third party guarantor who charges us a commission.

Liquidity and Capital Resources

At March 31, 2010, we had $15.3 million in cash and cash equivalents. We have historically financed our operations with cash flows generated from operations, as well as through the borrowing of short-term bank loans and contribution from stockholders and investment from investors.

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

On December 23, 2009, we received gross proceeds of approximately $5.1 million in a private placement transaction. Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 10,240,966 shares of common stock at a price of $0.498 per share.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for Smaller Reporting Companies

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None

ITEM 1A.    RISK FACTORS.

Not Applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    REMOVED AND RESERVED.

ITEM 5.    OTHER INFORMATION.

Not Applicable.

ITEM 6.    EXHIBITS.

Exhibit
Number     Description

31.1           PEO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2           PFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1           PEO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

32.2           PFO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2010

KINGOLD JEWELRY, INC.

By:	/s/ Jia Zhi Hong
Jia Zhi Hong
Chairman and Chief Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer