Form 10-Q
period 2010-06-30
KINGOLD JEWELRY, INC.
filed 2010-08-12
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 001-15819

KINGOLD JEWELRY, INC.
 (Exact name of registrant as specified in its charter)

Delaware	13-3883101
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

40 Wall Street
58th Floor
New York, NY 10170
 (Address of Principal Executive Office) (Zip Code)

(212) 509-1700
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was  required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

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

As of August 10, 2010 there were 41,766,389 shares of common stock outstanding, par value $0.001.

KINGOLD JEWELRY, INC.
(FORMERLY ACTTIVEWORLDS CORP.)
(UNAUDITED)

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Kingold Jewelry, Inc. (formerly known as Activeworlds Corp.), a Delaware corporation, and our wholly-owned subsidiaries, Dragon Lead, a BVI corporation, Wuhan Vogue-Show Jewelry Co., Ltd., a PRC wholly foreign owned enterprise, and Wuhan Kingold Jewelry Company Limited, or Wuhan Kingold, our contractually controlled entity and a PRC company limited by shares (collectively, the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements.” Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	changes in the market price of gold;
•	changes in political, economic or regulatory conditions generally and in the PRC markets in which we operate;
•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession;
•	our ability to manage growth;
•	our ability to integrate acquired businesses;
•	our ability to retain and attract senior management and other key employees;
•	changes in PRC or U.S. tax laws;
•	increased levels of competition;
•	our ability to comply with environmental laws and regulations; and
•	other risks, including those described in the “Risk Factors” discussion of this prospectus.

CERTAIN DEFINED TERMS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” ” Company,” and “our  Company” refer to Kingold Jewelry, Inc. (formerly known as Activeworlds Corp.), a Delaware corporation, and our wholly-owned subsidiaries, Dragon Lead, a BVI corporation, Wuhan Vogue-Show Jewelry Co., Ltd., a PRC wholly foreign owned enterprise, and Wuhan Kingold Jewelry Company Limited,  our contractually controlled entity and a PRC company limited by shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,643,253	$7,964,120
Restricted cash	-	1,462,587
Accounts receivable	250,820	485,399
Inventories	44,923,854	31,756,009
Other current assets and prepaid expenses	212,395	101,189
Value added tax recoverable	5,649,702	5,792,014
Total Current Assets	57,680,024	47,561,318

PROPERTY AND EQUIPMENT, NET	13,644,058	14,126,950

OTHER ASSETS
Other assets	142,360	141,198
Intangible assets, net	496,089	497,572
Total other assets	638,449	638,770
TOTAL ASSETS	$71,962,531	$62,327,038

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$8,847,678	$8,775,522
Other payables and accrued expenses	750,037	368,196
Income tax payable	1,600,228	1,347,295
Other taxes payable	45,812	192,415
Total Current Liabilities	11,243,755	10,683,428

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 83,532,777 shares issued and outstanding as of June 30, 2010 and December 31, 2009	83,532	83,532
Additional paid-in capital	31,035,352	31,035,352
Retained earnings
Unappropriated	23,885,309	15,669,257
Appropriated	915,767	878,911
Accumulated other comprehensive income	3,600,323	3,156,305
Total Stockholders' Equity	59,520,283	50,823,356

Noncontrolling interest	1,198,493	820,254
Total Equity	60,718,776	51,643,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,962,531	$62,327,038

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

NET SALES	$107,843,982	$60,418,354	$168,356,310	$98,479,024

COST OF SALES
Cost of sales	(100,568,471)	(57,277,251)	(154,782,581)	(91,939,064)
Depreciation	(276,269)	(278,334)	(555,084)	(556,603)
Total cost of sales	(100,844,740)	(57,555,585)	(155,337,665)	(92,495,667)

GROSS PROFIT	6,999,242	2,862,769	13,018,645	5,983,357

OPERATING EXPENSES
Selling, general and administrative expenses	742,564	440,871	1,125,566	835,938
Depreciation	29,614	29,741	56,277	59,442
Amortization	2,769	2,767	5,538	5,532
Total Operating Expenses	774,947	473,379	1,187,381	900,912

INCOME FROM OPERATIONS	6,224,295	2,389,390	11,831,264	5,082,445

OTHER INCOME (EXPENSES)
Other income	2,294	966	4,052	966
Interest income	1,126	(273)	2,307	24
Interest expense	(134,568)	(246,247)	(269,536)	(510,504)
Total Other Expenses, net	(131,148)	(245,554)	(263,177)	(509,514)

INCOME FROM OPERATIONS BEFORE TAXES	6,093,147	2,143,836	11,568,087	4,572,931

PROVISION FOR INCOME TAXES	(1,590,197)	(536,657)	(2,946,095)	(1,144,622)

NET INCOME	$4,502,950	$1,607,179	$8,621,992	$3,428,309
Less: net income attribute to the noncontrolling interest	(198,934)	(156,118)	(369,084)	(231,460)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,304,016	$1,451,061	$8,252,908	$3,196,849

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	393,852	79,041	453,174	97,924
Less: foreign currency translation gains attributable to noncontrolling interest	(7,754)	(284)	(9,155)	(567)
Foreign currency translation gains attributable to common stockholders	386,098	78,757	444,019	97,357

COMPREHENSIVE INCOME	$4,690,114	$1,529,818	$8,696,927	$3,294,206

Earnings per share
Basic	$0.05	0.02	$0.10	0.05
Diluted	$0.05	0.02	$0.09	0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,621,992	$3,428,309
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	616,899	621,577
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	237,022	1,046,051
Inventories	(12,822,975)	12,790,677
Other current assets and prepaid expenses	(110,193)	113,014
Value added tax recoverable	188,703	-
Increase (decrease) in:
Other payables and accrued expenses	379,370	40,042
Income tax payable	285,799	(952,530)
Other taxes payable	(192,738)	(508,331)
Net cash provided by (used in) operating activities	(2,796,120)	16,578,809

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,198)	(9,906)
Net cash used in investing activities	(16,198)	(9,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	1,465,044	1,243,302
Proceeds from bank loans	5,860,174	5,853,853
Repayments of bank loans	(5,860,174)	(5,414,814)
Net cash provided by financing activities	1,465,044	1,682,341

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	26,407	14,379

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,320,867)	18,265,623

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	7,964,120	337,903

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,643,253	$18,603,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$232,910	$414,529
Cash paid for income tax	$2,705,810	$2,097,286

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1- BASIS OF PRESENTAION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2009 Form 10-K.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Kingold Jewelry Inc. (Kingold), its wholly owned subsidiaries, Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”) and Wuhan Kingold Jewelry Co., Limited (“Wuhan Kingold”), its 95.83% contractually controlled affiliate. The noncontrolling interests represent the minority stockholders' 4.17% proportionate share of the results of Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

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

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted cash

The Company's financing facilities require a minimum cash deposit as security for borrowings outstanding under its demand financing facilities. The restricted cash amount is classified as a current asset in the balance sheets since the borrowings it secures are classified as current liabilities. As of June 30, 2010 the balance was $0, compared to the balance of $1,462,587 as of December 31, 2009. Because of our accumulated good credit record, the restricted cash is currently waived by the financing facilities.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements' assessment of the credit history with the customers and current relationships with them. As of June 30, 2010 and December 31, 2009, the Company has not recorded any write off of customer receivables and there was no allowance for doubtful accounts established. The Company considers all the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. The Company has not recorded any write down of inventory as a result of the Company’s entire inventory is turned over usually within thirty to sixty days.  Therefore, the Company has determined no allowance for inventories is considered necessary for the six months ended June 30, 2010 and 2009.

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

Depreciation is provided on a straight-line basis, less estimated residual value over the assets' estimated useful lives. The estimated useful lives are as follows:

	Estimate Useful Life	Estimated Redidual Value
Buildings	30 Years	5%
Plant and Machinery	15 Years	5%
Motor Vehicles	10 Years	5%
Office Furniture and Electronic Equipment	5-10 Years	5%

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets". In accordance with ASC Topic 360, indefinite -lived intangible assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. No impairment loss is recorded for the six months ended June 30, 2010 and 2009.

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

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales of products

The Company recognizes revenue on sales of products when the goods are delivered and title to the goods passes to the customers provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Sub-contracting fees

The Company also provides sub-contracting services to its customers based on a fixed-price contract. The Company recognizes services-based revenue from all its contracts when the services have been performed, the customers have approved the completion of services, invoices have been issued and collectability is deemed probable. The revenues from sub-contracting services only consist of approximately 3.98% of the total revenue recognized.

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

On January1, 2007, the Company adopted the provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes". ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions. The adoption of ASC 740-10-25 has not resulted in any material impact on the Company's financial position or results.

The Company records interest and penalties as a general and administrative expense.  The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remain open for tax years 2007 and after.  The Company’s foreign tax returns, mainly PRC, remain open for tax years 2008 and after.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

Kingold and Dragon Lead maintain their accounting records in the United States Dollars ("US$"), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in the currency of Renminbi ("RMB"), being the primary currency of the economic environment in which their operations are conducted.

The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions, Any significant revaluation of RMB may materially affect the Company's financial condition in terms of US$ reporting.

Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders' equity.

Other comprehensive income for the six months ended June 30, 2010 and 2009 was $444,019 and $97,357, respectively, and for three months ended June 30, 2010 and 2009 was $386,098 and $78,757, respectively.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10, "Subsequent Events" ("ASC 855-10"), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company's financial position or results of operations. In February 2010, the FASB issued ASU 2010-09 "Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which removed the requirements in ASC 855-10 for an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements.  ASU 2010-09 became effective upon issuance and the adoption of ASU 2010-09 did not have a material effect on the Company's financial position or results of operations.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3- INVENTORIES, NET

Inventories consist the following:

	As of June 30,	As of December 31,
	2010	2009
Raw Materials	$11,630,310	$9,645,402
Work-in-progress	27,556,197	17,894,676
Finished Goods	5,737,347	4,215,931
Less: Provision for Obsolescence	-	-
Total Inventory	$44,923,854	$31,756,009

For the six months ended June 30, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

NOTE 4- PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment:

	As of June 30,	As of December 31,
	2010	2009

Buildings	$1,851,154	$1,881,339
Plant and Machinery	17,366,074	17,325,868
Motor Vehicles	38,872	38,555
Office and Electronic Equipment	591,355	423,658
Subtotal	19,847,455	19,669,420
Less: accumulated depreciation	(6,203,397)	(5,542,470)
Property and Equipment, Net	$13,644,058	$14,126,950

Depreciation expense for the six months ended June 30, 2010 and 2009 were $611,361 and $616,045, respectively. Depreciation expense for the three months ended June 30, 2010 and 2009 were $305,883 and $308,075, respectively.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5-OTHER ASSETS

Other assets as of June 30, 2010 and December 31, 2009 consist of the Company’s investment in the membership certificates at Shanghai Diamond Exchange and Shanghai Gold Exchange.

In accordance with ASC 940-340, membership certificates at Shanghai Diamond Exchange and Shanghai Gold Exchange owned by the Company are originally carried at cost or, if another-than-temporary impairment in value has occurred, at adjusted cost.  In determining whether another-than-temporary decline in value has occurred, the Company uses ASC 320, ASC 958 and Section M of Topic 5 of the SEC Staff Accounting Bulletin series (“SAB 59”) as analogous guidance.  There was no impairment of these assets as of June 30, 2010 and December 31, 2009.

NOTE 6 –INTANGIBLE ASSETS, NET

Intangible assets as of June 30, 2010 and December 31, 2009 consist of land use rights and computer software program acquired. The Company has the right to use the land for fifty years and the right to use the software for five years and the Company amortizes the assets on a straight line basis over its terms from the acquisition date. Amortization expense was $5,538 and $5,532 for the six months ended June 30, 2010 and 2009, and was $2,769 and $2,767 for the three months ended June 30, 2010 and 2009, respectively.

NOTE 7 –SHORT TERM LOANS

The Short term loans include the following:

	As June 30,	As December 31,
	2010	2009

a) Loan payable to Pufa Bank	$5,898,452	$5,850,348

b) Loan payable to Xinye Bank	2,949,226	2,925,174

Total Short Term Loan	$8,847,678	$8,775,522

a) Loan payable to Pufa bank, Jiangan branch was originally one year term from May 2009 to May 2010 at the interest rate of 5.31% per year, the loan was paid off by the due date and then, as customary to China, was, reborrowed for another one year term from May 2010 to May 2011 at the interest rate of 5.5755% per year pursuant to a new note. This loan has been guaranteed by buildings and plant and machinery of the Company.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 –SHORT TERM LOANS (Continued)

b) Loan payable to Xinye bank, Hanzhengjie branch was one year term from December 2009 to December 2010 at the interest rate of 4.425% per year. This loan has been guaranteed by a non-related third party.

Interest expense for the six months ended June 30, 2010 and 2009 was $269,536 and $510,504, respectively and for the three months ended June 30, 2010 and 2009 was $134,568 and $246,247, respectively.

NOTE 8 –INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold was incorporated in the United States and has incurred net operating losses for income tax purpose for the six months ended June 30, 2010 and for the years ended 2009. Kingold had loss carry forwards of approximately $587,000 for U.S. income tax purposes available for offset against future taxable U.S. income. These carry forwards will expire, if not utilized, beginning in 2029 through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history income and continuing losses. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010 and December 31, 2009 for the loss carry-forwards. The valuation allowance as of June 30, 2010 and December 31, 2009 was approximately $199,000 and $111,000, respectively. The net change in the valuation allowance was an increase of approximately $88,000.

Dragon Lead was incorporated in the BVI and under current laws of the BVI; income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the six months ended June 30, 2010 and 2009.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 –INCOME TAX (Continued)

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended June 30,
	2010	2009

US Statutory Rate	34%	34%
Foreign Income not Recognized in USA	-34%	-34%
China Income Tax	25%	25%
Non-deductible Expenses	-	-
Effective Tax Rate	25%	25%

NOTE 9 –EARNINGS PER SHARE

In December 23, 2009, the Company entered into a reverse merger transaction with Dragon Lead. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805. ASC 805 states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

As of June 30, 2010, the Company had outstanding warrants to acquire 6,670,482 shares of common stock. 5,120,482 warrants have an excise price of $0.498, while 1,550,000 warrants have an exercise price of $0.598. As of June 30, 2010, all the outstanding warrants were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 –EARNINGS PER SHARE (Continued)

The following table presents a reconciliation of basic and diluted net income per share:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income attributable to Common stockholders	$8,252,908	$3,196,849	$4,304,017	$1,451,061
Weighted average number of common shares outstanding - Basic	83,532,777	66,208,466	83,532,777	66,208,466
Effect of dilutive securities:
Unexercised warrants	5,406,155	-	5,406,155	-
Weighted average number of common shares outstanding - Diluted	88,938,932	66,208,466	88,938,932	66,208,466

Earnings per share-Basic	$0.10	$0.05	$0.05	$0.02

Earnings per share-Diluted	$0.09	$0.05	$0.05	$0.02

Note 10 - STOCKHOLDERS’ EQUITY

(1) Issuance of Common Stock for recapitalization

Before the acquisition of Dragon Lead, the company had 6,250,010 shares of common stock issued and outstanding. In addition, the Company has outstanding warrants issued to former officers and consultants to purchase 1,550,000 shares of common stock, which were amended to increase the exercise price changed to $0.598 per share.

On December 23, 2009, the Company issued 66,208,466 shares of common stock in the acquisition of Dragon Lead for the recapitalization of Dragon Lead and re-organization of Kingold.

On December 23, 2009, 833,335 shares of common stock were issued to a consultant for advisory services related to the acquisition of Dragon Lead. This expense is recorded at fair value of $0.498 per share at the grant date for a total of $415,001.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

For the six months ended June 30, 2010 and 2009, the Company appropriated $36,856 and $25,108, respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 – WARRANTS

In October, 2008, prior to the acquisition of Dragon Lead, the Company issued warrants to formers officers and consultants to purchase 1,550,000 shares of common stock, the original exercise price was $0.16 per share,  exercisable within 5 years of the date of issue, in connection with the acquisition, the exercise price changed to $0.598 per share with all other terms the same.

The Company has determined that the warrants meet the conditions for equity classification pursuant to ASC 815. Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 1.51% (no dividend yield) and expected term of four years. The fair value of those warrants was recalculated at the reverse merge date at $1,119,172.

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

Following is a summary of the status of warrants activities as of June 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate
	Outstanding	Exercise Price	Life in Years	Intrinsic Value
Outstanding, January 1, 2010	6,670,482	0.52	4.77	471,084
Granted	-
Forfeited	-
Exercised	-
Outstanding, June 30, 2010	6,670,482	0.52	4.27	14,875,175

KINGOLD JEWELRY, INC.
(FORMERLY ACTIVEWORLDS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12 – COMMITMENTS AND CONTINGENCIES

Escrowed share arrangement

In accordance with the Securities Purchase Agreement, a majority stockholder of Dragon Lead, immediately following the closing of the  reverse acquisition, entered into a make good escrow agreement with the investors, pursuant to which a total of 3,791,218 of their beneficially owned shares of common stock were delivered to an escrow agent in order  to secure the Company's obligations under the Securities Purchase Agreement to deliver additional common  stock to the private placement investors in the event the Company fails to achieve certain after-PRC—tax net  income of Wuhan Kingold targets for fiscal years 2009, 2010 and 2011 ("Make Good Escrow Shares"). Those targets are RMB65 million, RMB100 million and RMB150 million in after-tax net income for the fiscal years ended December 31, 2009 and ending December 31, 2010 and 2011, respectively. In the event the Company is not able to achieve the net income target, the Company is obligated to transfer 3,791,218 shares of common stock to the private placement investors on a pro-rata basis. Of the 66,208,466 shares of common stock issued in the Share Exchange, 3,791,218 have been deposited by the majority stockholder of Dragon Lead into escrow to secure these obligations.

As the performance threshold was met for fiscal year 2009, 1,263,739 escrowed shares will be returned to stockholders in 2009, the remaining 2,527,479 shares will be released in fiscal years 2010 and 2011 if the performance thresholds for fiscal years 2010 and 2011 are also met.

Liquidated damages

Pursuant to the Securities Purchase Agreement entered into between the Company and a group of accredited investors on December 23, 2009, the Company was obligated to make efforts to file a registration statement with the SEC for the registration of 10,240,966 shares of common stock offered by selling stockholders to be declared effective by the SEC on or before June 23, 2010. After June 23, 2010 and for each monthly anniversary date thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, subject to a cap of 6% of total funds raised. A majority of the group of accredited investors have waived their registration rights and the Company will not pay for the penalty as the result. Accordingly, the Company has not accrued for these liquidated damages.

Note 13 – Subsequent Events

On August 10, 2010, the Company effected a 1-for-2 reverse split of its Common Stock. As such, the total number of the Common shares outstanding after the reverse split is 41,766,389.

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

Our Business

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

Results of Operations

The following table sets forth information from our statements of operations (unaudited) for the three months and six months ended June 30, 2010 and 2009 in U.S. dollars:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

NET SALES	$107,843,982	$60,418,354	$168,356,310	$98,479,024

COST OF SALES
Cost of sales	(100,568,471)	(57,277,251)	(154,782,581)	(91,939,064)
Depreciation	(276,269)	(278,334)	(555,084)	(556,603)
Total cost of sales	(100,844,740)	(57,555,585)	(155,337,665)	(92,495,667)

GROSS PROFIT	6,999,242	2,862,769	13,018,645	5,983,357

OPERATING EXPENSES
Selling, general and administrative expenses	742,564	440,871	1,125,566	835,938
Depreciation	29,614	29,741	56,277	59,442
Amortization	2,769	2,767	5,538	5,532
Total Operating Expenses	774,947	473,379	1,187,381	900,912

INCOME FROM OPERATIONS	6,224,295	2,389,390	11,831,264	5,082,445

OTHER INCOME (EXPENSES)
Other income	2,294	966	4,052	966
Interest income	1,126	(273)	2,307	24
Interest expense	(134,568)	(246,247)	(269,536)	(510,504)
Total Other Expenses, net	(131,148)	(245,554)	(263,177)	(509,514)

INCOME FROM OPERATIONS BEFORE TAXES	6,093,147	2,143,835	11,568,087	4,572,931

PROVISION FOR INCOME TAXES	(1,590,197)	(536,657)	(2,946,095)	(1,144,622)

NET INCOME	$4,502,950	$1,607,179	$8,621,992	$3,428,309
Less: net income attribute to the noncontrolling interest	(198,934)	(156,118)	(369,084)	(231,460)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,304,016	$1,451,061	$8,252,908	$3,196,849

Three Months and Six Months Ended June 30, 2010 Compared to Three Months and Six Months Ended June 30, 2009

Net Sales

Net sales for the three months ended June 30, 2010 increased to $107.8 million, an increase of $47.4 million, or 78.5%, from net sales of $60.4 million for the three months ended June 30, 2009. The increase in net sales was primarily the result of an increase in our production, continued success in marketing of our products.

Net sales for the six months ended June 30, 2010 increased to $168.4 million, an increase of $69.9 million, or 71%, from net sales of $ 98.5 million for the six months ended June 30, 2009. The increase in net sales was primarily the result of an increase in our production, continued success in marketing of our products.

Cost of sales

Cost of sales for the three months ended June 30, 2010 increased to $100.6 million, an increase of $43.3 million, or 75.6% from $57.3 million for the same period in 2009. The increase was primarily due to the increase in the cost of gold and the increased amount of gold we needed to purchase in order to fulfill our increased sales volume for the three months ended June 30, 2010.

Cost of sales for the six months ended June 30, 2010 increased to $154.8 million, an increase of $62.9 million, or 68.4% from $91.9 million for the same period in 2009. The increase was primarily due to the increase in the cost of gold and the increased amount of gold we needed to purchase to fulfill our increased sales volume for the six months ended June 30, 2010.

Gross profit

Gross profit for the three months ended June 30, 2010 increased to $7 million, an increase of $4.1 million, or 141%, from $2.9 million for the same period in 2009.  Accordingly, gross margin for the three months ended June 30, 2010 was 6.49%, compared to 4.8% for the same period in 2009. The increase in our gross profit and the increase in our gross margin were primarily due to the increase in production and sales volume of gold, and processing fees. In addition, since 2009, we have continued to focus on the production of gold jewelry rather than other jewelry products, and to focus on production of our proprietary brands rather than custom production for customers. Our increased gross margin reflects this shift in focus.

Gross profit for the six months ended June 30, 2010 increased to $13 million, an increase of $7 million, or 117%, from $6 million for the same period in 2009.

Accordingly, gross margin for the six months ended June 30, 2010 was 7.72%, compared to 6.09% for the same period in 2009. The increase in our gross profit and the increase in our gross margin were primarily due to the increase in production and sales volume of gold, and processing fees. In addition, since 2009, we have continued to focus on the production of gold jewelry rather than other jewelry products, and to focus on production of our proprietary brands rather than custom production for customers. Our increased gross margin reflects this shift in focus.

Expenses

Total operating expenses for the three months ended June 30, 2010 were $0.77 million, an increase of $0.3 million or 63.8%, from $0.47 million for the same period in 2009. The increase in operating expenses was primarily due to increase administration expenses associated with operating a public company in the United States.

Total operating expenses for the six months ended June 30, 2010 were $1.19 million, an increase of $0.29 million or 32.2%, from $0.9 million for the same period in 2009. The increase in operating expenses was primarily due to increase administration expenses associated with operating a public company in the United States.

Interest expenses were $0.13 million for three months ended June 30, 2010, a decrease of $0.11 million or 45.4%, from $.24 million for same period in 2009. The decrease in interest expense was primarily a result of a decrease of average loan balance for the three months ended June 30, 2010.

Interest expenses were $0.27 million for six months ended June 30, 2010, a decrease of $0.24 million or 47%, from $0.51 million for same period in 2009. The decrease in interest expense was primarily a result of a decrease of average loan balance for the six months ended June 30, 2010.

Provision for income tax expense was approximately $1.6 million for the three months ended June 30, 2010, an increase of $1.1million, or 220%, from approximately $0.5million for the same period in 2009. The increase was primarily due to our increase in gross profit during the first three months of 2010.

Provision for income tax expense was approximately $2.9 million for the six months ended June 30, 2010, an increase of $1.8 million, or 163%, from approximately $1.1 million for the same period in 2009. The increase was primarily due to our increase in gross profit during the first three months of 2010.

Net income attributable to common stockholders increased to $4.3 million for the three months ended June 30, 2010 from $1.5 million for the same period in 2009, an increase of $2.8 million, or 197%.

Net income attributable to common stockholders increased to $8.3 million for the six months ended June 30, 2010 from $3.2 million for the same period in 2009, an increase of $5.1 million, or 159%.

Net cash used in operating activities.  Net cash used in operating activities was $2.8 million for the six months ended June 30, 2010, compared to net cash provided by operating activities of $16.6 million for the same period in 2009, primarily because  we had purchased a significant amount of gold during the six month period ended June 30, 2010 anticipating a price hike.  Compared with our inventory balance as of December 31, 2009, our inventory increase by $12.8 million by the end of June 30, 2010.

Net cash used in investing activities. Net cash used in investing activities amounted to only $16,198 for the six months ended June 30, 2010, compared to net cash used in investing activities of $9,906 for the six months ended June 30, 2009.  The slight increase in net cash used in investing activities was as a result of a small increase in the purchase of property and equipment.

Net cash used in financing activities. Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2010, compared to net cash provided by investing activities of $1.7 million for the six months ended June 30, 2009.  The small decrease in net cash provided by financing activities was as a result of an increase in our payoff of bank financing.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet transactions.

At June 30, 2010, we had outstanding bank loans in the amount of $8.8 million. Our loans are secured by real property and/or guaranteed by a non-related third party guarantor who charges us a commission.

Liquidity and Capital Resources

At June 30, 2010, we had $6.6 million in cash and cash equivalents. We have historically financed our operations with cash flows generated from operations, as well as through the borrowing of short-term bank loans and contribution from stockholders and investment from investors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and inventory purchase commitments and provision for income taxes. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. Actual results could differ from these estimates. Periodically, the Company’s senior management will review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and related discussion in Part I, "Item 1A. Risk Factors" in our 2009 Annual Report filed on Form 10-K, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved.

Item 5.	Other Information.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this Report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1	Certification of the Registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2010

KINGOLD JEWELRY, INC.

By:	/s/ Jia Zhi Hong
Jia Zhi Hong
Chairman and Chief Executive Officer