Form 10-K/A
period 2009-12-31
KINGOLD JEWELRY, INC.
filed 2010-10-04
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $133,448.

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
☐ Yes ☐ No

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Kingold Jewelry, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) to replace Item 9A(T) with a revised Item 9A(T).  In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated Certifications.  The remainder of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 remains unchanged and this Form 10-K/A should be read in conjunction with the Form 10-K.

PART II

Item 9A(T) Controls and Procedures.

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

2

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

Date: July 28, 2010

Kingold Jewelry, Inc.

By:	/s/ Jia Zhi Hong
Jia Zhi Hong
Chairman and Chief Executive Officer

3