Form 10-Q/A
period 2010-03-31
KINGOLD JEWELRY, INC.
filed 2010-10-04
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
☐     Yes     ☐   No

Explanatory Note

Kingold Jewelry, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three month period ended March 31, 2010 (the “Quarterly Report”) to replace Item 4T with a revised Item 4T. In addition, in connection with the filing of this Form 10-Q/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including certain currently dated Certifications. The remainder of the Quarterly Report filed with the Securities and Exchange Commission on May 14, 2010 remains unchanged and this Form 10-Q/A should be read in conjunction with the Form 10-Q.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

2

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2010

KINGOLD JEWELRY, INC.

By:	/s/ Jia Zhi Hong
Jia Zhi Hong
Chairman and Chief Executive Officer

3