Form 10-K/A
period 2009-12-31
KINGOLD JEWELRY, INC.
filed 2010-10-29
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
(Amendment No. 2)
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

KINGOLD JEWELRY, INC.
(Exact name of registrant as specified in its charter)

———————

Delaware	001-15819	13-3883101
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

40 Wall Street
58th Floor
New York, NY 10170
(Address of Principal Executive Office) (Zip Code)

(212) 661-6800
Registrant’s telephone number, including area code)

ACTIVEWORLDS CORP.
40 Wall Street
58th Floor
New York, NY 10170

 (Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common		NASDAQ Capital Market

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

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Kingold Jewelry, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2009 (the “Annual Report”) to replace the signature page to the Annual Report with revised signatures of the Company’s Chief Executive Officer and the Chief Executive Officer.  The remainder of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 remains unchanged and this Form 10-K/A should be read in conjunction with the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2010

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer