Form 10-Q/A
period 2010-03-31
KINGOLD JEWELRY, INC.
filed 2010-10-29
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
(Amendment No. 2)
———————

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

Explanatory Note

Kingold Jewelry, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the three month period ended March 31, 2010 (the “Quarterly Report”) to revise the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) are currently dated.  The remainder of the Quarterly Report filed with the Securities and Exchange Commission on May 14, 2010 remains unchanged and this Form 10-Q/A should be read in conjunction with the Form 10-Q.

Date: October 29, 2010

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer