Form 10-Q
period 2010-09-30
KINGOLD JEWELRY, INC.
filed 2010-11-12
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KINGOLD JEWELRY, INC.
 (Exact name of registrant as specified in its charter)

Delaware	001-15819	13-3883101
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

15 Huangpu Science and Technology Park
Jiang’an District
Wuhan, Hubei Province, PRC 430023
 (Address of Principal Executive Office) (Zip Code)

(011) 86 27 65660703
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
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.  See the definitions of “large accelerated filer,””accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 15th, 2010 (the last practicable date) there were 42,343,073 shares of common stock outstanding, par value $0.001.

KINGOLD JEWELRY, INC.
(FORMERLY: ACTTIVEWORLDS CORP.)
(UNAUDITED)

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements of Kingold Jewelry, Inc. (formerly known as Activeworlds Corp.), a Delaware corporation, and our wholly-owned subsidiaries, Dragon Lead, a BVI corporation, Wuhan Vogue-Show Jewelry Co., Ltd., a PRC wholly foreign owned enterprise, and Wuhan Kingold Jewelry Company Limited, or Wuhan Kingold, our contractually controlled entity and a PRC company limited by shares (collectively, the “Company”), to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by such forward-looking statements contained in this Form 10-Q. In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

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

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

•	changes in the market price of gold;

•	changes in political, economic or regulatory conditions generally and in the PRC markets in which we operate;

•	non-performance of suppliers on their sale commitments;

•	customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	our ability to retain and attract senior management and other key employees;

•	changes in PRC or U.S. tax laws;

•	increased levels of competition;

•	our ability to comply with environmental laws and regulations; and

•	other risks, including those described in our Annual Form 10-K for the year ended December 31, 2009 and in the “Risk Factors” discussion of this Form 10-Q.

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

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,484,044	$7,964,120
Restricted cash	-	1,462,587
Accounts receivable	334,749	485,399
Inventories	50,660,556	31,756,009
Other current assets and prepaid expenses	455,536	101,189
Deferred offering costs	125,994	-
Value added tax recoverable	4,287,164	5,792,014
Total Current Assets	65,348,044	47,561,318

PROPERTY AND EQUIPMENT, NET	13,525,483	14,126,950

OTHER ASSETS
Other assets	144,280	141,198
Intangible assets, net	499,958	497,572
Total other assets	644,238	638,770
TOTAL ASSETS	$79,517,765	$62,327,038

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$8,967,055	$8,775,522
Other payables and accrued expenses	1,375,197	368,196
Income tax payable	2,004,715	1,347,295
Other taxes payable	61,757	192,415
Total Current Liabilities	12,408,723	10,683,428

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 42,343,073 and 41,766,404 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	42,343	41,766
Additional paid-in capital	31,076,541	31,077,118
Retained earnings
Unappropriated	29,108,122	15,669,257
Appropriated	940,528	878,911
Accumulated other comprehensive income	4,476,027	3,156,305
Total Stockholders' Equity	65,643,561	50,823,356

Noncontrolling interest	1,465,482	820,254
Total Equity	67,109,042	51,643,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,517,765	$62,327,038

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

NET SALES	$169,706,497	$93,703,615	$338,062,808	$192,036,951

COST OF SALES
Cost of sales	(160,792,165)	(89,797,397)	(315,574,745)	(181,600,448)
Depreciation	(277,204)	(278,001)	(832,288)	(833,781)
Total cost of sales	(161,069,369)	(90,075,398)	(316,407,033)	(182,434,229)

GROSS PROFIT	8,637,128	3,628,217	21,655,775	9,602,722

OPERATING EXPENSES
Selling, general and administrative expenses	1,007,909	376,917	2,133,475	1,107,683
Depreciation	30,665	31,799	86,942	91,153
Amortization	2,792	2,762	8,330	8,286
Total Operating Expenses	1,041,366	411,478	2,228,747	1,207,122

INCOME FROM OPERATIONS	7,595,762	3,216,739	19,427,028	8,395,600

OTHER INCOME (EXPENSES)

Other income	14,881	3,328	18,933	4,292
Interest income	926	1,492	3,232	2,471
Interest expense	(135,638)	(175,340)	(405,174)	(589,256)
Other expenses	(1,469)	(83,993)	(1,469)	(183,767)
Total Other Expenses, net	(121,300)	(254,513)	(384,477)	(766,260)

INCOME FROM OPERATIONS BEFORE TAXES	7,474,462	2,962,226	19,042,551	7,629,340

PROVISION FOR INCOME TAXES	(1,979,290)	(730,493)	(4,925,385)	(1,873,422)

NET INCOME	$5,495,172	$2,231,733	$14,117,166	$5,755,918
Less: net income attribute to the noncontrolling interest	(247,601)	-	(616,684)	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,247,571	$2,231,733	$13,500,482	$5,755,918

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	895,091	34,589	1,348,265	72,366
Less: foreign currency translation gains attributable to noncontrolling interest	(19,388)	-	(28,543)	-
Foreign currency translation gains attributable to common stockholders	875,703	34,589	1,319,722	72,366

COMPREHENSIVE INCOME	$6,123,274	$2,266,322	$14,820,204	$5,828,284

Earnings per share
Basic	$0.13	$0.07	$0.32	$0.17
Diluted	$0.12	$0.07	$0.31	$0.17
Weighted average number of shares
Basic	41,861,457	33,104,234	41,798,205	33,104,234
Diluted	44,222,499	33,104,234	43,932,055	33,104,234

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,117,166	$5,755,918
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	919,230	924,934
Amortization of intangible assets	8,330	8,286
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	158,509	1,053,595
Inventories	(17,902,549)	540,624
Other current assets and prepaid expenses	(348,268)	75,044
Deferred offering costs	(125,994)	-
Value added tax recoverable	1,603,596	(3,649,907)
Increase (decrease) in:
Other payables and accrued expenses	997,823	(39,907)
Income tax payable	678,071	(756,856)
Value added tax payable	-	(910,936)
Other taxes payable	(193,280)	124,722
Net cash provided by (used in) operating activities	(87,366)	3,125,517

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,862)	(5,979)
Net cash used in investing activities	(24,862)	(5,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	1,469,160	(6,553)
Proceeds from bank loans	5,876,639	5,845,808
Repayments of bank loans	(5,876,639)	(11,253,180)
Capital Contribution by stockholders	-	9,360,009
Net cash provided by financing activities	1,469,160	3,946,084

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	162,992	5,581

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,519,924	7,071,203

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,964,120	281,994

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,484,044	$7,353,197

Cash paid for interest expense	$357,198	$589,256
Cash paid for income tax	$4,267,965	$2,630,279

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s 2009 Form 10-K filed on March 31, 2010 as well as Form 8-K filed on December 28, 2009.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Kingold Jewelry Inc. (Kingold), its wholly owned subsidiaries, Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”) and Wuhan Kingold Jewelry Co., Limited (“Wuhan Kingold”), its 95.83% contractually controlled affiliate. The noncontrolling interests represent the minority stockholders’ 4.17% proportionate share of the results of Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with a bank with an original maturity of less than three months.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Restricted cash

The Company’s financing facilities require a minimum cash deposit as security for borrowings outstanding under its demand financing facilities. The restricted cash amount is classified as a current asset in the balance sheets since the borrowings it secures are classified as current liabilities. As of September 30, 2010 the balance was $0, compared to the balance of $1,462,587 as of December 31, 2009. Because of our accumulated good credit record, the restricted cash is currently waived by the financing facilities.

Accounts Receivables

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them. As of September 30, 2010 and December 31, 2009, the Company has not recorded any write off of customer receivables and there was no allowance for doubtful accounts established. The Company considers all the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. The Company has not recorded any write down of inventory as a result of the Company’s entire inventory is turned over usually within thirty to sixty days. Therefore, the Company has determined no allowance for inventories is considered necessary for the nine months ended September 30, 2010 and 2009.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Estimated Useful Life
Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5-10 years

Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets.” In accordance with ASC Topic 360, indefinite-lived intangible assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. No impairment loss is recorded for the nine months ended September 30, 2010 and 2009.

Fair value of financial instruments

FASB Codification Topic 825(“ASC Topic 825”), “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of accounts receivable, other current assets and prepaid expenses, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Revenue recognition

Net sales are primarily composed of sales of products to wholesale and retail customers and subcontracting fees. The Company recognizes revenues under the FASB Codification Topic 605 (“ASC Topic 605”), Revenue is recognized when all of the following have occurred: persuasive evidence of arrangement with the customer, services has been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenues are considered to have been met as follows:

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

On January 1, 2007, the Company adopted the provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes.” ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions. The adoption of ASC 740-10-25 has not resulted in any material impact on the Company’s financial position or results.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remain open for tax years 2007 and after. The Company’s foreign tax returns, mainly PRC, remain open for tax years 2008 and after.

Foreign currency translation

Kingold and Dragon Lead maintain their accounting records in the United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income.”

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity.

Other comprehensive income for the nine months ended September 30, 2010 and 2009 was $1,319,723 and $72,366, respectively, and for three months ended September 30, 2010 and 2009 was $875,704 and $34,589, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Segments

The Company operates in only one segment. As a result, segment disclosure is not presented.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which removed the requirements in ASC 855-10 for an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements. ASU 2010-09 became effective upon issuance and the adoption of ASU 2010-09 did not have a material effect on the Company’s financial position or results of operations.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — INVENTORIES, NET

Inventories are consisted of the following:

	As of
	September 30,	December 31,
	2010	2009

Raw materials	$12,555,076	$9,645,402
Work-in-progress	31,463,714	17,894,676
Finished goods	6,641,766	4,215,931
Total inventory	$50,660,556	$31,756,009

For the nine months ended September 30, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2010 and December 31, 2009:

	As of
	September 30,	December 31,
	2010	2009
Buildings	$1,876,132	$1,881,339
Plant and machinery	17,603,672	17,325,868
Motor vehicles	39,396	38,555
Office and electric equipment	604,812	423,658
Subtotal	20,124,012	19,669,420
Less: accumulated depreciation	(6,598,529)	(5,542,470)

Property and equipment, net	$13,525,483	$14,126,950

Depreciation expense for the nine months ended September 30, 2010 and 2009 were $919,230 and $924,934, respectively. Depreciation expense for the three months ended September 30, 2010 and 2009 were $307,868 and $309,800, respectively.

NOTE 5 — OTHER ASSETS

Other assets as of September 30, 2010 and December 31, 2009 consist of the Company’s investment in the membership certificates at Shanghai Diamond Exchange and Shanghai Gold Exchange.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — OTHER ASSETS (continued)

In accordance with ASC 940-340, membership certificates at Shanghai Diamond Exchange and Shanghai Gold Exchange owned by the Company are originally carried at cost, or, if another-than-temporary impairment in value has occurred, at adjusted cost. In determining whether another-than-temporary decline in value has occurred, the Company uses ASC 320, ASC 958 and Section M of Topic 5 of the SEC Staff Accounting Bulletin series (“SAB 59”) as analogous guidance. There was no impairment of these assets as of September 30, 2010 and December 31, 2009.

NOTE 6 — INTANGIBLE ASSETS, NET

Intangible assets as of September 30, 2010 and December 31, 2009 consist of land use rights and computer software program acquired. The Company has the right to use the land for fifty years and the right to use the software for five years and the Company amortizes the assets on a straight line basis over its terms from the acquisition date. Amortization expense was $ 8,330 and $8,286 for the nine months ended September 30, 2010 and 2009, respectively, and was $2,792 and $2,762 for the three months ended September 30, 2010 and 2009, respectively.

NOTE 7 — SHORT TERM LOANS

The Short term loans include the following:

	As of
	September 30,	December 31,
	2010	2009

a) Loan payable to Pufa bank	5,978,037	5,850,348

c) Loan payable to Xinye Bank, Hanzhengjie branch	2,989,018	2,925,174

Total short term loans	$8,967,055	$8,775,522

a) Loan payable to Pufa bank, Jiangan branch was originally one year term from May 2009 to May 2010 at the interest rate of 5.31% per year. The loan was paid off by the due date, and then, as customary in China, the principal was re-borrowed for another one year term from May 2010 to May, 2011 at the interest rate of 5.5755% per year pursuant to a new note. This loan has been guaranteed by the buildings, plants and machinery of the Company.

b) Loan payable to Xinye bank, Hanzhengjie branch was one year term from December 2009 to December 2010 at the interest rate of 4.425% per year. This loan has been guaranteed by a non-related third party.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — SHORT TERM LOANS (continued)

Interest expense for the nine months ended September 30, 2010 and 2009 was $405,174 and $589,256, respectively. Interest expense for the three months ended September 30, 2010 and 2009 was $135,638 and $175,340, respectively.

NOTE 8 — INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold was incorporated in the United States and has incurred net operating loss for income tax purpose for 2009 and 2008. Kingold had loss carry forwards of approximately $586,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2029. Management believes that the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2009 was approximately $200,000.

Dragon Lead was incorporated in the BVI and under current laws of the BVI; income earned is not subject to income tax.

Wuhan Vougue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the nine months ended September 30, 2010 and 2009.

The Company does not have any deferred tax assets or liabilities from its foreign operations.

Significant components of the income tax provision were as follows for the nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Current tax provision
Federal	-	-	-	-
State	-	-	-	-
Foreign	$1,979,290	$730,493	$4,925,385	$1,873,422
Total current tax provision	$1,979,290	$730,493	$4,925,385	$1,873,422

Deferred tax provision
Federal	-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-
Total deferred tax provision	$-	$-	$-	$-

Income tax provision	$1,979,290	$730,493	$4,925,385	$1,873,422

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — INCOME TAXES (continued)

Income from continuing operations were allocated between the United States and foreign components for the nine months ended September 30, 2010 and 2009 as follows:

	For the Nine Months Ended September 30,
	2010	2009

United States	$(210,690)	$-

Foreign	$14,327,857	$5,755,918

Total	$14,117,167	$5,755,918

ASC 740-10 clarifies the accounting and reporting of income taxes recognized in the financial statements and provides how tax benefits may be recognized. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized in subsequent periods. On January 1, 2007, we adopted the provisions of this topic. At September 30, 2010 and December 31, 2009 we had no unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. The Company files income tax returns with U.S. Federal Government, as well as Delaware State and the Company files returns in foreign jurisdictions of BVI and PRC China. With few exceptions, the Company is subject to U.S. federal and state income tax examinations by tax authorities for years on or after 1995.

The Company’s foreign subsidiaries also file income tax returns with both the National Tax Bureau (with its branches in Wuhan) and the Local Tax Bureaus (Hubei Provincial Tax Bureau and Wuhan Municipal Tax Bureau). The Company is subject to income tax examinations by these foreign tax authorities. The Company has passed all tax examinations by both National and Local tax authorities since the inception of the Company in 2002.

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010	2009

US Statutory rate	34%	34%
Foreign Income not recognized in USA	(-34)%	(-34)%
China income tax	25%	25%

Effective tax rate	25%	25%

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — EARNINGS PER SHARE

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

As of September 30, 2010, the Company had outstanding warrants to acquire 2,685,241 shares of common stock. 2,560,241 warrants have an excise price of $0.996, while 125,000 warrants have an exercise price of $1.196. As of September 30, 2010, all the outstanding warrants were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income attributable to Common stockholders	$5,247,572	$2,231,733	$13,500,483	$5,755,918
Weighted average number of common shares outstanding – Basic	41,861,457	33,104,234	41,798,205	33,104,234

Diluted earnings per share:
Effect of diluted warrants	2,361,042	-	2,361,042	-
Weighted average number of common shares outstanding – Diluted	44,222,499	33,104,234	43,932,055	33,104,234

Earnings per share – Basic	$0.13	$0.07	$0.32	$0.17
Earnings per share – Diluted	$0.12	$0.07	$0.31	$0.17

On June 7, 2010, the Company’s Board of Directors authorized a one-for-two reverse split of its common stock. The reverse split was effective on August 10, 2010. All shares and per share data provided herein give effect to this stock split and have been applied retroactively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 — STOCKHOLDERS’ EQUITY

(1) Issuance of Common Stock for recapitalization

Before the acquisition of Dragon Lead, the Company had 3,125,018 shares of common stock issued and outstanding. In addition, the Company has outstanding warrants issued to former officers and consultants to purchase up to a maximum of 775,000 shares of common stock, which were amended to increase the exercise price changed to $1.196 per share.

On December 23, 2009, the Company issued 33,104,234 shares of common stock in connection with the acquisition of Dragon Lead for the recapitalization of Dragon Lead and re-organization of Kingold.

On December 23, 2009, 416,668 shares of common stock were issued to a consultant for advisory services related to the acquisition of Dragon Lead. This expense is recorded at fair value of $0.996 per share at the grant date for a total of $415,001.

(2) Issuance of Common Stock in Private Placement

In accordance with the Securities Purchase Agreement (“Securities Purchase agreement”) entered into between the Company and a group of accredited investors  (as defined under Rule 501 (a) of Regulation D promulgated under the Securities Act) (“investors”) on December 23, 2009, the Company received $5,100,000 (or $4,472,482 net proceeds after deducting the offering expenses and reverse merger service expense) from the Investors for an issuance of 5,120,484 shares of restricted common stock at $0.996 by a private placement and warrants to purchase 1,024,096 shares of Common stock at an exercise price of $0.996 per share, exercisable within five years of the date of issue. The Company relied on an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933 in connection with the issuance of these shares.

In connection with the private placement and pursuant to the Securities Purchase Agreement, the placement agent and advisors received the following compensation: (i) $368,518 cash as an engagement and documentation fee; (ii) $200,000 as a placement commission; (iii) $59,000 cash as reverse merger service fee, and (iv) warrants to purchase up to 1,536,145 shares of Common Stock with the same term of the warrants issued to investors.

After the reverse merger, the Company has 41,766,404 shares of common stock issued and outstanding and warrant to purchase of 3,335,241 shares of common stock.

In September 2010, 650,000 warrants (2008 warrants) were exercised and 576,660 shares were issued. Pursuant to the cashless exercise provision, an additional 73,340 were issued, surrendered and canceled to reflect the payment of the exercise price on the 650,000 warrants. As of September 30, 2010, the Company has 42,343,073 shares of common stock issued and outstanding and warrants to purchase up to 2,685,241 shares of common stock.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 — STOCKHOLDERS’ EQUITY (continued)

 (3) Appropriated retained earnings

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective company’s registered capital.

The statutory reserve funds cannot be used to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

For the nine months ended September 30, 2010 and 2009, the Company appropriated $61,617 and $380,440, respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

Note 11 — WARRANTS

In October 2008, prior to the acquisition of Dragon Lead, the Company issued warrants to formers officers and consultants to purchase up to 775,000 shares of common stock, the original exercise price was $0.32 per share, exercisable within 5 years of the date of issue, in connection with the acquisition, the exercise price changed to $1.196 per share with all other terms the same.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 — WARRANTS (continued)

In conjunction with the private placement, warrants were issued to investor and placement agent to purchase a total of 2,560,241 shares of common stock at an exercise price of $0.996 per share, exercisable within five years of the date of issue. No separate consideration was paid for such warrants. The exercise price of such warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. This expense directly related to private placement is recorded as Additional Paid-in Capital in the accompanying financial statements. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of common stock and warrants to the placement agent. The warrants issued to the placement agent, qualify as permanent equity, the value of which warrants has created offsetting debit and credit entries to additional paid-in capital.

The Company has determined that the warrants meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 2.51% (no dividend yield) and expected term of five years. The fair value of those warrants at the grant date was calculated at $4,020,876.

In September 2010, 650,000 warrants (2008 warrants) were exercised and 576,660 shares were issued. Pursuant to the cashless exercise provision, an additional 73,340 were issued, surrendered and canceled to reflect the payment of the exercise price on the 650,000 warrants.

Following is a summary of the status of warrants activities as of September 30, 2010:

		Weighted	Average
	Warrants	Average	Remaining Life in	Aggregate
	Outstanding	Exercise Price	Years	Intrinsic Value

Outstanding, January 1, 2010	3,335,241	1.04	4.77	471,084
Granted
Forfeited
Exercised	650,000

Outstanding, September 30, 2010	2,685,241	1.01	4.02	21,628,783

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 — COMMITMENTS AND CONTINGENCIES

Escrowed share arrangement

In accordance with the Securities Purchase Agreement, a majority stockholder of Dragon Lead, immediately following the closing of the reverse merger acquisition, entered into a make good escrow agreement with the Investors, pursuant to which a total of 1,895,609 of their beneficially owned shares of common stock were delivered to an escrow agent in order to secure the Company’s obligations under the Securities Purchase Agreement to deliver additional common stock to the private placement investors in the event the Company fails to achieve certain after-PRC — tax net income of Wuhan Kingold targets for fiscal years 2009, 2010 and 2011 (“Make Good Escrow Shares”). Those targets are RMB65 million, RMB100 million and RMB150 million in after-tax net income for the fiscal years ended December 31, 2009 and ending December 31, 2010 and 2011, respectively. In the event the Company is not able to achieve the net income target, the Company is obligated to transfer 1,895,609 shares of common stock to the Investors on a pro-rata basis. Of the 33,104,234 shares of common stock issued in the Share Exchange, 1,895,609 have been deposited by the majority stockholder of Dragon Lead into escrow to secure these obligations.

As the performance threshold was met for fiscal year 2009, 631,869 escrowed shares will be returned to stockholders in 2009, the remaining 1,263,740 shares will be released in fiscal years 2010 and 2011 if the performance thresholds for fiscal years 2010 and 2011 are also met.

Liquidated damages

Pursuant to the Securities Purchase Agreement, the Company was obligated to make efforts to file a registration statement with the SEC for the registration of 5,120,484 shares of common stock offered by selling stockholders to be declared effective by the SEC on or before June 23, 2010. After June 23, 2010 and for each monthly anniversary date thereafter in which the registration statement fails to be declared effective, the Company shall pay liquidated damages to investors equal to 1% of the funds raised, subject to a cap of 6% of total funds raised. Majority of the Investors have waived their registration rights and the Company will not pay for the penalty as the result. Accordingly, the Company has not accrued for these liquidated damages.

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

Our Business

We are engaged in the production and sale of 24 karat gold jewelry and ornaments in the PRC under the Kingold brand through a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, a PRC corporation. All of our sales are made within the central part of the PRC including Hubei, Hunan, Henan, Jiangxi, Anhui and Sichuan provinces.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material (24K gold), plus a mark-up reflecting our design and processing fees. Typically this mark-up ranges from 4-6% of the price of the base material.

We aim to become an increasingly more significant participant in the PRC's gold jewelry design and manufacturing sector.  In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our nationwide well-known brand, Kingold.

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

Results of Operations

The following table sets forth information from our statements of operations (unaudited) for the three and nine months ended September 30, 2010 and 2009 in U.S. dollars:

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

NET SALES	$169,706,497	$93,703,615	$338,062,808	$192,036,951

COST OF SALES
Cost of sales	(160,792,165)	(89,797,397)	(315,574,745)	(181,600,448)
Depreciation	(277,204)	(278,001)	(832,288)	(833,781)
Total cost of sales	(161,069,369)	(90,075,398)	(316,407,033)	(182,434,229)

GROSS PROFIT	8,637,128	3,628,217	21,655,775	9,602,722

OPERATING EXPENSES
Selling, general and administrative expenses	1,007,909	376,917	2,133,475	1,107,683
Depreciation	30,665	31,799	86,942	91,153
Amortization	2,792	2,762	8,330	8,286
Total Operating Expenses	1,041,366	411,478	2,228,747	1,207,122

INCOME FROM OPERATIONS	7,595,762	3,216,739	19,427,028	8,395,600

OTHER INCOME (EXPENSES)

Other income	14,881	3,328	18,933	4,292
Interest income	926	1,492	3,232	2,471
Interest expense	(135,638)	(175,340)	(405,174)	(589,256)
Other expenses	(1,469)	(83,993)	(1,469)	(183,767)
Total Other Expenses, net	(121,300)	(254,513)	(384,477)	(766,260)

INCOME FROM OPERATIONS BEFORE TAXES	7,474,462	2,962,226	19,042,551	7,629,340

PROVISION FOR INCOME TAXES	(1,979,290)	(730,493)	(4,925,385)	(1,873,422)

NET INCOME	$5,495,172	$2,231,733	$14,117,166	$5,755,918
Less: net income attribute to the noncontrolling interest	(247,601)	-	(616,684)	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,247,571	$2,231,733	$13,500,482	$5,755,918

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	895,091	34,589	1,348,265	72,366
Less: foreign currency translation gains attributable to noncontrolling interest	(19,388)	-	(28,543)	-
Foreign currency translation gains attributable to common stockholders	875,703	34,589	1,319,722	72,366

COMPREHENSIVE INCOME	$6,123,274	$2,266,322	$14,820,204	$5,828,284

Three Months and Nine Months Ended September 30, 2010 Compared to Three Months and Nine Months Ended September 30, 2009

Net Sales Net sales for the three months ended September 30, 2010 increased to $169.7 million, an increase of $76.0 million, or 81.1%, from net sales of $93.7 million for the three months ended September 30, 2009. Net sales for the nine months ended September 30, 2010 increased to $338.1 million, an increase of $146.0 million, or 76%, from net sales of $ 192.0 million for the nine months ended September 30, 2009.

The increase in net sales was primarily driven by the increased amount of products sold and by the increased price of gold (average gold prices have increased from RMB244/gram at the end of 2009 to RMB282/gram at the end of September 2010 at the Shanghai Gold Exchange). The increase in revenue was mainly attributable to the following factors: (1) for the three months ended September 30, 2009, the Company was still privately held and had relatively lower brand name recognition than it now has, and the Company’s market coverage was smaller than is currently the case; (2) for the three months ended September 30, 2010, the Company was a public company in the US and has experienced greater brand recognition, which, in turn, has helped to attract more customers; (3) the Company’s increased working capital has allowed it to take advantage of the surge in demand for the items it manufactures; (4) the Company has expanded its business operations into additional geographic areas which, in turn, has broadened sales opportunities. The Company has successfully gained market share in new geographical areas by securing major, regional jewelry wholesalers and distributors, such as Shenyang Xinglong Jewelry; Fuzhou Xingfulong Jewelry and Hangzhou Junhao Jewelry. (5) The Company has also made efforts to grow in the rapidly expanding 24K gold gift and ornament markets. The Company has worked closely with China Jewelry Institute to customize design gold gift products for both Corporate and Individual clients. The products have been received at national industry show held in Shenzhen.

Cost of Sales  Cost of sales for the three months ended September 30, 2010 increased to $160.8 million, an increase of $70.9 million, or 79.1% from $89.8 million for the same period in 2009. The increase was primarily due to the increase in the cost of gold and the increased amount of gold required to fulfill our increased sales volume for the three months ended September 30, 2010.

Cost of sales for nine months ended September 30, 2010 increased to $315.6 million, an increase of $134 million, or 73.8% from $181.6 million for the same period in 2009. The increase was primarily due to the increase in the cost of gold and the increased amount of gold required to fulfill our increased sales volume for the nine months ended September 30, 2010.

Gross Profit  Gross profit for the three months ended September 30, 2010 increased to $8.6 million, an increase of $5.0 million, or 138%, from $3.6 million for the same period in 2009. Accordingly, gross margin for the three months ended September 30, 2010 was 5.1%, compared to 3.9% for the same period in 2009. The increase in our gross profit and the increase in our gross margin were primarily due to the increase in production and sales volume of gold, as well as an increase in processing fees. In addition, since 2009, we have continued to focus on the production of gold jewelry rather than other jewelry products, and to focus on production of our proprietary brands rather than custom production. Our increased gross margin reflects this shift in focus.

Gross profit for the nine months ended September 30, 2010 increased to $21.7 million, an increase of $12.1 million, or 125.5%, from $9.6 million for the same period in 2009. Accordingly, gross margin for the nine months ended September 30, 2010 was 6.4%, compared to 5.0% for the same period in 2009. The increase in our gross profit and the increase in our gross margin were primarily due to the increase in production and sales volume of gold, as well as an increase in processing fees. In addition, since 2009, we have continued to focus on the production of gold jewelry rather than other jewelry products, and to focus on production of our proprietary brands rather than custom production. Our increased gross margin reflects this shift in focus.

Expenses Total operating expenses for the three months ended September 30, 2010 were $1.04 million, an increase of $0.63 million or 151.3%, from $0.41 million for the same period in 2009. Total operating expenses for the nine months ended September 30, 2010 were $2.23 million, an increase of $1.02 million or 84.6%, from $1.21 million for the same period in 2009.

The increase in operating expenses was primarily due to increased administrative expenses associated with operating a public company in the United States, such as increased travel and consulting expenses related to the Company’s recent listing on the NASDAQ Capital Market Exchange. As further consequence of listing, the Company has incurred additional legal and accounting expenses, as well as listing fees to NASDAQ. For the same period in 2009, the Company was still a privately held company and no such expenses were incurred.

Interest expenses were $0.135 million for three months ended September 30, 2010, a decrease of $0.04 million or 22.6%, from $0.175 million for same period in 2009. The decrease in interest expense was primarily a result of a decrease of average loan balance for the three months ended September 30, 2010. Interest expenses were $0.405 million for nine months ended September 30, 2010, a decrease of $0.184 million or 31.2%, from $0.589 million for same period in 2009. The decrease in interest expense was primarily a result of a decrease of average loan balance for the three months ended September 30, 2010.

Provision for income tax expense was approximately $1.98 million for three months ended September 30, 2010, an increase of $1.25 million, or 171%, from approximately $0.73 million for the same period in 2009. The increase was primarily due to our increase in gross profit. Provision for income tax expense was approximately $4.93 million for nine months ended September 30, 2010, an increase of $3.05 million, or 162.9%, from approximately $1.87 million for the same period in 2009. The increase was primarily due to our increase in gross profit.

Net Income Net income attributable to common stockholders increased to $5.25 million for the three months ended September 30, 2010 from $2.23 million for the same period in 2009, an increase of $3.02 million, or 135.1%. The increase in our net profit was primarily due to the increase in production and sales volume of gold.
 Net income attributable to common stockholders increased to $13.5 million for the nine months ended September 30, 2010 from $5.76 million for the same period in 2009, an increase of $7.74 million, or 134.5%. The increase in our net profit was primarily due to the increase in production and sales volume of gold. In addition, the Company is able to realize certain economies of scale in its production processes as the volume of its business increases.

Net cash provided by (used in) operating activities.  Net cash used in operating activities was $87,365 for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $3.1 million for the same period in 2009. This decrease was primarily because we had purchased a significant amount of gold during the nine month period ended September 30, 2010 to meet high demands for our product. Compared with our inventory balance as of December 31, 2009, our inventory increased by $17.9 million by the end of September 30, 2010.

Analysis and Expectations.  Our net cash from operating activities can fluctuate significantly due to changes in our inventories. Other factors that may vary significantly include our accounts payable, purchases of gold and income taxes. Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and the other factors described above change with increased production and the purchase of larger quantities of raw materials. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we expand. Although we expect net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular quarter.

Net cash used in investing activities. Net cash used in investing activities amounted to $24,862 for the nine months ended September 30, 2010, compared to net cash used in investing activities of $5,979 for the nine months ended September 30, 2009. The slight increase in net cash used in investing activities was as a result of a small increase in the purchase of property and equipment.

Analysis and Expectations.  Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to only small increases in the amount of equipment we purchased. We do not expect that cash used in investing activities will increase significantly in the short term future.

Net cash provided by financing activities. Net cash provided by financing activities was $1.46 million for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $3.9 million for the nine months ended September 30, 2009. The change reflects our repayment of bank loans and the release of a bank loan guarantee, as well as new capital contributions from three institutional investors and one individual investor in September 2009. We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Liquidity and Capital Resources

At September 30, 2010, we had $9.48 million in cash and cash equivalents. We have historically financed our operations with cash flow generated from operations, as well as through borrowing of short-term bank loans, generally with a term of one year. At September 30, 2010, we had outstanding short-term loans with banks in an aggregate amount of $8.97 million with a weighted average interest rate of 5.02%. Specifically, at September 30, 2010, we had a loan in the amount of $5,978,037 from Shanghai Pudong Development Bank due in May, 2011 and a loan in the amount of $2,989,018 from Xinye bank due on December 14, 2010. Our loans from Shanghai Pudong Development Bank were paid off in full and then refinanced in the same principal amounts and the same terms. Our loans are secured by buildings, plant and machinery and/or guaranteed by non-affiliates. The amounts outstanding under these bank loans are presented in our financial statements as “short term loans.” In China, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature.

Although we have renewed our short-term borrowings in the past, it is not guaranteed that we will be able to renew these loans in the future. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our operations. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowing or that additional debt or equity financing will be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Our business is dependent upon consumer demand for gold products which may be affected by economic changes in China. In response to the recent global economic downturn, the Chinese government has taken preemptive actions to stimulate the PRC economy, implementing a series of policies aimed at boosting domestic consumer spending. Management believes that these government policies have increased the demand for 24K gold products. Accordingly, we have shifted our production from other jewelry manufacturing to focus exclusively on 24K gold jewelry design and manufacturing to meet this demand. We expect this increased demand to continue over the next 12 months, and our long term strategy is now focused on the design, production and sales of 24K gold jewelry and Chinese ornaments.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including working capital, for the next 12 months. We may, however, require additional cash due to changing business conditions or other developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we do not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

The ability of Vogue-Show to pay dividends may be restricted due to the PRC’s foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars. Accordingly, Vogue-Show’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect our most critical accounting policies that currently affect our financial condition and results of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, its wholly owned subsidiaries, Dragon Lead and Wuhan Vogue-Show and Wuhan Kingold, its 95.83% contractually controlled affiliate. The noncontrolling interests represent the minority stockholders’ 4.17% proportionate share of the results of Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. The value of finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead. We continually evaluate the composition of our inventories assessing the turnover of our products. To minimize the adverse effect of fluctuating gold prices, the Company locks in the price it pays for gold only when customer places an order and when the customer has advanced a down payment equal to 20-30% of the overall order. Accordingly, we do not make any reserve for inventory obsolescence.

Land Use Rights

Under PRC law, all land in the PRC is owned by the government and cannot be sold to an individual or company. The government grants individuals and companies the right to use parcels of land for specified periods of time. These land use rights are sometimes referred to informally as “ownership.” Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives typically range from 30 to 40 years, and are determined in the connection with the term of the land use right.

Property, Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives using the straight-line method while taking into account the assets’ estimated residual value. The estimated useful lives and residual values are as follows:

Estimated Useful Life
Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5-10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the account and any gain or loss is included in the statement of income for that period. The cost of maintenance and repairs is charged to income as incurred, whereas material renewals and betterments are capitalized.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology or other industry changes. The recoverability value of an asset to be held and used is determined by comparing the carrying amount of such asset against the future net undiscounted cash flows to be generated by the asset. Our principal long-lived assets are our property, plant and equipment assets.
If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less disposition costs.
We did not recognize any impairment loss in 2008, 2009 or the six-month period ended June 30, 2010. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and this could result in future impairment losses.

Revenue Recognition

Our revenue is derived from the sales price of goods sold and fees for services provided. We recognize revenue for goods sold when they are delivered to the customer. We recognize revenue for services provided when the services have been performed, the customers have approved the completion of services, invoices have been issued and collectability is deemed probable. Management has not made an allowance for estimated sales returns because they are considered immaterial when viewed in light of our overall revenue and historical experience. In recognizing revenue, we assume that the currency we receive from customers is valid legal tender in the PRC, our electronic record-keeping system has not been tampered with nor malfunctioned, and that we have not inadvertently sold significant amounts of defective goods. If any of these assumptions were proven to be incorrect, we could have to restate our revenue. Historically, as of the date of this Report, none of these assumptions have proven to be incorrect.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required for Smaller Reporting Companies

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of September 30, 2010.

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer Certification pursuant to 18 USC Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to 18 USC Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2010

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer