Form 10-K/A
period 2009-12-31
KINGOLD JEWELRY, INC.
filed 2010-11-18
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
(Amendment No. 3)
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

(011) 86 27 65694977
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer		☐

Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.  $9.06.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 42,343,073 shares as of October 15, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Kingold Jewelry, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 3 to its Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2009 (the “Annual Report”) to replace the signature page to the Annual Report with revised signatures of the Company’s Chief Executive Officer and the Chief Executive Officer and signatures of a majority of the Company’s Directors.  The remainder of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 remains unchanged and this Form 10-K/A should be read in conjunction with the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2010

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
Bin Liu
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman, Chief Executive Officer and Principal Executive Officer	November 18, 2010
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer and Principal Accounting Officer	November 18, 2010
Bin Liu

/s/ Bin Zhao	Director and General Manager	November 18, 2010
Bin Zhao

/s/ Zhang Bin Nan	Director	November 18, 2010
Zhang Bin Nan

/s/ Xu Hai Xiao	Director	November 18, 2010
Xu Hai Xiao

/s/ Vincent F. Orza Jr.	Director	November 18, 2010
Vincent F. Orza Jr.