Form 10-Q/A
period 2010-09-30
KINGOLD JEWELRY, INC.
filed 2010-11-18
CIK 1089531

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

As of October 15, 2010, there were 42,343,073 shares of common stock outstanding, par value $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Explanatory Note

Kingold Jewelry, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the three month period ended September 30, 2010 (the “Quarterly Report”) to (a) replace the Consolidated Statements of Cash Flows contained in Item 1 with an updated Consolidated Statements of Cash Flows which reclassifies certain deferred offering costs under financing activity rather than under operating activity, (b) to replace that portion of Item 2 which contains management’s discussion of the three and nine months ended September 30, 2010 results which have been revised to reflect the updated Consolidated Statements of Cash Flows described above, and (c) to revise the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) are currently dated.

The remainder of the Quarterly Report filed with the Securities and Exchange Commission on November 12, 2010 remains unchanged and this Form 10-Q/A should be read in conjunction with the Form 10-Q.

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

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

NET SALES	$169,706,497	$93,703,615	$338,062,808	$192,036,951

COST OF SALES
Cost of sales	(160,792,165)	(89,797,397)	(315,574,745)	(181,600,448)
Depreciation	(277,204)	(278,001)	(832,288)	(833,781)
Total cost of sales	(161,069,369)	(90,075,398)	(316,407,033)	(182,434,229)

GROSS PROFIT	8,637,128	3,628,217	21,655,775	9,602,722

OPERATING EXPENSES
Selling, general and administrative expenses	1,007,909	376,917	2,133,475	1,107,683
Depreciation	30,665	31,799	86,942	91,153
Amortization	2,792	2,762	8,330	8,286
Total Operating Expenses	1,041,366	411,478	2,228,747	1,207,122
INCOME FROM OPERATIONS	7,595,762	3,216,739	19,427,028	8,395,600

OTHER INCOME (EXPENSES)

Other income	14,881	3,328	18,933	4,292
Interest income	926	1,492	3,232	2,471
Interest expense	(135,638)	(175,340)	(405,174)	(589,256)
Other expenses	(1,469)	(83,993)	(1,469)	(183,767)
Total Other Expenses, net	(121,300)	(254,513)	(384,477)	(766,260)

INCOME FROM OPERATIONS BEFORE TAXES	7,474,462	2,962,226	19,042,551	7,629,340

PROVISION FOR INCOME TAXES	(1,979,290)	(730,493)	(4,925,385)	(1,873,422)

NET INCOME	$5,495,172	$2,231,733	$14,117,166	$5,755,918
Less: net income attribute to the noncontrolling interest	(247,601)	-	(616,684)	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,247,571	$2,231,733	$13,500,482	$5,755,918

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	895,091	34,589	1,348,265	72,366
Less: foreign currency translation gains
attributable to noncontrolling interest	(19,388)	-	(28,543)	-
Foreign currency translation gains
attributable to common stockholders	875,703	34,589	1,319,722	72,366

COMPREHENSIVE INCOME	$6,123,274	$2,266,322	$14,820,204	$5,828,284

Earnings per share
Basic	$0.13	$0.07	$0.32	0.17
Diluted	$0.12	$0.07	$0.31	0.17
Weighted average number of shares
Basic	41,861,457	33,104,234	41,798,205	33,104,234
Diluted	44,222,499	33,104,234	43,932,055	33,104,234

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

KINGOLD JEWELRY INC.
(FORMERLY ACTIVEWORLDS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,117,166	$5,755,918
Adjusted to reconcile net income to cash provided by (used in)
operating activities:
Depreciation and amortization	919,230	924,934
Amortization of intangible assets	8,330	8,286
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	158,509	1,053,595
Inventories	(17,902,549)	540,624
Other current assets and prepaid expenses	(348,268)	75,044
Value added tax recoverable	1,603,596	(3,649,907)
Increase (decrease) in:
Other payables and accrued expenses	997,823	(39,907)
Income tax payable	678,071	(756,856)
Value added tax payable	-	(910,936)
Other taxes payable	(193,280)	124,722
Net cash provided by (used in) operating activities	38,627	3,125,517

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,862)	(5,979)
Net cash used in investing activities	(24,862)	(5,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	1,469,160	(6,553)
Deferred offering costs	(125,994)	-
Proceeds from bank loans	5,876,639	5,845,808
Repayments of bank loans	(5,876,639)	(11,253,180)
Capital Contribution by stockholders	-	9,360,009
Net cash provided by financing activities	1,343,166	3,946,084

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	162,992	5,581

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,519,924	7,071,203

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,964,120	281,994

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,484,044	$7,353,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$357,198	$589,256
Cash paid for income tax	$4,267,965	$2,630,279

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and Nine Months Ended September 30, 2010

Net Sales

Net sales for the three months ended September 30, 2010 increased to $169.7 million, an increase of $76.0 million, or 81.1%, from net sales of $93.7 million for the three months ended September 30, 2009. The increase in net sales was primarily driven by the increased amount of products sold as well as by the increase in the price of gold. Of the $76.0 million increase, $51 million was attributable to increases in production and $25 million was attributable to the increase in the price of gold.

Net sales for the nine months ended September 30, 2010 increased to $338.1 million, an increase of $146.0 million, or 76%, from net sales of $192.0 million for the nine months ended September 30, 2009. The increase in net sales was primarily driven by the increased amount of products sold as well as by the increase in the price of gold. Of the $146.0 million increase, $88 million was attributable to increases in production and $58 million was attributable to the increase in the price of gold.

The increase in revenue was mainly attributable to the following factors: (1) for the three months ended September 30, 2009, we were still privately held, had relatively lower brand name recognition than we currently do, and our market coverage was smaller than is currently the case, which is in direct contract to the fact that for the three months ended September 30, 2010, we were a public company in the US, and have experienced greater brand recognition, which, in turn, has helped us to enhance our market coverage and attract more customers; (2) our increased working capital has allowed us to take advantage of the increase in demand for the items that we manufacture; (3) we have expanded our business operations into additional geographic areas which, in turn, has broadened sales opportunities, thus allowing us to gain market share in new geographical areas by securing relationships with regional jewelry wholesalers and distributors, such as Shenyang Xinglong Jewelry, Fuzhou Xingfulong Jewelry and Hangzhou Junhao Jewelry; and. (4) we have also made efforts to grow our business in the 24K gold ornament market.

Cost of sales

Cost of sales for the three months ended September 30, 2010 increased to $160.8 million, an increase of $70.9 million, or 79.1% from $89.8 million for the same period in 2009. The increase was primarily due to the increased price of gold and the increased amount of gold required to fulfill our increased sales volume for the three months ended September 30, 2010. Of the $70.9 million increase, the increased cost attributable to increased gold price was $24.2 million, and the increased cost attributable to the increase in the amount of gold purchased for expanded production was $46.7 million during the three months ended September 30, 2010 as compared to the corresponding 2009 period. Cost of sales as a percentage of revenue decreased to 94.7% for the three months ended September 30, 2010 as compared to 95.8% for the corresponding period in 2009, mainly because of economic of scale.

Cost of sales for the nine months ended September 30, 2010 increased to $315.6 million, an increase of $134 million, or 73.8% from $181.6 million for the same period in 2009. The increase was primarily attributable to the increased price of gold and the increased amount of gold required to fulfill our increased sales volume for the nine months ended September 30, 2010. Of the $134 million increase, the increased cost due to increased gold price was $50 million, and the increased cost due to increased amount of gold purchased for expanded production was $84 million during the nine months ended September 30, 2010 as compared to the corresponding 2009 period. Cost of sales as a percentage of revenue decreased to 93.3% for the nine months ended September 30, 2010 as compared to 94.6% for the corresponding period in 2009, mainly because of economic of scale.

Gross profit

Gross profit for the three months ended September 30, 2010 increased to $8.6 million, an increase of $5.0 million, or 138.1%, from $3.6 million for the same period in 2009. Gross margin as a percentage of sales for the three months ended September 30, 2010 increased to 5.1%, compared to 3.9% for the same period in 2009. The increase in our gross profit and the increase in our gross margin were primarily due to the increase in production and sales volume of gold, as well as lower cost of sales attributable to economics of scale. In addition, we have continued to focus on production of our proprietary brands (MGold in particular) that have higher profit margins as compared to our other products. Our increased gross margin reflects this shift in focus.

Gross profit for the nine months ended September 30, 2010 increased to $21.7 million, an increase of $12.1 million, or 125.5%, from $9.6 million for the same period in 2009. Gross margin for the nine months ended September 30, 2010 increased to 6.4%, compared to 5.0% for the same period in 2009. The increase in our gross profit and the increase in our gross margin were primarily due to the increase in production and sales volume of gold, as well as lower cost of sales stemming from our increase realization of economics of scale. In addition, we have continued to focus on production of our proprietary brands (MGold in particular) that have higher profit margins as compared to our other products. Our increased gross margin reflects this shift in focus.

Expenses

Total operating expenses for the three months ended September 30, 2010 were $1.04 million, an increase of $0.63 million or 151.3%, from $0.41 million for the same period in 2009. The increase in operating expenses during the 2010 period was primarily due to increased sales and administration expenses of $0.33 million and expenses of $0.3 million related to operating a public company in the United States.

Total operating expenses for the nine months ended September 30, 2010 were $2.23 million, an increase of $1.02 million or 84.6%, from $1.21 million for the same period in 2009. The increase in operating expenses during the 2010 period was primarily due to increased sales and administration expenses of $0.52 million and expenses of $0.5 million related to operating a public company in the United States.

Interest expenses were $0.135 million for three months ended September 30, 2010, a decrease of $0.04 million or 22.6%, from $0.175 million for same period in 2009. The decrease in interest expense was primarily a result of a decrease of the average loan balance for the three months ended September 30, 2010.

Interest expenses were $0.405 million for nine months ended September 30, 2010, a decrease of $0.184 million or 31.2%, from $0.589 million for same period in 2009. The decrease in interest expense was primarily a result of a decrease of the average loan balance for the nine months ended September 30, 2010.

Our provision for income tax expense was $1.98 million for the three months ended September 30, 2010, an increase of $1.25 million, or 171%, from $0.73 million for the same period in 2009. The increase was primarily due to our increased income from operations during these three months ended September 30, 2010.

Our provision for income tax expense was $4.93 million for the nine months ended September 30, 2010, an increase of $3.05 million, or 162.9%, from $1.87 million for the same period in 2009. The increase was primarily due to our increased income from operations during these nine months ended September 30, 2010.

Net Income

Net income attributable to common stockholders increased to $5.25 million for the three months ended September 30, 2010 from $2.23 million for the same period in 2009, an increase of $3.02 million, or 135.1% as result of the matters described above.

Net income attributable to common stockholders increased to $13.5 million for the nine months ended September 30, 2010 from $5.76 million for the same period in 2009, an increase of $7.74 million, or 134.5% as result of the matters described above.

Cash Flow

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $38,627 for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $3.1 million for the same period in 2009. This decrease was primarily because we purchased a comparatively higher amount of gold at comparatively higher prices during the nine month period ended September 30, 2010 to meet the growing demand for our products. Additionally, as compared to our inventory balance as of December 31, 2009, our inventory increased by $17.9 million over the nine months ending September 30, 2010.

Analysis and Expectations. Our net cash from operating activities can fluctuate significantly due to changes in our inventories. Other factors that may vary significantly include our accounts payable, purchases of gold and income taxes. Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and the other factors described above change with increased production and the purchase of larger quantities of raw materials. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we continue to expand. Although we expect that net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular quarter.

Net cash used in investing activities. Net cash used in investing activities amounted to $24,862 for the nine months ended September 30, 2010, compared to net cash used in investing activities of $5,979 for the nine months ended September 30, 2009. The increase in net cash used in investing activities resulted from an increase in the purchase of property and equipment.

Analysis and Expectations. Our net cash used in investing activities did not fluctuate significantly in the comparable periods. We do not expect that cash used in investing activities will increase significantly in the short term future.

Net cash provided by financing activities. Net cash provided by financing activities was $1.34 million for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $3.9 million for the nine months ended September 30, 2009. The change reflects our repayment of bank loans and the release of a bank loan guarantee, as well as new capital contributions from three institutional investors and one individual investor in September 2009.

Analysis and Expectations. We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained.

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