Form 10-Q/A
period 2010-09-30
KINGOLD JEWELRY, INC.
filed 2010-12-01
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

As of November 30, 2010, there were 42,343,073 shares of common stock outstanding, par value $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Explanatory Note

Kingold Jewelry, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the three month period ended September 30, 2010 (the “Quarterly Report”) to (a) replace the Consolidated Statements of Cash Flows contained in Item 1 with an updated Consolidated Statements of Cash Flows which reclassifies certain deferred offering costs under financing activity rather than under operating activity, (b) to replace Item 2 which contains management’s discussion of the three and nine months ended September 30, 2010 results to reflect the updated Consolidated Statements of Cash Flows described above, and (c) to revise the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) are currently dated.

The remainder of the Quarterly Report filed with the Securities and Exchange Commission on November 12, 2010 remains unchanged and this Form 10-Q/A should be read in conjunction with the Form 10-Q.

Item 1.  Financial Statements

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

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Estimated Useful Life
Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5 – 10 years

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

Fair value of financial instruments

FASB Codification Topic 825 (“ASC Topic 825”), “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260 “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

NOTE 3 — INVENTORIES, NET

Inventories are consisted of the following:

	As of
	September 30, 2010	December 31, 2009
Raw materials	$12,555,076	$9,645,402
Work-in-progress	31,463,714	17,894,676
Finished goods	6,641,766	4,215,931
Total inventory	$50,660,556	$31,756,009

For the nine months ended September 30, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2010 and December 31, 2009:

	As of
	September 30, 2010	December 31, 2009
Buildings	$1,876,132	$1,881,339
Plant and machinery	17,603,672	17,325,868
Motor vehicles	39,396	38,555
Office and electric equipment	604,812	423,658
Subtotal	20,124,012	19,669,420
Less: accumulated depreciation	(6,598,529)	(5,542,470)
Property and equipment, net	$13,525,483	$14,126,950

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

NOTE 7 — SHORT TERM LOANS

The Short term loans include the following:

	As of
	September 30, 2010	December 31, 2009
a) Loan payable to Pufa bank	5,978,037	5,850,348
b) Loan payable to Xinye Bank, Hanzhengjie branch	2,989,018	2,925,174
Total short term loans	$8,967,055	$8,775,522

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

The Company does not have any deferred tax assets or liabilities from its foreign operations.

NOTE 8 — INCOME TAXES – (continued)

Significant components of the income tax provision were as follows for the nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Current tax provision
Federal	—	—	—	—
State	—	—	—	—
Foreign	$1,979,290	$730,493	$4,925,385	$1,873,422
Total current tax provision	$1,979,290	$730,493	$4,925,385	$1,873,422
Deferred tax provision
Federal	—	—	—	—
State	—	—	—	—
Foreign	—	—	—	—
Total deferred tax provision	$—	$—	$—	$—
Income tax provision	$1,979,290	$730,493	$4,925,385	$1,873,422

Income from continuing operations were allocated between the United States and foreign components for the nine months ended September 30, 2010 and 2009 as follows:

	For the Nine Months Ended September 30,
	2010	2009
United States	$(210,690)	$—
Foreign	$14,327,857	$5,755,918
Total	$14,117,167	$5,755,918

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
(UNAUDITED)

NOTE 8 — INCOME TAXES – (continued)

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
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Common stockholders	$5,247,572	$2,231,733	$13,500,483	$5,755,918
Weighted average number of common shares outstanding – Basic	41,861,457	33,104,234	41,798,205	33,104,234
Diluted earnings per share:
Effect of diluted warrants	2,361,042	—	2,361,042	—
Weighted average number of common shares outstanding – Diluted	44,222,499	33,104,234	43,932,055	33,104,234
Earnings per share – Basic	$0.13	$0.07	$0.32	$0.17
Earnings per share – Diluted	$0.12	$0.07	$0.31	$0.17

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
(UNAUDITED)

Note 10 — STOCKHOLDERS’ EQUITY – (continued)

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

Following is a summary of the status of warrants activities as of September 30, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, January 1, 2010	3,335,241	1.04	4.77	471,084
Granted
Forfeited
Exercised	650,000
Outstanding, September 30, 2010	2,685,241	1.01	4.02	21,628,783

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

Date: December 1, 2010

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer