Form 10-K
period 2010-12-31
KINGOLD JEWELRY, INC.
filed 2011-03-31
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
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

(011) 86 27 65694977
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
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
☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes  ☒ No

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $119,413,112 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of March 29, 2011 was 49,803,666.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the Proxy Statement relating to the 2011 Annual Meeting of Stockholders.

2010 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;
•	non-performance of third-party service providers;
•
adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;

•
the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	our ability to manage growth;
•
our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

•	our ability to integrate acquired businesses;
•
the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

•	our ability to retain and attract senior management and other key employees;
•
any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

•	changes in PRC or U.S. tax laws;
•
increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;

•
the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;

•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in any material pending and future litigations;
•	our access to cash and financing and ability to secure financing at attractive rates;
•	the success of our research and development activities;
•	our ability to comply with environmental laws and regulations; and
•	other risks, including those described in the “Risk Factors” discussion of this annual report

We undertake no obligation to update any such forward looking statement, except as required by law.

PART I

ITEM 1.   BUSINESS

Our Business

Through a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, we believe that we are one of the leading professional designers and manufacturers of high quality 24 Karat gold jewelry and Chinese ornaments developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the Peoples Republic of China. According to accreditations provided by the China Gold Association, we ranked as one of the top three gold jewelry manufacturers in China in both 2008 and 2009. We offer a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants. We launch as many as 900 new products each month, and approximately 10,000 every year.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this mark-up ranges from 4 – 6% of the price of the base material.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

We are located in Wuhan which is one of the largest cities in China; we produced approximately 26 tons of 24K gold products, as compared to 15.3 tons of 24K gold products in 2009.

Industry and Market Overview

The Global Market

According to the World Gold Council, worldwide demand for gold, including gold products and gold purchased for investment, increased in 2010 to 3,812 metric tons from approximately 3,385 metric tons in 2009 and approximately 3,805 metric tons in 2008. Jewelry has historically taken the largest share of final demand for gold, accounting for around 57% of total demand (2007 – 2009 average), worth approximately $55 billion at the annual average gold price in 2009. Worldwide demand for gold jewelry in 2010 was approximately 2,060 metric tons, which increased from approximately 1,747 and 2,186 metric tons in 2009 and 2008, respectively.

The PRC Market

China’s market for jewelry and other luxury goods is expanding rapidly, in large part due to China’s rapid economic growth. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by approximately 10.7%, 11.4%, 9%, 8.7% and 10.3% in 2006, 2007, 2008, 2009 and 2010, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit, or EIU, private consumption has grown at a 9% compound annual growth rate, or CAGR, over the last decade. According to the World Gold Council, Chinese gold demand has increased by 106% from 2002 to an estimated 443 metric tons in 2009, or an average of 8% per annum during the same period. According to Global Industry Analysts, Inc., or GIA, the total market size for precious jewelry will exceed $18.2 billion in 2010. China has historically been the second largest gold consumer following India. Gold consumption in China is largely driven by the demand for gold jewelry, which accounts for 92% of gold consumption.

We believe that China’s gold jewelry market will continue to grow as China’s economy continues to develop. Because gold has long been a symbol of wealth and prosperity in China, demand for gold jewelry, particularly 24 Karat gold jewelry, is firmly embedded in the country’s culture. Gold has long been viewed as both a secure and accessible savings vehicle, and as a symbol of wealth and prosperity in Chinese culture. In addition, gold jewelry plays an important role in marriage ceremonies, child births and other major life events in China. Gold ornaments, often in the shapes of dragons, horses and other cultural icons, have long been a customary gift for newly married-couples and newly-born children in China. As China’s population becomes more urban, more westernized and more affluent, gold, platinum and other precious metal jewelry are becoming increasingly popular and affordable fashion accessories. The gold jewelry market is currently benefiting from rising consumer spending and rapid urbanization of the Chinese population. We believe that jewelry companies like us, with a developed distribution network, attractive designs and reliable product quality, are well-positioned to build up our brands and capture an increasing share of China’s growing gold jewelry market.

Our Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

We have a proven manufacturing capability.

We have developed seven proprietary processes which we believe are well integrated and are crucial to gold jewelry manufacturing, namely the processes for 99.9% gold hardening, rubber mould opening efficiency, solder-less welding, pattern carving, chain weaving, dewaxing casting, and our coloring methods.

We have a proven design capability.

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

We believe that we have a superior brand awareness in China.

We have established the Kingold brand through our focused sales and marketing efforts, and we believe it is well known in China. We continue to devote significant effort towards brand development and marketing in an attempt to enhance the market recognition of our products, such as our M gold jewelry line of products. Our brand awareness was demonstrated in part by “Kingold” being named a “Famous Brand in Hubei Province,” “Famous Brand in China,” and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee in 2007. We believe these awards have added credibility to and strengthened customers’ confidence in our products. We have also participated in various exhibitions and trade fairs to promote our products and brands.

We have a well established distribution network throughout China.

We have been actively operating in this industry for more than eight years since the gold jewelry industry became open to the private sector in 2002. In the jewelry industry, a well established and maintained distribution network is critical to success. We have established stable and mutually beneficial business relationships with many business partners, including large distributors, wholesalers and retailers. These relationships are essential to our company, and provide a key competitive advantage for us. We have distributors in most provinces, municipalities and autonomous regions in PRC.

We believe that we have significant advantages when compared to our competitors in the areas of capacity, technology and talent.

We have expanded our capacity significantly in recent years. In 2010, we produced 24K gold jewelry and Chinese ornaments with a total weight of approximately 26 tons, as opposed to approximately 15.3 tons, 14.3 tons and 11 tons, in 2009, 2008 and 2007, respectively. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately just one gram per kilogram of gold. We were certified as a “High-tech and Innovative Company” by Wuhan Science and Technology Bureau for the 2004 and 2006 biennial periods.

We have been awarded 23 patents granted by the State Intellectual Property Office of the PRC, and have filed applications for three patents which have been accepted and are under review by the State Intellectual Property Office of the PRC. We have made significant investment in training and retaining our own in-house design and manufacturing team. We have an exclusive agreement with the China University of Geosciences, School of Jewelry in Wuhan, which provides us with new, unique and innovative designs by students majoring in jewelry design and jewelry processing technology. These designs are proprietary to us, so our competitors do not have access to these designs. We also provide internships to talented students at the School of Jewelry which provides us with access to the designs that we believe are best suited for strong consumer sales.

We are a member of the Shanghai Gold Exchange which has very limited membership.

We have been a member of the Shanghai Gold Exchange since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Shanghai Gold Exchange is limited. The Shanghai Gold Exchange implements a membership system and only members can buy gold through its trading system. There were only 163 members of the Shanghai Gold Exchange throughout China in 2010. Non-members who want to purchase gold must deal with members at a higher purchase price compared to that for members.

We have an experienced management team in the Chinese gold industry.

We have a strong and stable management team with valuable experience in the PRC jewelry industry. Zhihong Jia, Wuhan Kingold’s major shareholder and founder, has been working in this industry for more than ten years. Bin Zhao, our general manager, has over 19 years of experience in jewelry businesses administration. Other members of our senior management team all have significant experience in key aspects of our operations, including product design, manufacturing, and sales and marketing.

Our Strategy

Our goal is to be the leading designer, manufacturer of 24 Karat gold jewelry products in China. We intend to achieve our goal by implementing the following strategies:

We intend to increase our capacity.

We intend to continue to expand the production capacity. We are in the process of hiring and training more than 100 new employees at our manufacturing facility in order to meet demand. We also intend to consider sub-contracting opportunities in order to further expand capacity. Given the fragmentation of the PRC gold jewelry and design industry, we believe there may be attractive consolidation opportunities which could allow us to further increase our market share.

We plan to continue to specialize in the manufacture of 24 Karat gold jewelry.

We intend to leverage our experience in jewelry design to introduce new fashionable products with strong market recognition, such as our Mgold jewelry line of products. By investing significantly in research and development, we plan to design new product lines of 24 Karat gold jewelry to meet specific needs of our target customers. By staying on top of market trends, expanding our design team and capabilities, we plan to continue to increase our revenues and market share.

We intent to further promote and improve the use of our brand recognition.

We intend to make significant efforts in growing our brand recognition of our Kingold brand and strengthening our market. As part of the initiative, we plan to launch an advertising campaign over Chinese television networks to promote our gold jewelry products as well as through popular magazines throughout China. Through marketing and promotion of our high end product lines, we believe the credentials and reputation of our brand will be further enhanced.

We will increase the automation in our production line.

Our production lines use modern technologies and production techniques that we strive to continuously improve. We plan to increase the level of automation in our production lines, which will lower our average costs and expand our production capacity.

We intend to enlarge our PRC customer base.

We intend to strive to expand our PRC customer base by strengthening current relationships with distributors, retailers and other wholesalers in our existing markets. We also plan to expand upon our customer base by developing new relationships with strategic distributors and retailers in markets we have not yet penetrated and adding customers in the PRC.

Products

We currently offer a wide range of 24 Karat gold products including 99.9% and 99% pure gold necklaces, rings, earrings, bracelets, pendants and gold bars. We launch as many as 900 new products each month and approximately 10,000 every year.

Design and Manufacturing

We have adopted a systematic approach that we believe is rigorous to product design and manufacturing. We employ a senior design team with members educated by top art schools or colleges in China including an exclusive agreement with the China University of Geosciences, School of Jewelry (Wuhan), with an average of three to five years of experience. Our design team develops and generates new ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We generally test the market potential and customer appeal of our new products and services through a wide out-reach program in specific regions prior to full commercial launch. We have a large-scale production base that includes a 74,933 square feet factory, a dedicated design, sales and marketing team, and more than 500 company-trained employees. Our production lines include automated jewelry processing equipment and procedures that we can rapidly modify to accommodate new designs and styles.

Supply of Raw Materials

We purchase gold, our major raw material, directly from the Shanghai Gold Exchange, of which we are a member. The membership grants us a privilege to the purchase of gold from the Shanghai Gold Exchange which non-members do not have.

Security Measures

We believe that we implement the best of breed security measures to protect our assets, including our 24 Karat gold, which we believe are well beyond those of our competitors. Our comprehensive security measures include a 24 hour onsite police station with direct deployment of officers and instant access to the Wuhan city police department, security guards at each point of entry and who roam our facilities, security cameras (with video surveillance by both random and fixed cameras), and alarm systems in our warehouse. Our gold is stored in a state of the art vault with encryption and authentication technology which requires several designated management employees to open the vault who all have different access codes only known to a limited number of officers. Therefore, no one individual can open our vault without the access codes of the others. In addition, every employee or visitor is required to pass through a security check (metal screen, etc.) when he or she enters and leaves the jewelry production area. We review our security measures on an annual basis and regularly look to upgrade our systems after such review.

Quality Control

We consider quality control an important factor for our business success. We have a strict quality control system which is implemented by a well-trained team to ensure effective quality control over every step of our business operation, from design and manufacturing to marketing and sales. We have received ISO 9001 accreditation from the International Organization for Standardization (“ISO”) attesting to our quality control systems. In 2004 we were named an “Honest and Trustworthy Enterprise” from Hubei Quality Supervising and Administration Bureau.

Sales and Marketing

Currently we have over 332 wholesale and retail customers covering 17 provinces in China. Except for our on-site exhibition store we currently do not carry out retail sales of jewelry products. We have very stable relationships with our major customers who have generally increased order volume year by year.

Major Customers

During the year ended December 31, 2010, approximately 29.59% of our net sales were generated from our five largest customers as compared to 31.49% for the year ended December 31, 2009. Our largest customer during the past two years, Shenzhen Yuehao Jewelry Co., Ltd accounted for 6.10% of our net sales for the year ended December 31, 2010 and 7.83% for the year ended December 31, 2009.

Research and Development

We have our own Research and Development, R&D, center made up of a design group and a technical development group. In 2010, we spent $90,000 on new product development (including sponsoring design interns and recruiting top designers and technicians) and $10,000 in technology improvement. In 2009, we spent $85,000 on new product development (including sponsoring design interns and recruiting top designers and technicians) and $10,000 in technology improvement. We believe that our company is among the few jewelry manufacturers in PRC that is equipped with modern facilities and technology. Through years of research, we have developed seven techniques which have been key drivers to our competitive strength and operating success. These techniques include 99.99% gold hardening, rubber mould opening efficiency, solder-less welding, pattern carving, chain weaving, dewaxing casting, and our coloring methods. Our track record of technical innovation has resulted in the development and acquisition of industry-leading equipment. This equipment ensures that we are able to produce special patterns and styles efficiently.

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

We currently have 24 patents granted by the State Intellectual Property Office of the PRC, two of which expire in 2018, and twenty one in 2020 and have filed applications for three patents which have been accepted and are under review by the State Intellectual Property Office of the PRC.

We have ten registered trademarks in China, three of which expire in 2017, one in 2019, and six in 2020 and have filed applications for registration of five trademarks which have been accepted and are currently under review by the Trademark Office of the State Administration for Industry and Commerce of the PRC. In particular, “Kingold” has been named as a “Famous Brand in Hubei Province,” “Famous Brand in China,” and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee.

We have implemented and enhanced intellectual property management procedures in an effort to protect our intellectual property rights. However, there can be no assurance that our intellectual property rights will not be challenged, invalidated, or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage. In addition, the laws of China may not protect our proprietary rights to the same extent as the laws in other jurisdictions.

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

Environment Protection

Our production facilities in Wuhan are subject to environmental regulation by both the central government of the PRC and by local government agencies. We have obtained all necessary operating permits as required from the Environmental Protection Bureau, and believe that we are in compliance with local regulations governing waste production and disposal, and that our production facilities have met the public safety requirements regarding refuse, emissions, lights, noise and radiation. Since our commencement of operations, we have not been cited for any environmental violations. Since our production process creates almost no waste water or pollution, our costs for environmental compliance have been minimal. During 2008, our costs for environmental compliance were approximately $43,000, primarily devoted to the purchase of a water filter tower and air purification tower. In 2009 and 2010, our costs for environmental compliance were less than $5,000 and $6,000, respectively.

Tax

Wuhan Kingold was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%.

Pursuant to the Provisional Regulation of China on Value-Added Tax, or VAT, and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

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

Employees

As of December 31, 2010, we had approximately 507 full time employees all of which are located in PRC, except for our chief financial officer. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. Our full time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $165,035, $146,520 and $124,911 for the years ended December 31, 2010, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

Effective from January 1, 2008, the PRC has introduced a new labor contract law that enhances rights for the nation’s workers, including open-ended work contracts and severance payment, such Law requires employers to enter into labor contracts with their workers in writing, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with a fixed-term contract shall be entitled to an indefinite-term contract after the fixed-term contract has been renewed twice. Although the new labor contract law would increase our labor costs, we do not anticipate there will be any significantly effects on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Company History

Since December 2009, we have been engaged in the design, manufacturing and sale of gold jewelry in the People’s Republic of China, or PRC, via a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, or Wuhan Kingold, a PRC company.

We were initially incorporated in 1995 in Delaware as Vanguard Enterprises, Inc. In 1999, we changed our corporate name to Activeworlds.com, Inc. (and subsequently to Activeworlds Corp.) and through a wholly-owned subsidiary we provided internet software products and services that enabled the delivery of three-dimensional content over the internet. We operated that business until September 11, 2002 when we sold that business to our former management and we became a shell company with no significant business operations. As a result of the consummation of a reverse acquisition transaction as described below, on December 23, 2009, we ceased to be a shell company and became an indirect holding company for Wuhan Vogue-Show Jewelry Co., Limited, or Vogue-Show, through Dragon Lead Group Limited, or Dragon Lead.

Acquisition of Kingold and Name Change

In December 2009, we acquired 100% of Dragon Lead from the shareholders of Dragon Lead in a share exchange transaction pursuant to which the shareholders of Dragon Lead exchanged 100% ownership in Dragon Lead, for 33,104,234 shares of our common stock. As a result, Dragon Lead became our wholly owned subsidiary. Dragon Lead owns 100% of Vogue-Show and Vogue-Show controls Wuhan Kingold through a series of variable interest entity agreements. We currently operate through Dragon Lead and Vogue-Show.

In February 2010, we changed our name to Kingold Jewelry, Inc. to better reflect our business.

Organizational History of Dragon Lead and its Subsidiaries

Dragon Lead Group Limited, or Dragon Lead, a British Virgin Islands (BVI) corporation was incorporated in the BVI on July 1, 2008 as an investment holding company. Dragon Lead owns 100% of the ownership interest in Vogue-Show.

Vogue-Show was incorporated in the PRC as a wholly foreign owned enterprise, or WFOE, on February 16, 2009. Wuhan Kingold was incorporated in the PRC as a limited liability company on August 2, 2002 by Zhihong Jia, as the major shareholder, and Xue Su Yue who sold her shares in Wuhan Kingold to Zhihong Jia and Chen Wei in 2003. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares. Its business activities are principally the design and manufacture of gold ornaments in the PRC. Wuhan Kingold’s business license will expire on March 4, 2021 and is renewable upon expiration. The registered and paid-in capital of Wuhan Kingold is RMB 120 million.

The Vogue-Show/Wuhan Kingold VIE Relationship

On June 30, 2009, Vogue-Show entered into a series of agreements with Wuhan Kingold and shareholders holding 95.83% of the outstanding equity of Wuhan Kingold under which Wuhan Kingold agreed to pay 95.83% of its after-tax profits to Vogue-Show and shareholders owning 95.83% of Wuhan Kingold’s shares have pledged their and delegated their voting power in Wuhan Kingold to Vogue-Show. Such share pledge is registered with the PRC Administration for Industry and Commerce.

The VIE agreements, which are described below, cover 95.83% of the equity interest in Wuhan Kingold covering 46 of Wuhan Kingold’s 47 shareholders and were created so that upon the closing of the reverse acquisition, as described below, we would be able to acquire control over Wuhan Kingold, as explained below. The balance of 4.17% of the equity interest in Wuhan Kingold is held by Beijing Shouchuang Investment Co. Ltd, a PRC State Owned Enterprise.

These contractual arrangements enable us to:

•	exercise effective control over our variable interest entity, Wuhan Kingold;
•	receive substantially all of the economic benefits from variable interest entity, Wuhan Kingold; and
•	have an exclusive option to purchase 95.83% of the equity interest in our variable interest entity, Wuhan Kingold, when and to the extent permitted by PRC law.

Through such arrangement, Wuhan Kingold has become Vogue-Show’s contractually controlled affiliate. In addition, Wuhan Kingold shareholders agreed to grant Vogue-Show a ten-year option to purchase a 95.83% equity interest in Wuhan Kingold at a price based on an appraisal provided by an asset evaluation institution which will be jointly appointed by Vogue-Show and the Wuhan Kingold shareholders. Concurrently, Wuhan Kingold agreed to grant Vogue-Show a ten-year option to purchase all of Wuhan Kingold’s assets at a price based on an appraisal provided by an asset evaluation institution which will be jointly appointed by Vogue-Show and Wuhan Kingold.

The VIE Agreements

Our relationship with Wuhan Kingold and its shareholders are governed by a series of contractual arrangements, which agreements provide as follows.

Exclusive Management Consulting and Technical Support Agreement.  On June 30, 2009, Vogue-Show entered into an Exclusive Management Consulting and Technical Support Agreement with Wuhan Kingold, which agreement provides that Vogue-Show will be the exclusive provider of management consulting services to Wuhan Kingold, and obligated Vogue-Show to provide services to fully manage and control all internal operations of Wuhan Kingold, in exchange for receiving 95.83% of Wuhan Kingold’s profits. Payments will be made on a monthly basis. The term of this agreement will continue until it is either terminated by mutual agreement of the parties or until such time as Vogue-Show shall acquire 95.83% of the equity or assets of Wuhan Kingold.

Shareholders’ Voting Proxy Agreement.  On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered into a Shareholders’ Voting Proxy Agreement authorizing Vogue-Show to exercise any and all shareholder rights associated with their ownership in Wuhan Kingold, including the right to attend and vote their shares at shareholders’ meetings, the right to call shareholders’ meetings and the right to exercise all other shareholder voting rights as stipulated in the Articles of Association of Wuhan Kingold. The term of this agreement will continue until it is either terminated by mutual agreement of the parties or until such time as Vogue-Show shall acquire 95.83% of the equity or assets of Wuhan Kingold.

Purchase Option Agreement.  On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered into a Purchase Option Agreement with Vogue-Show, which provides that Vogue-Show will be entitled to acquire such Shareholders’ shares in Wuhan Kingold upon certain terms and conditions, if such a purchase is or becomes allowable under PRC laws and regulations. The Purchase Option Agreement also grants to Vogue-Show an option to purchase all of the assets of Wuhan Kingold. The exercise price for either the shares or the assets are to be as determined by a qualified third party appraiser. The term of this agreement is ten years from the date thereof.

Pledge of Equity Agreement  On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered in Pledge of Equity Agreement, pursuant to which each such shareholder pledges all of his shares of Wuhan Kingold to Vogue-Show, in order to guarantee performance under the Exclusive Management Consulting and Technical Support Agreement, Shareholders’ Voting Proxy Agreement and the Purchase Option Agreement. If Wuhan Kingold or any of its respective shareholders breaches its respective contractual obligations, Vogue-Show, as pledgee, will be entitled to certain rights, including the right to foreclose on the pledged equity interests.

Reverse Acquisition and Private Placement

On September 29, 2009, we entered into an Agreement and Plan of Reverse Acquisition with Vogue-Show, Dragon Lead, and the stockholders of Dragon Lead, or the Dragon Lead Stockholders. Pursuant to the acquisition agreement, we agreed to acquire 100% of the issued and outstanding capital stock of Dragon Lead in exchange for the issuance of 33,104,234 newly issued shares of our common stock. The acquisition agreement closed on or about December 23, 2009. Following the closing, Dragon Lead became our wholly-owned subsidiary.

The purpose of the reverse acquisition was to acquire control over Wuhan Kingold. We did not acquire Wuhan Kingold directly through the issuance of stock to Wuhan Kingold’s stockholders because under PRC law it is uncertain whether a share exchange would be legal. We instead chose to acquire control of Wuhan Kingold through the acquisition of Vogue Show and the VIE arrangements previously described in this annual report on Form 10-K. Certain rules and regulations in the PRC restrict the ability of non-PRC companies that are controlled by PRC residents to acquire PRC companies. There is significant uncertainty as to whether these rules and regulations require transactions of the type contemplated by our VIE arrangements, or of the type contemplated by the Call Option described below, to be approved by the PRC Ministry of Commerce, the China Securities and Regulatory Commission, or other agencies. For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see “Risk Factors — Risks Related to Doing Business in the PRC — Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock,” beginning on page 21.

On December 23, 2009, immediately prior to the closing of the reverse acquisition, we completed a private placement with 14 investors. Pursuant to a securities purchase agreement entered into with the investors, we sold an aggregate of 5,120,483 newly issued shares of our common stock at $0.996 per share, for aggregate gross proceeds of approximately $5.1 million. The investors in the private placement also received five-year warrants to purchase up to 1,024,096 shares of common stock at the price of $0.996 per share. After commissions and expenses, we received net proceeds of approximately $4.55 million in the private placement. In addition, five-year warrants to purchase up to 1,536,145 shares of common stock at the price of $0.996 per share were issued to various consultants who assisted in the transaction.

All share and per share information for dates prior to August 10, 2010 concerning our common stock in the above discussion reflects a 1-for-2 reverse stock split.

As a result of the above transactions, we ceased being a “shell company” as defined in Rule 12b-2 under the Securities Act.

Also, on December 23, 2009, Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin), the sole shareholder of Famous Grow and the majority shareholder of Dragon Lead prior to the closing of the reverse acquisition, entered into a call option agreement, as amended and restated, or call option, with Zhihong Jia and Bin Zhao to comply with PRC regulations that restrict PRC residents from owning offshore entities like us in direct exchange for their shares in the PRC operating company and as an inducement to encourage them to provide services to Wuhan Kingold and our company. The call option does not include a vesting schedule and continued employment is not a condition to the call option. Under the call option, as amended and restated, Fok Wing Lam Winnie granted to Zhihong Jia and Bin Zhao the right to acquire up to 100% of the shares of Famous Grow at an exercise price of $1.00, which is par value per share, or $0.001 per Famous Grow share, subject to any exercise notice at any time for a period of five years which was determined in an arm's length negotiation with the parties. While it is the case that our PRC counsel believes that this arrangement is lawful under PRC laws and regulations, there are, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel. For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see “Risk Factors — Risks Related to Doing Business in the PRC — Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock,” beginning on page 21.

Additionally, on December 23, 2009, immediately following the closing, Famous Grow Holdings Limited, a BVI limited liability company, or Famous Grow, Dragon Lead’s majority shareholder prior to the closing, together with Zhihong Jia, our chief executive officer and founder of Wuhan Kingold and Bin Zhao, our general manager, entered into a make good escrow agreement with the investors, pursuant to which, Famous Grow deposited a total of 1,895,609 of shares of common stock into an escrow account as “make good shares.” In the event that our after-PRC-tax net income for the years ended December 31, 2009, 2010 and 2011, is less than 70% of RMB 65.0 million, RMB 100.0 million and RMB 150.0 million, respectively, as set forth in the make good escrow agreement, part or all of the escrowed make good shares will be transferred to private placement investors on pro rata basis. Pursuant to the Make Good Escrow Agreement, 1,263,740 shares out of 1,895,609 shares (or  1/3 of the shares per year) are no longer subject to the escrow and none of such shares have been acquired from Famous Grow. Our after-PRC-tax net income for the year ended December 31, 2010 exceeded 70% of RMB 100.0 million and therefore, no “make good shares” were transferred as of December 31, 2010.

The following diagram illustrates our corporate structure as of the date of this annual report:

Notes:
(1)
Famous Grow is owned by Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin). Pursuant to a Call Option Agreement, our founder, chairman and chief executive officer Zhihong Jia, and general manager and director, Bin Zhao, have a right to collectively acquire 100% of the ownership of Famous Grow.

(2)
Wuhan Kingold is 55.31% owned by Zhihong Jia, our founder, chairman and chief executive officer, 1.67% owned by Bin Zhao, our general manager and director, 4.17% owned by Beijing Shouchuang Investment Co. Ltd., a PRC state owned enterprise, with the balance of 38.85% owned by a total of 44 other shareholders, who are all PRC citizens. All of Wuhan Kingold’s shareholders, other than Beijing Shouchuang Investment Co. Ltd., have entered into the VIE agreements.

ITEM 1A.  RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2010 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Risks Related to our Business

Jewelry purchases are discretionary, may be particularly affected by adverse trends in the general economy, and an economic decline will make it more difficult to generate revenue.

The success of our operations depends, to a significant extent, upon a number of factors relating to discretionary consumer spending in China. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation in regional and local markets in China where we manufacture and sell our products. There can be no assurance that consumer spending on jewelry will not be adversely affected by changes in general economic conditions in China and globally.

While the Chinese economy has experienced rapid growth in recent years, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. During the recent global economic slowdown, the People’s Bank of China or PBOC set the interest rate at a rather low level and the central government implemented a several trillion of RMB stimulus plan which has brought increased liquidity into the market. However, if the global economy continues to recover it is very likely that PBOC will increase the interest rate. Significant increases in interest rates by the central bank could slow economic activity in China which may, in turn, materially increase our costs and reduce demand for our products.

Most of our sales are of products that include gold, precious metals and other commodities, and fluctuations in the availability and pricing of commodities would adversely impact our ability to obtain and make products at favorable prices.

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. In the past, we have not hedged our requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing. A significant increase in the price of gold could increase our production costs beyond the amount that we are able to pass on to our customers, which would adversely affect our sales and profitability. A significant disruption in our supply of gold, or other commodities could decrease our production and shipping levels, materially increase our operating costs and materially and adversely affect our profit margins. Shortages of gold, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. Although we generally attempt to pass increased commodity prices to our customers, there may be circumstances in which we are not able to do so. In addition, if we were to experience a significant or prolonged shortage of gold, we would be unable to meet our production schedules and to ship products to our customers in a timely manner, which would adversely affect our sales, margins and customer relations.

Furthermore, the value of our inventory may be affected by commodity prices. We record the value of our inventory using the weighted average method. As a result, decreases in the market value of precious metals such as gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value of our inventory.

Competition in the jewelry industry could cause us to lose market share, thereby materially and adversely affecting our business, results of operations and financial condition.

The jewelry industry in China is highly fragmented and very competitive. We believe that the market may become even more competitive as the industry grows and/or consolidates. We compete with local jewelry manufacturers and large foreign multinational companies that offer products that are similar to ours. Some of these competitors have larger local or regional customer bases, more locations, more brand equity, and substantially greater financial, marketing and other resources than we have. As a result of this increasing competition, we could lose market share, thereby materially and adversely affecting our business, results of operations and financial condition.

We may need to raise additional funds in the future. These funds may not be available on acceptable terms or at all, and, without additional funds, we may not be able to maintain or expand our business.

Our operations require substantial funds to finance our operating expenses, to maintain and expand our manufacturing, marketing and sales capabilities and to cover public company costs. Without these funds, we may not be able to meet our goals.

We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. However, you should also be aware that in the future:

•	we cannot be certain that additional capital will be available on favorable terms, if at all;
•	any available additional financing may not be adequate to meet our goals; and
•	any equity financing would result in dilution to stockholders.

If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy (including entering the retail market), take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue expansion plans, or obtain funds through strategic alliances that may require us to relinquish certain rights.

Our ability to maintain or increase our revenue could be harmed if we are unable to strengthen and maintain our brand image.

We believe that primary factors in facilitating customer buying decisions in China’s jewelry sector include price, confidence in the merchandise sold, and the level and quality of customer service. The ability to differentiate our products from competitors’ by our brand-based marketing strategies is a key factor in attracting consumers, and if our strategies and efforts to promote our brand, such as television and magazine advertising and beauty contest sponsorships fail to garner brand recognition, our ability to generate revenue may suffer. If we are unable to differentiate our products, our ability to sell our products wholesale and our planned sale of products retail will be adversely affected. If we fail to identify or react appropriately or timely to customer buying decisions, we could experience a reduction in consumer recognition of our products, a diminished brand image, higher markdowns, and costs to recast overstocked jewelry. These factors could result in lowering selling prices and sales volumes for our products, which could adversely affect our financial condition and results of operations

There is only one source in China for us to obtain the precious metals used in our jewelry products; accordingly, any interruptions of our arrangement with this source would disrupt our ability to fulfill customer orders and substantially affect our ability to continue our business operations.

Under the PRC law, supply of precious metals such as platinum, gold, and silver are highly regulated by PRC government agencies. The Shanghai Gold Exchange is the only supplier in China for gold used for our jewelry products. We are required to obtain and maintain several membership and approval certificates from government agencies in order to do business involving precious metals. The loss of our relationship or failure to renew our membership with the Shanghai Gold Exchange, or its inability to furnish precious metals to us as anticipated in terms of cost, quality, and timeliness, would adversely affect our ability to fulfill customer orders in accordance with our required delivery, quality, and performance requirements. If this situation were to occur, we would not have any alternative suppliers in China to obtain our raw materials from, which would result in a decline in revenue and revenue potential, and ultimately risk the overall continuation of our business operations.

If we are not able to adapt to changing jewelry trends in China, our inventory may be overstocked and we may be forced to reduce the price of our overstocked jewelry or incur the cost to recast it into new jewelry.

Our jewelry sales depend on consumer fashions, preferences for jewelry and the demand for particular products in China. Jewelry design trends in China can change rapidly. The ability to accurately predict future changes in taste, respond to changes in consumer preferences, carry the inventory demanded by customers, deliver the appropriate quality, price products correctly and implement effective purchasing procedures, all have an important influence on determining sales performance and maximizing gross margin. If we fail to anticipate, identify or react appropriately to changes in styles and trends, we could experience excess inventories, higher than normal markdowns or an inability to sell our products. If such a situation were to exist, we would need to incur additional costs to recast our products to fit the demand, and the labor and manufacturing costs previously invested in the recast products would be lost.

Our failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels, and results of operations.

We intend to develop the retail distribution of our products, which we believe will result in rapid growth, but will also place significant demands on our managerial, operational and financial resources. Any significant growth in the market for our current wholesale business and our planned retail distribution would require us to expand our managerial, operational, financial, and other resources. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capabilities. We also will need to continue to expand, train and manage our employee base. If we are unable to successfully build these skills and expand our number of skilled management and staff, we may be unsuccessful in achieving our intended level of growth.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchases of raw materials and supplies, development of new products and the hiring of additional employees. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure you that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

We rely on our distribution network for virtually all of our revenues. Failure to maintain good distributor relations could materially disrupt our distribution business and harm our net sales.

Our business depends directly on the performance of our more than 200 distributors, which we also refer to as our customers. Our largest distributor accounted for approximately 6.10% and  7.83% of our gross revenues in 2010 and 2009, respectively. As we do not have long-term contracts with our distributors, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors and replacing any distributor is difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net sales.

Substantial defaults by our customers on accounts receivable could have a material adverse effect on our liquidity and results of operations.

As with most businesses in our industry, a substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. In addition, as we increase our presence in the retail market, we expect the aging of our accounts receivable generated from sales through retail counters to increase as department stores typically defer payments to us of cash receipts collected by them on our behalf. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We must maintain a relatively large inventory of our raw materials and jewelry products to support customer delivery requirements, and if this inventory is lost due to theft, our results of operations would be negatively impacted.

We purchase large volumes of precious metals and store significant quantities of raw materials and jewelry products at our warehouse and show room in Wuhan, China. Although we have an inventory security system in place, we may be subject to future significant inventory losses due to third-party or employee theft from our warehouses or other forms of theft. The implementation of enhanced security measures beyond those that we already utilize, which include onsite police station with direct deployment of officers and instant access to Wuhan city police department, security cameras, and alarm systems in our warehouse, would increase our operating costs. Also, any such losses of inventory could exceed the limits of, or be subject to an exclusion from, coverage under our insurance policies. Claims filed by us under our insurance policies could lead to increases in the insurance premiums payable by us or the termination of coverage under the relevant policy.

Our business could be materially adversely affected if we cannot protect our intellectual property rights.

We have developed trademarks, patents, know-how, trade-names and other intellectual property rights that are of significant value to us. In particular, we have applied for patents on a limited number of designs of our jewelry products and trademarks as well. However, the legal regime governing intellectual property in the PRC is still evolving and the level of protection of intellectual property rights in the PRC may differ from those in other jurisdictions. Thus, it may be difficult to enforce our rights relating to these designs as well as our trademarks. Any unauthorized use of, or other infringement upon our designs or trademarks, could result in potential sales being diverted to such unauthorized sellers, and dilute the value of our brand.

We are dependent on certain key personnel, and the loss of these key personnel could have a material adverse effect on our business, financial conditions and results of operations.

Our success, to a great extent, has been attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Moreover, our daily operation and performance rely heavily upon our senior management. There can be no assurance that we will be able to retain these officers or that such personnel may not receive and/or accept competing offers of employment. The loss of a significant number of these employees could have a material adverse effect upon our business, financial condition, and results of operations. We do not maintain key-man life insurance for any of our senior management.

We have short-term outstanding borrowings, and we may not be able to obtain extensions when they become mature.

Our notes payable to banks for short-term borrowings as of December 31, 2010 and 2009 were approximately $6.1 million and $8.8 million, respectively. These loans are either collateralized by our buildings, plant and machinery or guaranteed by a third party guarantor at the cost of certain guaranty fees. Interest expense paid for the years ended December 31, 2010, 2009 and 2008 were $479,133, $703,500 and $1,393,130, respectively, and fees paid to a third party guarantor for the years ended December 31, 2010, 2009 and 2008 were $67,719, $180,827 and $342,626, respectively. Our notes payable for short-term borrowing as of December 31, 2010 was approximately $6.1 million and bore an annual interest rate of 5.5755%. Generally, these short-term loans mature in one year or less and contain no renewal terms. However, in China, it is custom practice for banks and borrowers to negotiate roll-over or renewals of short-term borrowing on an on-going basis shortly before maturity.

Although we have renewed our borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they become mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods the results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China;
•	fluctuation and unpredictability of costs related to the gold, platinum and precious metals and other commodities used to manufacture our products;
•	seasonality of our business;
•	changes in the laws of the PRC that affect our operations;
•	competition from our competitors; and
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business.

The loss or significant reduction in business of any of our key customers may affect our revenues and earnings.

We are dependent on a limited number of customers for a large portion of our business. During the year ended December 31, 2010, approximately 29.59% of our net sales were generated from our five largest customers as compared to 31.5% for the year ended December 31, 2009. Our largest customer accounted for approximately 6.10% and 7.8% of our net sales during the years ended December 31, 2010 and 2009, respectively. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of those customers, or any of our other customers to which we sell a significant amount of our products, or any significant portion of orders from those customers, or any material adverse change in the financial conditions of such customers could negatively affect our revenues and decrease our earnings, if we cannot find new customers in a timely manner.

We may not maintain sufficient insurance coverage for the risks associated with our business operations. As a result, we may incur uninsured losses.

Except for property, accident and automobile insurance, we do not have other insurance of such as business liability or disruption insurance coverage for our operations in the PRC. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of our common stock could lose their investment.

The current global financial crisis and economic downturn may have an adverse effect on our businesses, results of operation and financial condition.

The current global financial crisis and economic downturn have adversely affected economies and businesses around the world, including in China. Due to the global economical downturn, a decrease in consumer demand and a slowdown in domestic property investments, the economic situation in China has been challenging since the second half of 2008. This change in the macroeconomic conditions has had and may continue to have an adverse impact on our business and operations. If the current economic downturn continues, our business, results of operations and financial condition could be adversely affected.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. Further, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or force us to suspend or cease operations.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud. Rules adopted by the Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants.

During our review of our financial statements and results for the year ended December 31, 2010, our management identified an internal control matter that rose to the level of a material weakness, and consequently has concluded that our internal control over financial reporting was not effective at December 31, 2010.   In addition, management identified various control deficiencies that it believes do not rise to the level of a material weakness. See “Part II—Item 9A—Controls and Procedures.”Our independent registered public accounting firm, Friedman LLC, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their attestation report on page 43 of this Annual Report on Form 10-K. The annual assessment of our internal controls requirement and the attestation requirement of management’s assessment by our independent registered public accountants first applied to our annual report for the 2010 fiscal year. We are devoting significant resources to remediating and improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures. We have, and continue to devote significant resources to remediating and improving our internal controls, including hiring additional accounting and internal control consultants, internal audit and finance staff, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related Commission regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to more fully comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Risks Related to Doing Business in the PRC

All of our assets are located in China and all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon what business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

One of our principal operating subsidiaries, Vogue-Show, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking our business license, other licenses or authorities;
•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue some or all of our business.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our operating affiliate, Wuhan Kingold, can only conduct business within its business scope, as detailed on its business license. Our license permits us to design, manufacture, sell and market jewelry products to department stores throughout the PRC and to engage in the retail distribution of our products. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure you that Wuhan Kingold will be able to obtain the necessary government approval for any change or expansion of our business scope.

Because our revenues are generated in RMB and our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the PBOC began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

Our PRC stockholders are required to register with the State Administration of Foreign Exchange and their failure to do so could cause us to lose our ability to remit profits out of the PRC as dividends.

The State Administration of Foreign Exchange, or SAFE, has promulgated several regulations, including Circular No. 75, or Circular 75, which became effective in November 2005, requiring PRC residents, including both PRC legal person residents and PRC natural person residents, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of equity financing with assets or equities of PRC companies, referred to in Circular 75 as an “offshore special purpose company.” PRC residents that have established or controlled an offshore special purpose company, which has finished a round-trip investment before the implementation of Circular 75, are required to register their ownership interests or control in such “special purpose vehicles” with the local offices of SAFE. Under Circular 75, the term “PRC legal person residents” as used in Circular 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in Circular 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. The term “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, and the term “round-trip investment” refers to the direct investment in the PRC by PRC residents through “special purpose vehicles,” including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets.

In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his/her/its SAFE registration with the local SAFE branch upon (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity not involving a round-trip investment, such as changes in share capital, share transfers and long-term equity or debt investments, of already organized, or gained control of, offshore entities that have made onshore investments in the PRC before Circular 75 was promulgated must register with their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

Under Circular 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under the Circular 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

To further clarify the implementation of Circular 75, SAFE issued Circular No. 106, or Circular 106, on May 9, 2007, which is a guidance that SAFE issued to its local branches with respect to the operational process for SAFE registration that standardizing mores specific and stringent supervision on the registration relating to the Circular 75. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders and/or beneficial owners fail to comply, the PRC subsidiaries are required to report such failure to the local SAFE authorities and, if the PRC subsidiaries do report the failure, the PRC subsidiaries may be exempted from any potential liability to them related to the stockholders’ failure to comply. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the Circular 75 and Circular 106 or the failure of future shareholders and/or beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the Circular 75 and Circular 106 may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries ability to distribute dividends to our company or otherwise adversely affect our business.

These regulations apply to our stockholders who are PRC residents. As of the date of this annual report, our chairman and chief executive officer, Zhihong Jia, and our general manager, Bin Zhao, have obtained their registrations under Circular 75, and the other PRC residents are in the process of obtaining such registrations. However, there is no assurance that such persons can successfully complete such registrations, and there is no assurance that all of the PRC resident stockholders and beneficiary stockholders have complied with and will comply with the SAFE registration requirements currently or in the future. In the event that these or other of our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principles.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

On August 8, 2006, the PRC Ministry of Commerce, or MOFCOM, joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises, or the Revised M&A Regulations, which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

In addition, the Revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on any non-PRC stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

Our wholly-owned BVI subsidiary, Dragon Lead, was formerly owned by eight BVI companies whose shareholders are non-PRC individuals. We understand that some of these non-PRC individuals are nominee shareholders holding shares on behalf of and for the interest of some PRC individuals and PRC companies who are also Wuhan Kingold minority shareholders. These minority Wuhan Kingold shareholders do not have experience in conducting or managing businesses outside the PRC, and therefore believe that to engage nominee shareholders to hold shares on their behalf are in their best commercial interest, and could provide them with guidance when they evaluate whether to purchase, sell or dispose of our shares after the closing.

Also, on December 23, 2009, immediately before the reverse acquisition of Vogue Show, Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin), the sole shareholder of Famous Grow and the majority shareholder of Dragon Lead prior to the closing of the reverse acquisition, entered into the call option with Zhihong Jia and Bin Zhao to comply with PRC regulations that restrict PRC residents from owning offshore entities like us in direct exchange for their shares in the PRC operating company and as an inducement to encourage them to provide services to Wuhan Kingold and our company. The call option does not include a vesting schedule and continued employment is not a condition to the call option. Under the call option, as amended and restated, Fok Wing Lam Winnie granted to Zhihong Jia and Bin Zhao certain call options to acquire up to 100% of the shares of Famous Grow at an exercise price of $1.00, which is par value per share, or $0.001 per Famous Grow share, subject to any exercise notice, or Call Option which was determined in an arm's length negotiation with the parties.

The PRC regulatory authorities may take the view that entry into the VIE Agreements by Vogue-Show and Wuhan Kingold and entry into the call option agreement by Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie may collectively constitute an onshore to offshore restructuring and a related party acquisition under the M&A Regulations, because upon the consummation of these transactions and after the Call Option is fully exercised, PRC individuals would become majority owners and effective controlling parties of a foreign entity that acquired ownership of Wuhan Kingold. The PRC regulatory authorities may also take the view that the relevant parties should fully disclose to the Wuhan SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition and its connection with the VIE Agreement. Our PRC counsel has opined among other things that: (i) each of our VIE agreements with Wuhan Kingold are valid and enforceable under relevant PRC laws, (ii) all government authorizations for the execution, delivery, performance and enforcement of our VIE agreements have been obtained as required by PRC laws, (iii) the ownership structure of Vogue Show and Wuhan Kingold created by our VIE agreements and the call options in favor of Zhihong Jia and Bin Zhao do not violate any provisions of applicable PRC laws, and (iv) no PRC governmental approvals were required under the Revised M&A Regulations in connection with our acquisition of our current ownership interests in any of our PRC subsidiaries or in connection with the VIE agreements. Our PRC counsel has reviewed and approved of these statements.

We, however, cannot assure you that the PRC regulatory authorities, MOFCOM and CSRC will take the same view as our PRC counsel. If the PRC regulatory authorities take the view that the reverse acquisition and VIE arrangement constitute a related party acquisition under the revised M&A Regulations, we cannot assure you we will be able to obtain any approval required from the national offices of MOFCOM or otherwise.

If the PRC regulatory authorities take the view that the call options or the VIE arrangement constitutes a related party acquisition without the approval of the national offices of MOFCOM, they could invalidate the call options and VIE arrangement. We may also face regulatory actions or other sanctions from the MOFCOM or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As we are a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with our company, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the New Enterprise Income Tax Law, or EIT Law, an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. The “de facto management body” is defined as the organizational body that effectively exercises overall management and control over production and business operations, personnel, finance and accounting, and properties of the enterprise. It remains unclear how the PRC tax authorities will interpret such a broad definition. If the PRC tax authorities determine that we should be classified as a resident enterprise, then our worldwide income will be subject to income tax at a uniform rate of 25%, which may have a material adverse effect on our financial condition and results of operations. However, it remains unclear how the PRC tax authorities will interpret the PRC tax resident treatment of an offshore company, like us, having indirect ownership interests in PRC enterprises through intermediary holding vehicles.

Moreover, under the New EIT Law, foreign shareholders of an entity that is classified as a PRC resident enterprise may be subject to a 10% withholding tax upon dividends payable by such entity, unless the jurisdiction of incorporation of the foreign shareholder of such entity has a tax treaty with the PRC that provides for a reduced rate of withholding tax, and gains realized on the sale or other disposition of shares, if such income is sourced from within the PRC. It remains unclear whether the dividends payable by our PRC subsidiary or the gains our foreign shareholders may realize will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our Shares.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may need to rely on a new and developing communication infrastructure to efficiently transfer our information from retail outlets to our headquarters. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with Commission rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws, or other foreign laws against us or our management.

All of our current operations, including the manufacturing and distribution of jewelry, are conducted in China. Moreover, most of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Governmental control of currency conversions could prevent us from paying dividends.

All of our revenue is earned in RMB and current and future restrictions on currency conversions may limit our ability to use revenue generated in RMB to make dividend or other payments in United States dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including the restrictions that foreign-invested enterprises like us may buy, sell or remit foreign currencies only after providing valid commercial documents at a PRC bank specifically authorized to conduct foreign-exchange business.

In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign-exchange accounts for capital account items. There is no guarantee that PRC regulatory authorities will not impose additional restrictions on the convertibility of the RMB. These restrictions could prevent us from distributing dividends and thereby reduce the value of our stock.

Inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may, in the future, cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency, the Renminbi, as their functional currency. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Risks Related to the VIE Agreements

If the PRC government determines that the contractual arrangements through which we control Wuhan Kingold do not comply with applicable regulations, our business could be adversely affected.

Although we believe our contractual relationships through which we control Wuhan Kingold comply with current licensing, registration and regulatory requirements of the PRC, we cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Vogue-Show manages and operates our gold jewelry business through Wuhan Kingold pursuant to the rights it holds under the VIE Agreements. Almost all economic benefits and risks arising from Wuhan Kingold’s operations are transferred to Vogue-Show under these agreements. Details of the VIE Agreements are set out in “Business — Company History” of this annual report beginning on page 10.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;
•	discontinuing or restricting the operations of Vogue-Show or Wuhan Kingold;
•	imposing conditions or requirements in respect of the VIE Agreements with which Vogue-Show may not be able to comply;
•	requiring our company to restructure the relevant ownership structure or operations;
•	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
•	revoking the business licenses and/or the licenses or certificates of Vogue-Show, and/or voiding the VIE Agreements.

 Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Wuhan Kingold, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate Wuhan Kingold under the VIE Agreements may not be as effective as direct ownership.

We conduct our jewelry processing and sales businesses in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Wuhan Kingold. However, the VIE Agreements may not be as effective in providing us with control over Wuhan Kingold as direct ownership .  Under the current VIE arrangements, as a legal matter, if Wuhan Kingold fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) reply on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Wuhan Kingold, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through court proceedings pursuant to PRC law. If Wuhan Kingold or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Wuhan Kingold to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The VIE Agreements may be subject to audit or challenge by PRC tax authorities. A finding that we owe additional taxes could substantially reduce our net earnings and the value of your investment

Under PRC laws and regulations, arrangements and transactions among affiliated parties may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax and financial consequences if the PRC tax authorities determine that the VIE Agreements do not represent arm’s-length prices. As a result of such a determination, the PRC tax authorities could adjust any of the income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions for PRC tax purposes recorded by us or Wuhan Kingold or an increase in taxable income, all of which could increase our tax liabilities. In addition, the PRC tax authorities may impose late payment fees and other penalties on us or Wuhan Kingold for under-paid taxes.

Our shareholders have potential conflicts of interest with us which may adversely affect our business.

Zhihong Jia is our chief executive officer and our chairman, and is also the largest shareholder of Wuhan Kingold. There could be conflicts that arise from time to time between our interests and the interests of Mr. Jia. There could also be conflicts that arise between us and Wuhan Kingold that would require our shareholders and Wuhan Kingold’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Mr. Jia will vote his shares in our best interest or otherwise act in the best interests of our company. If Mr. Jia fails to act in our best interests, our operating performance and future growth could be adversely affected. In addition, some or all of our shareholders could violate the non-competition agreements they have signed with our company by diverting business opportunities from our company to others. In such event, our business, financial condition and results of operation could be adversely affected.

We rely on the approval certificates and business license held by Vogue-Show and any deterioration of the relationship between Vogue-Show and Wuhan Kingold could materially and adversely affect our business operations.

We operate our jewelry processing and sales businesses in China on the basis of the approval certificates, business license and other requisite licenses held by Vogue-Show. There is no assurance that Vogue-Show will be able to renew its license or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with Wuhan Kingold is governed by the VIE Agreements that are intended to provide us with effective control over the business operations of Wuhan Kingold. However, the VIE Agreements may not be effective in providing control over the application for and maintenance of the licenses required for our business operations. Wuhan Kingold could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputations and business could be severely harmed.

If Vogue-Show exercises the purchase options it holds over Wuhan Kingold’s share capital and assets pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, Wuhan Kingold’s shareholders have granted Vogue-Show a ten-year option to purchase 95.83% of the share capital in Wuhan Kingold at a price determined by appraisal by an asset evaluation institution to be jointly appointed by Vogue-Show and Wuhan Kingold’s shareholders. Concurrently, Wuhan Kingold granted Vogue-Show a ten-year option to purchase Wuhan Kingold’s assets at a price determined by appraisal by such asset evaluation institution. As Wuhan Kingold is already our contractually controlled affiliate, Vogue-Show’s exercising of the above two options would not bring immediate benefits to our company, and payment of the purchase prices could adversely affect our financial position.

Risks Related to Our Capital Structure

Following the exercise of his Call Option, our Chairman and Chief Executive Officer would exercise significant influence over us.

Our chairman and chief executive officer, Zhihong Jia, will beneficially own or control approximately 41% of our outstanding shares if he chooses to fully exercise his Call Option to purchase shares of Famous Grow. Mr. Jia thereafter could possibly have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Jia may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Jia, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Jia may differ from the interests of our other stockholders.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our company at or above the price they paid for them.

The market price for our shares may be volatile.

The market price for our shares are likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results and changes or revisions of our expected results;
•	changes in financial estimates by securities research analysts;
•	conditions in the markets for our products;
•	changes in the economic performance or market valuations of companies specializing in gold jewelry;

•	announcements by us, or our competitors of new products, acquisitions, strategic relationships, joint ventures or capital commitments;
•	addition or departure of senior management and key personnel; and
•	fluctuations of exchange rates between the RMB and the U.S. dollar.

The market price for our shares increased from $1.20 since January 4, 2010, to $4.08 as of December 31, 2010. Volatility in the price of our shares may result in shareholder litigation that could in turn result in substantial costs and a diversion of our management’s attention and resources.

The financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices have been and continue to be extremely volatile. Volatility in the price of our shares may be caused by factors outside of our control and may be unrelated or disproportionate to our results of operations. In the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

Because we do not intend to pay dividends on our shares, stockholders will benefit from an investment in our shares only if those shares appreciate in value.

We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities, if any, and any other financing arrangements. Accordingly, realization of a gain on stockholders’ investments

We may need additional capital, and the sale of additional shares or equity or debt securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the foreseeable future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain one or more additional credit facilities. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

 ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices and our factory are located in #15 Huangpu Science and Technology Park, Jiang’an District, Wuhan, Hubei Province, China, with a total construction area of approximately 74,933 square feet built on a parcel of state owned land. We own all of our office and factory facilities except for land with regard to which we own land use rights. There is no private ownership of land in the PRC. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Our land use certificate expires on January 26, 2055. Our Vogue-Show subsidiary rents 96 square feet of office space from Wuhan Kingold at an annual rental rate of $1,500 per year. The lease on this office space expires at the end of January 2012.

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “KGJI.” Prior to August 18, 2010, our common stock was listed for quotation on the OTC Bulletin Board or, the OTCBB, under the symbol “KGJI.”

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock in U.S. dollars. Prior to our listing on the NASDAQ Capital Market, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, involving our common stock during each calendar quarter, and may not represent actual transactions. The prices set forth below have been adjusted to reflect a 1-for-2 reverse stock split that became effective on August 10, 2010.

	High	Low
2010
First Quarter	$2.14	$1.20
Second Quarter	$10.00	$1.80
Third Quarter	$11.95	$3.50
Fourth Quarter	$10.00	$3.91
2009
First Quarter	$0.10	$0.06
Second Quarter	$0.10	$0.06
Third Quarter	$0.10	$0.06
Fourth Quarter	$1.80	$0.16

Holders

On March 29, 2011, the closing sale price of our shares of common stock was $2.41 per share and there were 49,803,666 shares of our common stock outstanding (which reflects a 1-for-2 reverse stock split that became effective on August 10, 2010). On that date, our shares of common stock were held by approximately 93 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Investors seeking cash dividends in the immediate future should not purchase our common stock. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have an equity compensation plan in place. Accordingly, there are currently no equity securities authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

On December 23, 2009, we acquired 100% of Dragon Lead Group Limited, a British Virgin Islands corporation, in a share exchange transaction pursuant to which the shareholder of Dragon Lead exchanged 100% ownership in Dragon Lead for 33,104,234 shares of our common stock. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. We made this determination based on the representations of the Dragon Lead shareholders, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act or (c) had a pre-existing or personal relationship with the Company. Each Dragon Lead shareholder further represented that he or she was acquiring our common stock for investment purposes not with a view to the resale or distribution thereof and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. A legend was included on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

On December 23, 2009, pursuant to a securities purchase agreement, we completed a sale to 14 investors of an aggregate of 5,120,483 newly issued shares of our common stock at a price of $0.996 per share as well as five year warrants to purchase up to 1,024,096 shares of our common stock, for an aggregate purchase price of $5.1 million. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. The Company made this determination based on the representations of the Investors, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act or (c) had a pre-existing or personal relationship with the Company. Each investor further represented that he or she was acquiring our common stock for investment purposes not with a view to the resale or distribution thereof and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. A legend was included on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

On December 23, 2009, in connection with the private placement described above, we issued 1,536,145 warrants as compensation to consultants and/or their designees for the private placement service, each exercisable at a price of $0.996 per share.  The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. The Company made this determination based on the representations of the Selling Shareholders, which included, in pertinent part, that such shareholders were (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (b) had a pre-existing or personal relationship with the Company. A legend was included on all offering materials and documents which stated that the warrants and the shares underlying the warrants have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

In connection with our reverse merger, we issued 416,668 shares of common stock to a consultant in connection with the Acquisition.  The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. The Company made this determination based on the representations of the Investors, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act or (c) had a pre-existing or personal relationship with the Company.  A legend was included on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

In December 2010, we issued 100,000 shares of restricted common stock pursuant to the terms of a pre-existing consulting contract. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act. We made this determination based on the representation of the consultant, which included, in pertinent part, that the consultant was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (b) had a pre-existing or personal relationship with the Company. A legend was included on the share certificate which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

All share and per share information concerning our common stock in the above discussion reflects a 1-for-2 reverse stock split which became effective on August 10, 2010.

Recent Offering; Use of Proceeds

On January 20, 2011, we closed the sale of 7,200,000 shares of our common stock at a price of $3.19 per share. Kingold received aggregate net proceeds of approximately $20.1 million after deducting underwriting discounts and commissions and offering expenses. The offering was made pursuant to a registration statement (Registration No. 333-167626) which was declared effective by the SEC on January 13, 2011. Rodman & Renshaw, LLC acted as sole book-running manager for the offering. JMP Securities LLC, Chardan Capital Markets, LLC, and Maxim Group LLC acted as co-managers for the offering.

The following table sets forth the proceeds to us from this public offering following the underwriting discounts and commission:

	Per Share	Total
Public offering price	$3.19	$22,968,000
Underwriting discounts and commissions	$0.2233	$1,607,760
Proceeds to us, before expenses	$2.9667	$21,360,240

The net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $20.1 million.

The following table presents the capital expenditures that we identify as priority capital initiatives, for which we intend to use the proceeds from this offering first and primarily:

Priority Initiatives	Capital Expenditure (in millions)
Purchases of 24 Karat gold bars	$17.3
Recruit and train new employees	0.5
New jewelry design tool equipment	0.2
Annual security improvements	0.2
PRC marketing campaign	0.1
Total Capital Expenditure on Priority Plans	$18.3

The total estimated capital expenditure of $18.3 million on our priority plans does not exceed the total proceeds of $20.1 million from our sale of 7,200,000 shares of common stock, at the offering price of $3.19 per share after deducting underwriting discounts and commissions and offering expenses. We intend to use the remaining net proceeds of approximately $1.8 million from this offering for working capital and other general corporate purposes. The amounts and timing of our actual expenditures will depend on numerous factors, including the status of our sales and marketing activities, the amount of cash generated or used by our operations. We may also use portions of the proceeds for other purposes, such as expanding our current business through acquisition of other complimentary businesses, products or technologies. However, we have not entered into any negotiations, agreements or commitments with respect to any such acquisitions at this time. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on the judgment of our management regarding the application of these proceeds. Pending these uses, the proceeds have been deposited in commercial bank accounts in the jurisdictions in which we operate.

Purchases of Equity Securities

During the year ended December 31, 2010, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Information

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors. See the “Cautionary Statement for Purposes of the “Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995” immediately preceding Part I of this Report.

Key Components of Operating Results

Sources of Revenue

We derive our revenue almost entirely from the sales of 24 Karat jewelry and Chinese ornaments and from design and processing  fees we receive from other jewelry companies who hire us to design and produce 24 Karat jewelry and Chinese ornaments using gold they supply us. We offer a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants. We only sell on a wholesale basis to distributors and retailers. Pricing of products is made at the time of sale based upon the then-current price of gold and sales are made on a cash or credit on delivery basis.

Cost of Sales

Our cost of sales consists primarily of the cost for raw materials, primarily, gold. We purchase gold directly from the Shanghai Gold Exchange, of which we are a member. We generally do not enter into long term purchase agreements for gold. During recent years, the price of gold on the international gold market has experienced periods of significant increase. We have been offsetting the increases in gold price primarily through product pricing adjustments. We expect that continued rise in gold price would lead to further increase in our cost of sales. See “Quantitative And Qualitative Disclosures About Market Risk -- Commodity Price Risk.”

Operating Expenses

We classify our operating expenses into four categories: selling, general and administrative, stock compensation expenses, depreciation and amortization. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, taxes and employee benefit costs. Other expenses include advertising and promotional costs, facilities costs and legal, audit and tax, consulting and other professional service fees.

The government owns all of the land in the PRC. Companies or individuals are authorized touse the land only through land use rights granted by the PRC government. Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease. The amortization expenses were $11,170; $11,051 and $10,859 for 2010, 2009 and 2008, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs for our executive, finance, human resources and administrative personnel, legal, audit and tax and other professional fees, depreciation expenses, insurance and other corporate expenses.

Sales

Selling expenses consist primarily of freight and transportation expenses, advertising and promotional costs and personnel costs for our sales team.

Other Income (Expense), Net

Other income (expense), net consists of interest we earn on our cash and cash equivalents, interest expenses on our loans from Chinese local banks and fees we pay in connection with guarantees of our loans.

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. In December 2004 and 2006, we were awarded the status of a nationally recognized High and New Technology Enterprise, which entitled us to tax-free treatment from January 2004 to December 2008. Starting in January 2008, we became subject to the regular PRC corporate tax rate of 25%.

Inflation

     During the past year, inflation rate in China has picked up but has not had a significant effect on the company. Although the Chinese government has implemented measures to curb inflation, it is foreseeable that the Chinese economy may remain under inflationary pressure at least for the near term. It is difficult to estimate the impact of continued rise in inflation on us. On one hand, inflation may lead to, among other things, higher operating expenses for us and erosion of our customers’ purchase, adversely affecting our results. On the other hand, inflation may also make our products more attractive to Chinese consumers, who traditionally have perceived gold as a safe haven investment from inflation.

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, its wholly owned subsidiaries, Dragon Lead and Wuhan Vogue-Show and Wuhan Kingold, its 95.83% contractually controlled affiliate. The non-controlling interests represent the minority stockholders’ 4.17% proportionate share of the results of Wuhan Kingold.

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. The value of finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead. Cost is determined using the weighted average method. We continually evaluate the composition of our inventories assessing the turnover of our products. In order to minimize the adverse effect of fluctuating gold prices, we purchase gold only once a customer has placed an order, and thus pass the price that we pay for gold onto the customer, effectively locking in the processing fees upfront. In many cases, we require customers to place a down payment of between 20-30% of the overall order. Accordingly, we do not make any reserve for inventory obsolescence.

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

Property, Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives using the straight-line method. The estimated useful lives and residual values are as follows:

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
We must make various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. We use set criteria that are reviewed and approved by various levels of management, and estimate the fair value of our reporting units by using undiscounted cash flow analyses. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for the underlying assets at such time. Any such resulting impairment charges could be material to our results of operations.
If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No events or changes in our business or circumstances required us to test for impairment of our long-lived assets during 2008, 2009 or 2010, and accordingly, we did not recognize any impairment loss during these periods.
Competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

Revenue Recognition

Our revenue is derived from the sales price of goods sold and fees for services provided. We recognize revenue for goods sold when they are delivered to the customer. We recognize revenue for services provided when the services have been performed, the customers have approved the completion of services, invoices have been issued and collectability is deemed probable. Management has not made an allowance for estimated sales returns because they are considered immaterial when viewed in light of our overall revenue and historical experience. In recognizing revenue, we assume that the currency we receive from customers is valid legal tender in the PRC, our electronic record-keeping system has not been tampered with nor malfunctioned, and that we have not inadvertently sold significant amounts of defective goods. If any of these assumptions were proven to be incorrect, we could have to restate our revenue. As of the end of 2010, none of these assumptions have proven to be incorrect.

Results of Operations

THREE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
The following table sets forth information from our statements of income and comprehensive income for the three years ended December 31, 2010, 2009 and 2008 in U.S. dollars.

	For the Years ended December 31,
	2010	2009	2008

NET SALES	$523,007,255	$250,450,650	$109,782,936

COST OF SALES
Cost of sales	(490,638,666)	(233,613,179)	(97,472,140)
Depreciation	(1,172,552)	(1,111,989)	(1,075,153)
Total cost of sales	(491,811,218)	(234,725,168)	(98,547,293)
GROSS PROFIT	31,196,037	15,725,482	11,235,643
OPERATING EXPENSES
Selling, general and administrative expenses	3,733,557	1,934,089	1,015,324
Stock compensation expenses	825,480	415,001	-
Depreciation	124,651	124,774	101,884
Amortization	11,170	11,051	10,859
Total Operating Expenses	4,694,858	2,484,915	1,128,067

INCOME FROM OPERATIONS	26,501,179	13,240,567	10,107,576

OTHER INCOME (EXPENSES)	1,297,203
Other income	166,970	12,838	87,657
Interest income	5,798	3,030	3,458
Interest expense	(479,133)	(703,500)	(1,393,130)
Fees to guarantor of short term loans	(67,719)	(180,827)	(342,626)
Other expenses	(1,479)	(27,166)	(20,965)
Total Other Expenses, net	(375,563)	(895,625)	(1,665,606)
INCOME FROM OPERATIONS BEFORE TAXES	26,125,616	12,344,942	8,441,970
PROVISION FOR INCOME TAXES	(7,084,930)	(3,220,439)	(2,090,556)
NET INCOME	$19,040,686	$9,124,503	6,351,414
Less: net income attribute to the noncontrolling interest	(877,067)	(462,920)	(264,867)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,163,619	$8,661,583	6,086,547
OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	2,304,787	75,531	1,461,217
Less: foreign currency translation gains attributable to noncontrolling interest	(51,215)	(1,135)	(9,656)
Foreign currency translation gains attributable to common stockholders	2,253,572	74,396	1,451,561
COMPREHENSIVE INCOME	$20,417,191	$8,735,979	$7,538,109
Earnings per share
Basic	$0.43	0.26	$0.18
Diluted	$0.41	0.26	$0.18
Weighted average number of shares
Basic	41,948,406	33,294,089	33,104,234
Diluted	44,054,736	33,302,839	33,104,234

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Net Sales

Net sales for the year ended December 31, 2010 increased to $523 million, an increase of $272.6 million, or 108.8%, from net sales of $250.4 million for the year ended December 31, 2009. The increase in net sales was primarily driven by the increased amount of products sold as well as by the increase in the price of gold. Of the $272.6 million increase, approximately $160 million was attributable to increases in production and approximately $112.6 million was attributable to the increase in the price of gold.

The increase in revenue was mainly attributable to the following factors: (1) during the year ended December 31, 2009, we were privately held until December 23rd, when we were listed on the OTCBB, had relatively lower brand name recognition as compare to our current level of brand recognition, and our market coverage was smaller than it currently is - contrastingly, during the year ended December 31, 2010, we became a public company listed on the NASDAQ, and experienced greater brand recognition, which, in turn, helped us to enhance our market coverage and attract more customers; (2) our increased working capital allowed us to take advantage of the increase in demand for the items that we manufacture; (3) we expanded our business operations into additional geographic areas which, in turn, broadened sales opportunities, thus allowing us to gain market share by securing relationships with major regional jewelry wholesalers and distributors, such as Shenzhen Jinbeishun Jewerly, Shenzhen Xifulai Jewelry, Guiyang Aihenxing Jewelry, Shenyang Xinglong Jewelry, Fuzhou Xingfulong Jewelry, Hangzhou Junhao Jewelry.

Net sales for the year ended December 31, 2009 increased to $250.5 million, an increase of $140.7 million, or 128%, from net sales of $109.8 million for the year ended December 31, 2008. The increase in net sales was mainly driven by the increased amount of products sold. Of the $140.7 million increase, approximately $133 million was attributable to increases in production and approximately $7.7 million was attributable to the increase in the price of gold.

The increase in revenue was mainly attributable to the following factors: (1) our increased working capital has allowed us to take advantage of the increase in demand for the items that we manufacture; (2) in 2009, we significantly expanded our customer bases, particularly by securing contracts with regional wholesalers and distributors such as Qianjin Jewelry Co., Ltd from Guizhou Province, Kaihen Jewelry Co., Ltd from Jiangxi Province and Jincui Jewelry from Henan Province. As a result, we dramatically increased our Branded Production (i.e. we purchase gold only once customers have placed an order and put down a down payment); and (3) in 2009, we started expanding into new product lines in Chinese ornament market.

Cost of sales

Cost of sales for the year ended December 31, 2010 increased to $491.8 million, an increase of $257.1 million, or 109.5% from $234.7 million for the same period in 2009. The increase was primarily attributable to the increased price of gold and the increased amount of gold required to fulfill our increased sales volume for the year ended December 31, 2010. Of the $257.1 million increase, the increased cost due to increased gold price was approximately $70.4 million, and the increased cost due to increased amount of gold purchased for expanded production was approximately  $186.7 million during for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Cost of sales for the year ended December 31, 2009 increased to $234.7 million, an increase of $136.2 million, or 138.2%, from $98.5 million for the same period in 2008. The increase was primarily due to the increased amount of gold required to fulfill our increased sales volume for the year ended December 31, 2009. Of the $136.2 million increase, the increased cost attributable to the increased amount of gold purchased for production was $130.2 million and the increased cost due to increased gold price was $6 million.

Gross profit

Gross profit for the year ended December 31, 2010 increased to $31.2 million, an increase of $15.5 million, or 98.4%, from $15.7 million for the same period in 2009. The increase in our gross profit was primarily due to the increase in sales volume. Gross margin for the year ended December 31, 2010 was 6.0%, compared to 6.3% for the same period in 2009. The impact on gross margin was primarily due to a slight shift toward Branded Production (where we purchase the gold, and thus the cost of gold is accounted for in the calculation of revenue) versus Customized Production (where clients supply gold and we processes it, and thus the cost of gold is not a part of revenue) as a percentage of our aggregate production. In 2010, Branded Production made up approximately 55.5% (14.23 metric tons) of our total production, and Customized Production accounted for approximately 44.5% (11.5 metric tons). Contrastingly, in 2009 Branded Production made up approximately 55% (8.43 metric tons) of our total production, and Customized Production accounted for approximately 45% (6.9 metric tons).

Gross profit for the year ended December 31, 2009 increased to $15.7 million, an increase of $4.5 million, or 40%, from $11.2 million for the same period in 2008. The gross margin for the year ended December 31, 2009 was 6.3%, compared to 10.2% for the same period in 2008. The decrease in the gross margin for the year ended December 31, 2009 as compared to the same period in 2008 was primarily due to the production shift from Customized to Branded Production. Branded Production increased to 8.43 tons in 2009 from 3.1 tons in 2008 with an increase of  172%. Customized Production  decreased to 6.9 tons in 2009 from 11.2 tons in 2008 with drop of  38%.

Expenses

For the Year Ended December 31, 2010. Total operating expenses for the year ended December 31, 2010 were $4.7 million, an increase of $2.21 million or 88.95%, from $2.48 million for the same period in 2009. The increase in operating expenses during the 2010 period was primarily due to increased sales and administration expenses of $1.8 million as a result of expanded business (including $1.1 million additional expenses paid for professional fees for listing on NASDAQ and preparing S1 filing for public offering) and $0.4 million more stock compensation expenses due to stocks issued to a third party consultant.

Interest expenses were $0.48 million for the year ended December 31, 2010, a decrease of $0.22 million or 31.9%, from $0.7 million for same period in 2009. The decrease in interest expense was primarily a result of a decrease of the average loan balance as we paid off $3 million loans from Xinye Bank.

Our provision for income tax expense was $7.08 million for the year ended December 31, 2010, an increase of $3.86 million, or 120%, from $3.22 million for the same period in 2009. The increase was primarily due to our increased income from operations.

Other comprehensive income attributable to common stockholders was approximately $2.25 million for the year ended December 31, 2010, an increase of $2.18 million from $0.07 million for the year ended December 31, 2009 mainly due to foreign currency translation gains in 2010. In 2010, the RMB appreciated against the Dollar, while, in 2009, the RMB/USD exchange rate was stable.

For the Year Ended December 31, 2009. Operating expenses for the year ended December 31, 2009 were approximately $2.48 million, an increase of $1.36 million or 120.3%, from $1.13 million for the same period in 2008. The increase in operating expenses was primarily due to an increase of $0.9 million of expenses related to our expanded production, $0.4 million stock compensation expense and increased expense of $0.2 million related to our going public in the OTCBB market.

Interest expenses were approximately $0.7 million for the year ended December 31, 2009, a decrease of $0.7 million or 49.5%, from $1.4 million for same period in 2008. The decrease in interest expense was primarily a result of our decrease in short term bank financing from $14.15 million to $8.78 million in 2009.

Provision for income tax expense was approximately $3.2 million for the year ended December 31, 2009, an increase of $1.1 million, or 54%, from approximately $2.1 million for the same period in 2008. The increase was primarily due to our increased income from operations during 2009.

Other comprehensive income attributable to common stockholders was approximately $0.07 million for the year ended December 31, 2009, a decrease of $1.38 million, from $1.45 million for the year ended December 31, 2008 mainly due to foreign currency translation gains in 2008. In 2008, the RMB appreciated significantly against the Dollar, while, in 2009, the RMB/USD exchange rate was stable.

Net Income

Net income attributable to common stockholders increased to $18.16 million for the year ended December 31, 2010 from $8.66 million for the same period in 2009, an increase of $9.5 million, or 109.7% as result of the matters described above.

Net income attributable to common stockholders increased to $8.66 million for the year ended December 31, 2009 from $6.1 million for the year ended December 31, 2008, an increase of $2.6 million, or 42.3% as result of the matters described above.

Cash Flow

Net cash provided by (used in) operating activities.

Net cash provided by operating activities was $2.4 million for the year ended December 31, 2010, compared to net cash used in operating activities of $2.0 million for the same period in 2009. This decrease was primarily because: (1) as compared to our inventory balance as of December 31, 2009, our inventory increased by $15.1 million over the twelve months ending December 31, 2010 due primarily to our enlarged demand at the year-end of 2010; (2) an increase of $9.92 million in net income as we significantly expanded our business in 2010; and (3) a value added tax recoverable, or tax credit, of $5.8 million at the end of 2009. The tax credit was attributable to the fact that the Shanghai Gold Exchange, which in December 2009 had withheld a VAT Tax equal to 17% of the value of the gold that we purchased from the Exchange, did not send our VAT Tax recovery paperwork until 2010. Accordingly, on December 31, 2009, the Tax Bureau issued us a $5.8 million VAT Tax credit.

Net cash used in operating activities was $2.0 million for the year ended December 31, 2009, compared to net cash used in operating activities of $1.9 million for the same period in 2008. The increase of $0.14 million was primarily a result of a decrease of $7.1 million in inventory, which was mainly offset by a $5.8 million one-time increase in value added tax recoverable at the end of 2009 due to late invoicing from the Shanghai Gold Exchange.

Analysis and Expectations. Our net cash from operating activities can fluctuate significantly due to changes in our inventories. Other factors that may vary significantly include our accounts payable, purchases of gold and income taxes. Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and the other factors described above change with increased production and the purchase of larger quantities of raw materials. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we continue to expand. Although we expect that net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular accounting period.

Net cash provided by (used in) investing activities.

Net cash used in investing activities amounted to $31,861 for the year ended December 31, 2010, compared to net cash used in investing activities of $26,428 for the year ended December 31, 2009.

Net cash used in investing activities amounted to $26,428 for the year ended December 31, 2009, compared to net cash used in investing activities of $483,208 for the year ended December 31, 2008. Net cash used in investing activities decreased by approximately $456,780 in 2009 primarily due to a decrease in the purchase of property and equipment, as the Company had acquired sufficient property and equipment for production in 2008.

Analysis and Expectations. Our net cash used in investing activities did not fluctuate significantly in the comparable periods. We do not expect that cash used in investing activities will increase significantly in the short term future as we have invested sufficiently in property and equipment and we expect our current production capacity will also be sufficient to meet our growing production need in the near future. However, we might purchase some small working tools in connection with increased hiring for our as a result of production expansion.

Net cash provided by (used in) financing activities.

Net cash used in financing activities was $1.48 million for the year ended December 31, 2010, compared to net cash provided by financing activities of $9.7 million for the year ended December 31, 2009. The change reflects our repayment of bank loans and the release of a bank loan guarantee, as well as new capital contributions from three institutional investors and one individual investor in September 2009.

Net cash provided by financing activities was $9.7 million for the year ended December 31, 2009, compared to net cash used in financing activities of $2.7 million for the year ended December 31, 2008. The increase of $12.4 million was primarily a result of an increase in restricted cash, net proceeds from investors and contribution from stockholders. In 2009, the Company reduced its loans following the $4.5 million private placement on December 23, 2009. As a result, the Company was able to free up $1.23 million in restricted cash which was previously held as a loan guarantee.

Analysis and Expectations. We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production.

Foreign Currency Translations

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our PRC operating subsidiary, Vogue-Show, and our functional currency is the Renminbi (“RMB”). Foreign currency transactions during the year are translated to the RMB at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies on the balance sheet are translated at the approximate rates of exchange at the respective balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time that the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All gains and losses attributable to foreign currency exchange are recorded within equity.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

Balance sheet items, except for share capital, additional paid-in capital and retained earnings, as of year end	$1=RMB 6.60231	$1=RMB 6.8372	$1=RMB 6.8542
Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.76816	$1=RMB 6.84088	$1=RMB 6.96225

Total translation gain recorded for the years ended December 31, 2010, 2009 and 2008 was $2,304,787; $75,531 and $1,461,217, respectively.

No representation is made that RMB amounts have been, or could be, converted into U.S. dollars at the above rates or at all. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB can be converted into U.S. dollars at the above conversion rate, or any other rate.

The value of RMB against U.S. dollar and other currencies may fluctuate, and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect our financial condition in terms of U.S. dollar reporting.

Liquidity and Capital Resources

At the year-end of December 31, 2010, we had $9.15 million in cash and cash equivalents. We have historically financed our operations with cash flow generated from operations, as well as through bank loans with a term of one year. At the year-end of December 31, 2010, we had outstanding short-term loans from Shanghai Pudong Development Bank in an aggregate amount of $6.06 million with an interest rate of 5.5755% due in May 2011. Our loans are secured by buildings, plant and machinery and/or guaranteed by non-affiliates. The amounts outstanding under these bank loans are presented in our financial statements as “short term loans.” For additional information, see Note 8 to our consolidated financial statements contained in this annual report.

In China, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure that our business will generate sufficient cash flow from operations to repay these borrowing or that additional debt or equity financing will be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

On January 20, 2011, we closed the sale of 7,200,000 shares of our common stock at a price of $3.19 per share. In connection with this offering, we received aggregate net proceeds of approximately $20.1 million after deducting underwriting discounts and commissions and offering expenses. As outlined in the section titled “Recent Offering; Use of Proceeds” on page 30 of this Annual Report, we plan to use approximately $18.3 million of the proceeds on the purchase of 24 Karat gold bars, the recruitment and training of new employees, the purchase of new equipment, the improvement of our existing security and the implementation of a marketing campaign, and the remaining $1.8 million for working capital and other general corporate purposes. The amounts and timing of our actual expenditures will depend on numerous factors, including the status of our sales and marketing activities, the amount of cash generated or used by our operations. We may also use portions of the proceeds for other purposes, such as expanding our current business through acquisition of other complimentary businesses, products or technologies. However, we have not entered into any negotiations, agreements or commitments with respect to any such acquisitions at this time. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering, and investors will be relying on the judgment of our management regarding the application of these proceeds. Pending these uses, the proceeds have been deposited in commercial bank accounts in the jurisdictions in which we operate.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Recent Accounting Pronouncements

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. We do not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In January 2010, FASB amended ASC 820 Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have determined the adoption of this rule does not have a material impact on its financial statements.

In January 2010, FASB amended Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We do not expect the adoption of this rule to have a material impact on its financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Given that substantially all of our revenues are generated in Chinese RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past three years, RMB has appreciated 9.5% against the USD (from 1 USD = 7.2946 RMB on January 1st, 2008 to 1 USD = 6.6023 RMB on December 31st, 2010). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

Along these lines, the income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Interest Rate Risk

Our notes payable to banks for short-term borrowings as of December 31, 2010 and 2009 were approximately $6.1 million, and $8.8 million, respectively. Interest expense paid for the years ended December 31, 2010, 2009 and 2008 were $ 479,133, $703,500 and $1,393,130, respectively, and fees paid to a third party guarantor for the years ended December 31, 2010, 2009 and 2008 were $67,719, $180,827 and $342,626, respectively.

At December 31, 2010, our weighted average interest rate was 5.5755%. We currently have no interest rate hedge positions in place to reduce our exposure to interest rates.

Commodity Price Risk

Most of our sales are of products that include gold, precious metals and other commodities, and fluctuations in the availability and pricing of commodities would adversely impact our ability to obtain and make products at favorable prices. The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. In the past, we have not hedged our requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing, although we may do so in the future. A significant increase in the price of gold could increase our production costs beyond the amount that we are able to pass on to our customers, which would adversely affect our sales and profitability. A significant disruption in our supply of gold, or other commodities could decrease our production and shipping levels, materially increase our operating costs and materially and adversely affect our profit margins. Shortages of gold, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. Although we generally attempt to pass increased commodity prices to our customers, there may be circumstances in which we are not able to do so. In addition, if we were to experience a significant or prolonged shortage of gold, we would be unable to meet our production schedules and to ship products to our customers in a timely manner, which would adversely affect our sales, margins and customer relations. Furthermore, the value of our inventory may be affected by commodity prices. We record the value of our inventory using the weighted average method. As a result, decreases in the market value of precious metals such as gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value of our inventory.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules (Item 15(a)(2))

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Under Section 404 of the Sarbanes-Oxley Act of 2002, to which we became subject to for the first time with respect to this Annual Report on Form 10-K, our management team is required to evaluate our internal control over financial reporting. During our review of our financial statements and results for the year ended December 31, 2010, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified an internal control matter that rose to the level of a material weakness. Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2010.  This weakness is discussed below under the section titled “Management’s Report on Internal Control Over Financial Reporting.”

Given this weakness, our management team has taken additional steps to ensure the reliability of our financial reporting.  These steps have included an internal review that ultimately led us to restate our third quarter 2010 financials, additional Audit Committee review, various efforts to remediate the material weakness in our internal control over financial reporting, the consultation of an external internal control consultant and the performance of additional procedures by management with respect to the financial statements contained in this report.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.  Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

During our review of our financial statements and results for the year ended December 31, 2010, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  As a result of that assessment, we identified the following internal control over financial reporting matter that rises to the level of a material weakness:

•
We did not maintain effective controls over the identification, recording, independent review and oversight of non routine transactions and accounting estimates, and the evaluation of the application of generally accepted accounting principles relating to complex accounting matters.

In addition, management, under the supervision, and with the participation of our Chief Executive Officer and Chief Financial Officer, identified various control deficiencies that it believes do not rise to the level of a material weakness.  Our independent registered public accounting firm, Friedman LLC, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their attestation report below.

Remediation Plan

We plan to devote significant resources to remediating and improving our internal controls, including hiring additional accounting and internal control consultants, internal audit and finance staff, upgrading our systems, and implementing more rigorous financial and management controls related to financial reporting, journal entry approval, supporting documentation and account reconciliation. As part of this process, we have amended and restated our third quarter 2010 financials to reflect solely a non-cash stock compensation expense resulting from the issuance of 100,000 shares of restricted common stock in December 2010 pursuant to the terms of a pre-existing consulting contract. In connection with this adjustment, we engaged a third party valuation firm to assist us in properly valuing the compensation expense. See Note 19 on page 70 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kingold Jewelry, Inc.

We have audited Kingold Jewelry, Inc. (the “Company”)’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment as of December 31, 2010:

•
The Company did not maintain effective controls over the identification, recording, independent review and oversight of all significant and non routine transactions and accounting estimates, and the evaluation of the application of generally accepted accounting principles relating to complex accounting matters. As a result, the Company plans to amend and restate its third quarter 2010 financials to reflect solely a non-cash stock compensation expense resulting from the issuance of 100,000 shares of restricted common stock in December 2010 pursuant to the terms of a pre-existing consulting contract.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements for the year ended December 31, 2010, and our report dated March 31, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Friedman LLP

Marlton, New Jersey
March 31, 2011

Changes in Internal Controls

There were no changes to our internal control over financial reporting in the year ended December 31, 2010 that materially affected, or are reasonably likely to materiallly affect our internal control over financial reporting. The discussion above under “Remediation Plan” includes descriptions of the material planned changes to our internal control over financial reporting that are reasonably likely to materially affect our company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       a)      Directors of the Registrant.
Information with respect to our Directors is set forth under the heading “Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

       b)      Executive Officers of the Registrant.

Information with respect to our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

       c)      Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

       d)      Identification of the Audit Committee.

Information concerning our audit committee is set forth under the heading “Committees of the Board” in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

       e)      Audit Committee Financial Expert.

Information concerning our audit committee financial expert is set forth under the heading “Committees of the Board” in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

       f)      Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to our Board of Directors is set forth under the heading “Corporate Governance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

       g)      Code of Ethics for Chief Executive Officer and Senior Financial Officers.
We have adopted a Code of Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics was filed with the US Securities and Exchange Commission on October 29, 2010, on our Registration Statement on Form S-1, as amended, and is incorporated herein by reference. Any amendments to the Code of Ethics or any grant of a waiver from the provisions of the Code of Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on our website.

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in our Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-K and 10-Q for the fiscal year ended December 31, 2010 were $253,071 as compared to $84,000 for the fiscal year ended December 31, 2009.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended December 31, 2010 or 2009.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended December 31, 2010, 2009 or 2008.

All Other Fees

Our independent registered public accounting firms did not perform any other services for us during the fiscal years ended December 31, 2010, 2009 or 2008.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 Financial Statements and Financial Statement Schedules

 (1) Financial Statements:

 Financial statements are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
2.1
Reverse Acquisition Agreement dated September 29, 2009 by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009)

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)
3.2
Amendment to Certificate of Incorporation of Registrant dated September 29, 1995 (Incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)

3.3
Amendment to Certificate of Incorporation of Registrant dated October 12, 1995 (Incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)

3.4
Amendment to Certificate of Incorporation of Registrant dated January 21, 1999 (Incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)

3.5
Amendment to Certificate of Incorporation of Registrant dated April 7, 2000 (Incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000)

3.6
Amendment to Certificate of Incorporation of Registrant dated December 18, 2010 (Incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

3.7
Amendment to Certificate of Incorporation of Registrant dated June 8, 2010 (Incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

3.8	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010)
4.1	Form of Common Stock Certificate of Registrant (Incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)
4.2
Warrant to purchase 674,699 shares of the Registrant’s Common Stock issued to Whitebox Combined Partners, LP, dated December 22, 2009 (Incorporated by reference to Exhibit 4.2 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.3
Warrant to purchase 128,514 shares of the Registrant’s Common Stock issued to Whitebox Intermarket Partners, LP, dated December 22, 2009 (Incorporated by reference to Exhibit 4.3 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.4
Warrant to purchase 461,847 shares of the Registrant’s Common Stock issued to Wallington Investment Holding Ltd, dated December 22, 2009 (Incorporated by reference to Exhibit 4.4 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.5
Warrant to purchase 200,803 shares of the Registrant’s Common Stock issued to Parkland Ltd., dated December 22, 2009 (Incorporated by reference to Exhibit 4.5 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.6
Warrant to purchase 200,803 shares of the Registrant’s Common Stock issued to Jayhawk Private Equity Fund II, LP, dated December 22, 2009 (Incorporated by reference to Exhibit 4.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.7
Warrant to purchase 100,402 shares of the Registrant’s Common Stock issued to Trillion Growth China Limited Partnership, dated December 22, 2009 (Incorporated by reference to Exhibit 4.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.8
Warrant to purchase 100,402 shares of the Registrant’s Common Stock issued to Great Places LLC, dated December 22, 2009 (Incorporated by reference to Exhibit 4.8 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.9
Warrant to purchase 30,120 shares of the Registrant’s Common Stock issued to Donald Rosenfeld, dated December 22, 2009 (Incorporated by reference to Exhibit 4.9 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.10
Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Jay T. Snyder, dated December 22, 2009 (Incorporated by reference to Exhibit 4.10 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.11
Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Beryl Snyder, dated December 22, 2009 (Incorporated by reference to Exhibit 4.11 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.12
Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Randall Cox, dated December 22, 2009 (Incorporated by reference to Exhibit 4.12 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.13
Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Silicon Prairie Partners, dated December 22, 2009 (Incorporated by reference to Exhibit 4.13 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.14
Warrant to purchase 10,040 shares of the Registrant’s Common Stock issued to Michael Harris, dated December 22, 2009 (Incorporated by reference to Exhibit 4.14 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.15
Warrant to purchase 60,240 shares of the Registrant’s Common Stock issued to Bo Bai, dated December 22, 2009 (Incorporated by reference to Exhibit 4.15 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.16
Warrant to purchase 1,684,789 shares of the Registrant’s Common Stock issued to Michael Gardner, dated December 22, 2009 (Incorporated by reference to Exhibit 4.16 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.17
Warrant to purchase 850,000 shares of the Registrant’s Common Stock issued to Sienna Holdings Limited, dated December 22, 2009 (Incorporated by reference to Exhibit 4.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.18
Warrant to purchase 112,500 shares of the Registrant’s Common Stock issued to Paul Goodman, dated December 22, 2009 (Incorporated by reference to Exhibit 4.18 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.19
Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to Lynda Gardner, dated December 22, 2009 (Incorporated by reference to Exhibit 4.19 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.20
Warrant to purchase 50,000 shares of the Registrant’s Common Stock issued to James Fuller, dated December 22, 2009 (Incorporated by reference to Exhibit 4.20 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.21
Warrant to purchase 62,500 shares of the Registrant’s Common Stock issued to James Lanshe, dated December 22, 2009 (Incorporated by reference to Exhibit 4.21 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.22
Warrant to purchase 25,000 shares of the Registrant’s Common Stock issued to Mary Baker, dated December 22, 2009 (Incorporated by reference to Exhibit 4.22 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.23
Warrant to purchase 25,000 shares of the Registrant’s Common Stock issued to Alan Ritter, dated December 22, 2009 (Incorporated by reference to Exhibit 4.23 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.24
Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to David Jaroslawicz, dated December 22, 2009 (Incorporated by reference to Exhibit 4.24 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.25
Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to JP Huang, dated December 22, 2009 (Incorporated by reference to Exhibit 4.25 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.26
Warrant to purchase 200,000 shares of the Registrant’s Common Stock issued to Michael Gardner, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.26 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.27
Warrant to purchase 750,000 shares of the Registrant’s Common Stock issued to Michael Gardner, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.27 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.28
Warrant to purchase 125,000 shares of the Registrant’s Common Stock issued to Daryl Cramer, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.28 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.29
Warrant to purchase 125,000 shares of the Registrant’s Common Stock issued to Michael Harris, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.29 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.30
Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to Paul Goodman, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.30 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

4.31
Warrant to purchase 250,000 shares of the Registrant’s Common Stock issued to Paul Goodman dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.31 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

10.1
Securities Purchase Agreement dated December 23, 2009 by and between the Registrant and Investors (Incorporated by reference to Exhibit 10.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)

10.2
Registration Rights Agreement dated December 23, 2009 by and between the Registrant and Investors (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission December 28, 2009)

10.3
Amendment to Registration Rights Agreement dated as of December 23, 2009, and amended as of April 15, 2010, by and between the Registrant and Investors (Incorporated by reference to Exhibit 10.3 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)

10.4
Consulting Agreement dated April 7, 2010 between the Registrant and Baytree Capital Associates, LLC, as amended (Incorporated by reference to Exhibit 10.4 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

10.5
Make Good Escrow Agreement dated December 23, 2009 by and between Famous Grow Holdings Limited, Zhihong Jia and Bin Zhao (Incorporated by reference to Exhibit 10.5 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)

10.6
Exclusive Management Consulting and Technical Support Agreement dated June 30, 2009 by and between Vogue-Show and Wuhan Kingold (Incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)

10.7
Shareholders’ Voting Proxy Agreement dated June 30, 2009 by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)

10.8
Purchase Option Agreement dated June 30, 2009 by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 8, 2010)

10.9
Pledge of Equity Agreement dated June 30, 2009 by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)

10.10
Employment Agreement dated April 1, 2010, and amended January 7, 2011 between the Registrant and Bin Liu (Incorporated by reference to Exhibit 10.10 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)

10.11
Amended and Restated Call Option Agreement dated December 17, 2009 by and between Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (Incorporated by reference to Exhibit 10.11 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

10.12
Loan Agreement (English translation) dated December 14, 2009 between Wuhan Kingold and Xinye Bank (Incorporated by reference to Exhibit 10.12 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010)

10.13
Loan Agreement (English translation) dated May 6, 2010 between Wuhan Kingold and Shanghai Pudong Development Bank (Incorporated by reference to Exhibit 10.13 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010)

10.14
Loan Agreement (English translation) dated May 11, 2010 between Wuhan Kingold and Shanghai Pudong Development Bank (Incorporated by reference to Exhibit 10.14 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010)

10.15
Loan Agreement (English translation) dated May 17, 2010 between Wuhan Kingold and Shanghai Pudong Development Bank (Incorporated by reference to Exhibit 10.15 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010)

10.16
Lease Agreement (English translation) dated February 1, 2009 Wuhan Kingold and Vogue Show (Incorporated by reference to Exhibit 10.16 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010)

10.17	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
10.18
Employment Agreement dated November 18, 2010 between Registrant and Zhihong Jia (Incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010)

10.19
Employment Agreement dated April 1, 2008 and amended October 28, 2010 between Wuhan Kingold and Bin Zhao (Incorporated by reference to Exhibit 10.19 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010)

10.20
Acknowledgement Letter dated October 29, 2010 between Zhihong Jia and Bin Zhao (Incorporated by reference to Exhibit 10.20 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herein

 Kingold’s Annual Report on Form 10-K for the year ended December 31, 2010, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Accounting Officer)	March 31, 2011
Bin Liu

/s/ Bin Zhao	General Manager and Director	March 31, 2011
Bin Zhao

/s/ Zhang Bin Nan	Director	March 31, 2011
Zhang Bin Nan

/s/ Xu Hai Xiao	Director	March 31, 2011
Xu Hai Xiao

/s/ H. David Sherman.	Director	March 31, 2011
H. David Sherman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kingold Jewelry, Inc.

We have audited the accompanying consolidated balance sheets of Kingold Jewelry, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Kingold Jewelry, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position ofKingold Jewelry, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kingold Jewelry, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2011 expressed an adverse opinion on Kingold Jewelry, Inc.’s internal control over financial reporting.

/s/ Friedman LLP

Marlton, New Jersey
March 31, 2011

KINGOLD JEWELRY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,151,536	$7,964,120
Restricted cash	-	1,462,587
Accounts receivable	1,165,760	485,399
Inventories	55,426,830	31,756,009
Other current assets and prepaid expenses	72,215	101,189
Deferred offering costs	666,364	-
Value added tax recoverable	3,853,647	5,792,014
Total Current Assets	70,336,352	47,561,318

PROPERTY AND EQUIPMENT, NET	13,332,416	14,126,950

OTHER ASSETS
Other assets	146,222	141,198
Intangible assets, net	503,824	497,572
Total other assets	650,046	638,770
TOTAL ASSETS	$84,318,814	$62,327,038

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$6,058,486	$8,775,522
Other payables and accrued expenses	1,715,431	368,196
Income tax payable	2,185,112	1,347,295
Other taxes payable	545,221	192,415
Total Current Liabilities	10,504,250	10,683,428

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2010 and 2009	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 42,531,994 and 41,766,404 shares issued and outstanding as of December 31, 2010 and 2009	42,532	41,766
Additional paid-in capital	31,901,832	31,077,118
Retained earnings
Unappropriated	33,744,244	15,669,257
Appropriated	967,543	878,911
Accumulated other comprehensive income	5,409,876	3,156,305
Total Stockholders' Equity	72,066,027	50,823,356
Noncontrolling interest	1,748,536	820,254
Total Equity	73,814,563	51,643,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,318,813	$62,327,038

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY INC.
CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
(IN US DOLLARS)

	For the Years ended December 31,
	2010	2009	2008

NET SALES	$523,007,255	$250,450,650	$109,782,936

COST OF SALES
Cost of sales	(490,638,666)	(233,613,179)	(97,472,140)
Depreciation	(1,172,552)	(1,111,989)	(1,075,153)
Total cost of sales	(491,811,218)	(234,725,168)	(98,547,293)

GROSS PROFIT	31,196,037	15,725,482	11,235,643

OPERATING EXPENSES
Selling, general and administrative expenses	3,733,557	1,934,089	1,015,324
Stock compensation expenses	825,480	415,001	-
Depreciation	124,651	124,774	101,884
Amortization	11,170	11,051	10,859
Total Operating Expenses	4,694,858	2,484,915	1,128,067

INCOME FROM OPERATIONS	26,501,179	13,240,567	10,107,576

OTHER INCOME (EXPENSES)	1,297,203
Other income	166,970	12,838	87,657
Interest income	5,798	3,030	3,458
Interest expense	(479,133)	(703,500)	(1,393,130)
Fees to guarantor of short term loans	(67,719)	(180,827)	(342,626)
Other expenses	(1,479)	(27,166)	(20,965)
Total Other Expenses, net	(375,563)	(895,625)	(1,665,606)

INCOME FROM OPERATIONS BEFORE TAXES	26,125,616	12,344,942	8,441,970

PROVISION FOR INCOME TAXES	(7,084,930)	(3,220,439)	(2,090,556)

NET INCOME	$19,040,686	$9,124,503	6,351,414
Less: net income attribute to the noncontrolling interest	(877,067)	(462,920)	(264,867)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,163,619	$8,661,583	6,086,547

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	2,304,787	75,531	1,461,217
Less: foreign currency translation gains attributable to noncontrolling interest	(51,215)	(1,135)	(9,656)
Foreign currency translation gains attributable to common stockholders	2,253,572	74,396	1,451,561

COMPREHENSIVE INCOME	$20,417,191	$8,735,979	$7,538,109

Earnings per share
Basic	$0.43	0.26	$0.18
Diluted	$0.41	0.26	$0.18
Weighted average number of shares
Basic	41,948,406	33,294,089	33,104,234
Diluted	44,054,736	33,302,839	33,104,234

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY INC.
 CONSOLIDATED STATEMENTS OF  CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(IN US DOLLARS)

	Preferred stock		Common stock		Additional	Warrants		Unappropriated	Appropriated	Accumulated other
	Par value		Par value		paid-in	Number of	Additional Paid in	retained	retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Warrants	Capital-warrant	earnings	earnings	gain	interest	Total

Balance at January 1, 2008	-	$-	33,104,234	$33,104	$16,740,191		$	$1,611,705	$188,332	$1,630,347	$81,677	$20,285,356

Contribution by stockholders			-	-	13,290			-	-	-		13,290

Net income for the year			-	-	-			6,086,547	-	-	264,867	6,351,414

Foreign currency translation gain			-	-	-			-	-	1,451,561	9,656	1,461,217

Transfer to statutory surplus reserve	-	-	-	-	-			(650,291)	650,291	-		-

Balance at December 31, 2008	-	$-	33,104,234	$33,104	$16,753,481	-	$-	$7,047,962	$838,623	$3,081,908	$356,199	$28,111,277

Acquistion of net asset from Activeworlds in the reverse merger			3,125,018	3,125	(1,122,297)	775,000	1,119,172	-	-	-		-

Shares issued for placement			5,120,484	5,120	4,526,362			-	-	-		4,531,482

Shares issued for services			416,668	417	414,584			-	-	-		415,001

Stock compensation expenses-escrow shares			-	-				-	-	-		-

Issuance of warrants related to private placement					(4,020,876)	2,560,241	4,020,876					-

Contribution by stockholders			-	-	9,385,816			-	-	-		9,385,816

Net income for the year			-	-	-			8,661,583	-	-	462,920	9,124,503

Foreign currency translation gain			-	-	-			-	-	74,396	1,135	75,531

Comprehensive income			-	-	-			-	-	-		9,200,034

Transfer to statutory surplus reserve			-	-	-			(40,288)	40,288	-		-

Balance at December 31, 2009	-	$-	41,766,404	$41,766	$25,937,070	3,335,241	$5,140,048	$15,669,257	$878,911	$3,156,305	$820,254	$51,643,610

Net income for the year								18,163,619			877,067	19,040,686

Shares issued for services			100,000	100	825,380			-	-	-		825,480

Warrant exercise			665,590	666	247,443	(750,402)	(248,109)					-

Foreign currency translation gain										2,253,571	51,215	2,304,787

Transfer to statutory surplus reserve								(88,632)	88,632			-

Balance at December 31, 2010	-	$-	42,531,994	$42,532	$27,009,893	2,584,839	$4,891,939	$33,744,244	$967,543	$5,409,876	$1,748,536	$73,814,563

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For the years ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,040,686	$9,124,503	$6,351,414
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,297,203	1,241,310	1,177,037
Amortization of intangible assets	11,170	11,051	10,859
Loss from disposal of fixed assets	-	4,251	-
Share based compensation	825,480	415,001	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(646,843)	619,212	878,415
Inventories	(21,988,671)	(6,828,159)	(13,921,790)
Other current assets and prepaid expenses	30,307	192,202	3,060,905
Deferred offering costs	(666,364)	-	-
Value added tax recoverable	2,091,880	(5,788,898)	-
Increase (decrease) in:
Accounts payable	-	-	-
Other payables and accrued expenses	1,328,329	38,225	(33,354)
Income tax payable	770,528	(141,014)	448,060
Other taxes payable	337,482	(16,925)	145,945
Value added tax payable	-	(911,152)	(13,693)
Net cash provided by (used in) operating activities	2,431,187	(2,040,394)	(1,896,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	-	2,924	-
Purchase of property and equipment	(31,861)	(29,352)	(483,208)
Net cash provided by (used in) investing activities	(31,861)	(26,428)	(483,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	1,477,506	1,236,488	(2,699,075)
Proceeds from bank loans	5,910,022	8,770,801	31,742,612
Repayments of bank loans	(8,865,033)	(14,179,462)	(31,742,612)
Net proceeds from stock issuance in private placement	-	4,531,482	-
Capital Contribution by stockholders	-	9,385,816	13,290
Net cash provided by (used in) financing activities	(1,477,505)	9,745,125	(2,685,785)

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	265,595	3,823	301,070

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,187,416	7,682,126	(4,764,125)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,964,120	281,994	5,046,119

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,151,536	$7,964,120	$281,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$479,106	$703,500	$1,393,130
Cash paid for income tax	$6,314,402	$3,361,453	$1,642,495

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold” or the “Company”), was incorporated in Delaware on September 5, 1995.

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

On June 30, 2009 and September 19, 2009, Wuhan Vogue-Show entered into a series of agreements and Amendment Agreement (collectively known as the Restructuring Agreements) with Wuhan Kingold and the shareholders of Wuhan Kingold pursuant to which Wuhan Vogue-Show assumed the management of the business activities of Wuhan Kingold and Wuhan Kingold agreed to pay 95.83% of its profits to Wuhan Vogue-Show. Through this arrangement, Wuhan Kingold became a 95.83% contractually controlled subsidiary of Wuhan Vogue-Show. Based on these contractual arrangements, the Company believes that Wuhan Kingold should be considered as a Variable Interest Entity (“VIE”) under FASB Codification Topic 810 (“ASC 810”), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51", because the equity investors in Wuhan Kingold do not have the characteristics of a controlling financial interest and Dragon Lead through Wuhan Vogue-Show is the primary beneficiary of Wuhan Kingold. Accordingly, Wuhan Kingold should be consolidated under ASC 810 and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

On September 29, 2009, Kingold entered into an Agreement and Plan of Reverse Acquisition (the “Agreement") with Wuhan Vogue-Show, Dragon Lead and stockholders of Dragon Lead. Pursuant to the Agreement, Kingold agreed to issue 33,104,234 new shares of common stock to the stockholders of Dragon Lead in exchange for 100% of common stock of Dragon Lead.

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

On December 23, 2009, the Agreement was consummated and 33,104,234 shares of common stock of Kingold were issued to the stockholders of Dragon Lead for 100% equity interest in Dragon Lead. Dragon Lead became a wholly owned subsidiary of the Company.

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

Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold are hereinafter collectively referred to as ("the Company").

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable and inventories. Actual results could differ from those estimates.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with banks and Shanghai Gold Exchange with a maturity of three months or less.

Restricted cash

The Company's financing facilities require a minimum cash deposit as security for borrowings outstanding under its demand financing facilities. The restricted cash amount is classified as a current asset in the balance sheets since the borrowings it secures are classified as current liabilities. As of December 31, 2010, the Company had no restricted cash, whereas as of December 31, 2009, it had a balance of $1,462,587. At the end of 2010, the Company paid off the $2.9 million loan from Xinye Bank, which requires $1.46 million cash deposit.

Accounts Receivables

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements' assessment of the credit history with the customers and current relationships with them. At December 31, 2010 and 2009, there was no allowance recorded as the Company considers all the account receivables fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. For the years ended December 31, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The estimated useful lives are as follows:

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimated Useful Life

Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5-10 years

Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets". In accordance with ASC Topic 360, indefinite -lived intangible assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. For the years ended December 31, 2010, 2009, and 2008 the Company has not recognized any allowances for impairment.

Fair value of financial instruments

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect managements’ own assumptions based on the best available information.

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

Sub-contracting fees

The Company also provides sub-contracting services to its customers based on a fixed-price contract. The Company recognizes services-based revenue from all its contracts when the services have been performed, the customers have approved the completion of services, invoices have been issued and collectability is deemed probable. The revenues from sub-contracting services only consist of approximately 2.1% of the total revenue recognized for the year ended December 31, 2010, compared to the 3% and 8% for the years ended December 31, 2009 and 2008, respectively.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January1, 2007, the Company adopted the provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes". ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740-10-25 has not resulted in any material impact on the Company's financial position or results.

The Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remain open for tax years 2007 and after. As of December 31, 2010, the tax year ended December 31, 2005 through December 31, 2010 for the Company’s PRC subsidiaries remain open for statutory examination by the PRC tax authorities.

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

	December 31,	December 31,	December 31,
	2010	2009	2008

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.60231	$1=RMB 6.8372	$1=RMB 6.8542
Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.76816	$1=RMB 6.84088	$1=RMB 6.96225

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

Stock-Based compensation

The Company adopted the provisions of ASC 718, “Compensation - Stock Compensation,” which establishes the accounting for non-employee stock-based awards. . Under the provisions of ASC 718, the fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services.  Fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is calculated and then reconciled as compensation expense over the requisite performance period.

Segments

The Company operates in only one segment; thereafter segment disclosure is not presented.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows

NOTE 3- ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2010 and 2009 are consisted of the following:

	As of December 31,
	2010	2009

Accounts receivable	$1,165,760	$485,399
Less: allowance for doubtful accounts	-	-

Accounts receivable, net	$1,165,760	$485,399

NOTE 4- INVENTORIES, NET

Inventories as of December 31, 2010 and 2009 are consisted of the following:

NOTE 4- INVENTORIES, NET (Continued)

	As of December 31,
	2010	2009

Raw materials	$16,480,224	$9,645,402
Work-in-progress	25,095,026	17,894,676
Finished goods	13,851,580	4,215,931
Less: provision for obsolescence	-
Total inventory	$55,426,830	$31,756,009

NOTE 5- PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2010 and 2009:

	For the year ended December 31,
	2010	2009
Buildings	$1,866,391	$1,881,339
Plant and machinery	17,948,927	17,325,868
Motor vehicles	39,927	38,555
Office and electric equipment	546,614	423,658
Subtotal	20,401,859	19,669,420
Less: accumulated depreciation	(7,069,443)	(5,542,470)

Property and equipment, net	$13,332,416	$14,126,950

Depreciation expenses for the years ended December 31, 2010, 2009 and 2008 were $1,297,203, $1,241,310 and $1,177,037, respectively.

NOTE 6-OTHER ASSETS

Other assets as of December 31, 2010, 2009 and 2008 consists of the Company’s investment in the membership certificates at Shanghai Diamond Exchange and Shanghai Gold Exchange, those certificates are transferable at the market. There is no impairment loss of these assets as of December 31, 2010 and 2009.

NOTE 7 –INTANGIBLE ASSETS, NET

Intangible assets December 31, 2010 and 2009 consist of land use rights and computer software program acquired. The Company has the right to use the land for fifty years and the right to use the software for five years and the Company amortizes the assets on a straight line basis over its terms from the acquisition date.

Net intangible assets at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Land use right	$572,527	$553,682
Software use right	13,329	12,890
	585,856	566,572
Less: accumulated amortization	(82,032)	(69,000)
	$503,824	$497,572

Amortization expense was $11,170, $11,051 and $10,859 for the year ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7 –INTANGIBLE ASSETS, NET (Continued)

Based upon current assumptions, the Company expects that its intangible assets will be amortized according to the following schedule:

As of December 31,
2011	11,170
2012	11,170
2013	11,170
2014	11,170
2015	11,170
Thereafter	447,974
$503,824

NOTE 8 –SHORT TERM LOANS

The Short term loans include the following:

	As of
	December 31,	December 31,
	2010	2009

a) Loan payable to Pufa bank, Jiangan branch	$6,058,486	$5,850,348

b) Loan payable to Xinye Bank, Hanzhengjie branch	-	2,925,174

Total short term loans	$6,058,486	$8,775,522

a) Loan payable to Pufa bank, Jiangan branch was originally one year term from May 2009 to May 2010 at the interest rate of 5.31% per year. The loan was paid off by the due date, and then, as customary in China, the principal was re-borrowed for another one year term from May 2010 to May 2011 at the interest rate of 5.5755% per year pursuant to a new note. This loan has been guaranteed by the buildings, plant and machinery of the Company.

b) Loan payable to Xinye bank, Hanzhengjie branch was one year term from December 2009 to December 2010 at the interest rate of 4.425% per year. This loan has been guaranteed by a non-related third party. This loan has been paid off by the due date.

The weighted average interest rate on short-term loans outstanding as of December 31, 2010, 2009 and 2008 are 5.5755%, 5.015% and 6.35%, respectively.

Interest expense for the years ended December 31, 2010, 2009 and 2008 was $ 479,133, $703,500 and $1,393,130, respectively. Fees paid to a third party guarantor in 2010, 2009 and 2008 were $67,719, $180,827 and $342,626, respectively.

NOTE 9 –INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold was incorporated in the United States and has incurred net operating loss for income tax purposes for 2010, 2009 and 2008. Kingold had loss carry forwards of approximately $2,281,044 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2010 was $775,555. The net change in the valuation allowance was an increase of $572,935.

Dragon Lead was incorporated in the BVI and under current laws of the BVI; income earned is not subject to income tax.

NOTE 9 –INCOME TAX (Continued)

Wuhan Vougue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the year 2010, 2009 and 2008.

The Company does not have any deferred tax assets or liabilities from its foreign operations.

Significant components of the income tax provision were as follows for the years ended December 31, 2010, 2009 and 2008:

	For the years ended
	December 31,
	2010	2009	2008
Current tax provision
Federal	$-	$-	$-
State	-	-	-
Foreign	7,084,930	3,220,439	2,090,556

	7,084,930	3,220,439	2,090,556

Deferred tax provision
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
	-	-	-

Income tax provision	$7,084,930	$3,220,439	$2,090,556

Income from continuing operations before income taxes were allocated between the United States and Foreign components for the years ended December 31, 2010, 2009 and 2008 as follows:

	For the years ended
	December 31,
	2010	2009	2008

United States	$(1,685,103)	$(595,941)	$-

Foreign	$27,810,719	$12,940,883	$8,441,970

	$26,125,616	$12,344,942	$8,441,970

NOTE 9 –INCOME TAX (Continued)

ASC 740-10 clarifies the accounting and reporting of income taxes recognized in the financial statements and provides how tax benefits may be recognized. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized in subsequent periods. On January 1, 2007, we adopted the provisions of this topic. As of December 31, 2010 and 2009 we had no unrecognized tax benefits.

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

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the years ended December 31, 2010, 2009 and 2008:

	For the year ended
	December 31,
	2010	2009	2008
US Statutory rate	34%	34%	34%
Foreign income not recognized in USA	(34)%	(34)%	(34)%
China income tax	25%	25%	25%
Non-dedcutible expenses	2%	1%	-
Effective tax rate	27%	26%	25%

NOTE 10 –EARNINGS PER SHARE

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

As of December 31, 2010, the Company had outstanding warrants to acquire 2,584,839 shares of common stock. The 2,459,839 warrants’ exercise price is $0.996, while the 125,000 warrants’ exercise price is $1.196. As of December 31, 2010, all the outstanding warrants were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The following table presents a reconciliation of basic and diluted net income per share:

NOTE 10 –EARNINGS PER SHARE (Continued)
	For the years Ended
	December 31,
	2010	2009	2008

Net income attributable to Common Stockholders	$18,163,619	$8,661,583	$6,086,547

Weighted average number of common shares outstanding - Basic	41,948,406	33,294,089	33,104,234
Effect of dilutive securities:
Unexercised warrants	2,106,330	8,750	-
Weighted average number of common shares outstanding - Diluted	44,054,736	33,302,839	33,104,234

Earnings per share-Basic	$0.43	$0.26	$0.18
Earnings per share-Diluted	$0.41	$0.26	$0.18

NOTE 11 - STOCKHOLDERS’ EQUITY

 (1) Issuance of Common Stock

In September 2010, 650,000 warrants (2008 warrants) were exercised at exercise price 1.196 and 576,669 shares were issued. Pursuant to the cashless exercise provision, an additional 73,331 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 650,000 warrants.

In November 2010, 100,402 warrants (2009 warrants) were exercised at exercise price 0.996 and 88,921 shares were issued. Pursuant to the cashless exercise provision, an additional 11,481 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 100,402 warrants.

In December 2010, the Company issued 100,000 shares to a related party for their professional service (Note 14 Related party transactions).

As of December 31, 2010, the Company has 42,531,994 shares of common stock issued and outstanding and warrants to purchase up to 2,584,839 shares of common stock.

(2) Appropriated retained earnings

The Company is required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to  50% of the entities' registered capital. The Company has a registered capital of RMB120 million (approximately $18 million). Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective company's registered capital.

The statutory reserve funds cannot be used to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

For the years ended December 31, 2010, 2009 and 2008, the Company appropriated $88,632, $40,288 and $650,291 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 12 – WARRANTS

In October, 2008, prior to the reverse merger, the Company issued warrants to the officers to purchase 775,000 shares of common stocks, the original exercise price was $0.32 per share,  exercisable within 5 years of the date of issue. As the result of the the reverse merger, the exercise price changed to $1.196 per share with all other terms the same.

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

In conjunction with the private placement during the reverse merger in December, 2009, warrants were issued to investor and placement agent to purchase total 2,560,241 shares of Common stock at an exercise price of $0.996 per share, exercisable within five years of the date of issue. No separate consideration was paid for such warrants. The exercise price of the warrant is subject to adjustments under certain circumstances and the warrants permit cashless exercise by the holders. This expense directly related to private placement is recorded as additional paid-in capital in the accompanying financial statements. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of common stock and warrants to the placement agent.  The warrants issued to the placement agent, qualify as permanent equity, the value of which warrants has created offsetting debit and credit entries to additional paid-in capital.

The warrants meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging” and “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 2.51% (no dividend yield) and expected term of five years. The fair value of those warrants at the grant date was calculated at $4,020,876.

In September 2010, 650,000 warrants (2008 warrants) were exercised at exercise price 1.196 and 576,669 shares were issued. Pursuant to the cashless exercise provision, an additional 73,331 were issued, surrendered and canceled to reflect the payment of the exercise price on the 650,000 warrants.

In November 2010, 100,402 warrants (2009 warrants) were exercised at exercise price 0.996 and 88,921 shares were issued. Pursuant to the cashless exercise provision, an additional 11,481 were issued, surrendered and canceled to reflect the payment of the exercise price on the 100,402 warrants.

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2010	3,335,241	1.04	4.77
Granted
Forfeited
Exercised	750,402
Outstanding, December 31, 2010	2,584,839	1.01	3.95

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Escrowed share arrangement

In accordance with the Securities Purchase Agreement, a majority stockholder of Dragon Lead, immediately following the closing of the  reverse acquisition, entered into a make good escrow agreement with the investors, pursuant to which a total of 1,895,609 of their beneficially owned shares of common stock were delivered to an escrow agent in order  to secure the Company's obligations under the Securities Purchase Agreement to deliver additional common  stock to the private placement investors in the event the Company fails to achieve certain after-PRC--tax net  income of Wuhan Kingold targets for fiscal years 2009, 2010 and 2011 ("Make Good Escrow Shares"). Those targets are 70% of RMB65 million, RMB100 million and RMB150 million in after-tax net income for the fiscal years ended December 31, 2009, 2010 and 2011, respectively. In the event the Company is not able to achieve the net income target, the Company is obligated to transfer 1,895,609 shares of common stock to the private placement investors on a pro-rata basis. Of the 33,104,234 shares of common stock issued in the Share Exchange, 1,895,609 have been deposited by the majority stockholder of Dragon Lead into escrow to secure these obligations.

As the  targets were met for fiscal year 2010 and 2009, the 631,869 escrowed shares was returned to stockholders for 2009, the second 631,870 escrowed shares will be returned to stockholders for 2010; the remaining shares 631,870 will be released in fiscal years 2011 if the target for fiscal year 2011 is also met.

NOTE 14- RELATED PARTY TRANSACTIONS

In April 2010, the Company signed a one and half year service Agreement with Baytree Captial, which is controlled by one of the shareholders of the Company. According to the service contract, the Company promised to issue 100,000 shares every six months over an 18 month period, for a total of 300,000 shares. In December 14, 2010, the first 100,000 shares were issued. The Company uses Level 3 method to measure the fair value of its common stock compensation. The fair value of this common stock compensation is based on the closing stock price on the date at which the counterparty’s performance is complete and also considers the Factor of Discount for lack of Marketability (“DLOM”).The most representative rate of the potential discount for lack of marketability under each performance complete date is based on the following assumptions:

As at December 31, 2010

Volatility	133%
Risk-free Rate	0.30%
Dividend Yield	0.00%
Term	0.8

Concluded Discount for
Lack of Marketability ("DLOM")	24%

As of December 31, 2010, the common stock compensation expense was $825,480.

NOTE 15- CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $9,107,491 and $3,582,196 as of December 31, 2010 and 2009, respectively. Cash balance held in BVI bank accounts to $37,057 and $4,381,924 as of December 31, 2010 and 2009, respectively.   As of December 31, 2010 and 2009, the Company held $6,988 and $0 of cash balances within the United States of which none was in excess of FDIC insurance limits.

During 2010, 2009 and 2008, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from companies located in the PRC.

The Company's principal raw material used during the year is gold which accounted for 98%, 95% and 76% of the Company's total purchases for the years ended December 31, 2010, 2009 and 2008, respectively. The Company purchased gold directly and solely from The Shanghai Gold Exchange ("SGE"), the largest gold trading platform in the PRC.

NOTE 16- NONCONTROLLING INTEREST

Noncontrolling interest represents the minority stockholders’ 4.17% proportionate share of the results of Wuhan Kingold.

NOTE 16- NONCONTROLLING INTEREST (Continued)

A reconciliation of noncontrolling interest as of December 31, 2010 and 2009 is as follows:

	As of December 31,
	2010	2009
Beginning Balance	$820,254	$356,199
Proportionate share of Net Income	877,067	462,920
Foreign currency translation gain	51,215	1,135
Ending Balance	$1,748,536	$820,254

NOTE 17- SUBSEQUENT EVENTS

On January 20, 2011, the Company closed the firm commitment underwritten public offering of 7,200,000 shares of common stock. The public offering price was $3.19 per share; the total amount was $22,968,000. Underwriting discounts, commissions and offering expenses was $2,823,745. Proceeds after financing related expenses were $20,144,255.

NOTE 18 - DISCLOSURE OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below list the quarterly financial information.

			September 30,
Year 2010	March 31,	June 30,	As previously reported	September 30, As restated	December 31,
Total Assets	66,352,132	71,962,531	79,517,765	79,517,765	84,318,814
Additional paid-in capital	31,035,352	31,077,118	31,076,541	31,746,981	31,901,832
Total Stockholders' Equity	54,830,170	59,520,283	65,643,561	65,643,561	72,066,027

Net Sales	60,512,328	107,843,982	169,706,497	169,706,497	184,944,448
Gross profit	6,019,403	6,999,242	8,637,128	8,637,128	9,540,264
Total operating expenses	(412,434)	(774,947)	(1,041,366)	(1,711,806)	(1,795,670)
Other income (expenses)	(132,029)	(131,148)	(121,300)	(121,300)	8,914
Net income	4,119,042	4,502,950	5,495,172	4,824,733	5,593,961
Net Income Attributable
To Common Stockholders	3,948,892	4,304,016	5,247,571	4,577,133	5,333,578

Earnings per share- basic	0.09	0.10	0.13	0.11	0.11
Earnings per share- diluted	0.09	0.10	0.12	0.10	0.10

Weighted average number of shares
Basic	41,766,404	41,766,404	41,861,457	41,861,457	42,393,023
Diluted	43,271,697	44,469,481	44,222,499	44,222,499	44,608,789

NOTE 19 – RESTATEMENT OF THIRD QUARTER FINANCIAL RESULTS

On March 16, 2011, the Company filed an 8-K announcing that it would amend and restate its third quarter 2010 financials. During the process of evaluating its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, to which the Company became subject to for the first time with respect to this Annual Report on Form 10-K, the Company determined that it was required to adjust its third quarter 2010 financials to reflect solely a non-cash stock compensation expense resulting from the issuance of 100,000 shares of restricted common stock in December 2010 pursuant to the terms of a pre-existing consulting contract. In connection with this adjustment, the Company engaged a third party valuation firm to assist the Company and its auditors in properly valuing the compensation expense. Since that time, the Company has restated the condensed consolidated financial statements for the quarter ended September 30, 2009.  As reflected in Footnote 18, the Company has adjusted its third quarter 2010 financials to reflect the non-cash stock compensation expense which reduced the previously stated net income by $670,440, or $0.02 per share for the three months ended September 30, 2010, and less than $0.01 per share for the nine months ended September 30, 2010.

NOTE 19 – RESTATEMENT OF THIRD QUARTER FINANCIAL RESULTS (Continued)

The effects of the restatement on the financial statements for the quarter ended September 30, 2009 are set forth below:

Balance Sheet as of:	As previously reported	As restated
Additional paid-in capital	$31,076,541	$31,746,981
Retained earnings - unappropriated	$29,108,122	$28,437,682

	For the three months ended September 30,		For the nine months ended September
	2010		30, 2010
Statement of Income	As previously reported	As restated	As previously reported	As restated
Common stock compensation	$-	$670,440	$-	$670,440
Net income	$5,495,172	$4,824,732	$14,117,166	$13,446,726
Net Income Attributable
To Common Stockholders	$5,247,571	$4,577,131	$13,500,482	$12,830,042

Earnings per Share
Basic	$0.13	$0.11	$0.32	$0.31
Diluted	$0.12	$0.10	$0.31	$0.29