Form 10-K/A
period 2010-12-31
KINGOLD JEWELRY, INC.
filed 2011-04-29
CIK 1089531

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

The number of shares of the registrant’s Common Stock outstanding as of April 28, 2011 was 49,903,666.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report for Kingold Jewelry, Inc. (which may be referred to herein as we, us or the Company) on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that we had planned to incorporate by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Shareholders. This information is being included in this Amendment due to the fact that our definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2010, or April 30, 2011. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Due to the fact that no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except as set forth in Part III below, no other changes have been made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

i

2010 ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions, and Director Independence	11

PART IV

Item 15.	Exhibits, Financial Statement Schedules	13
SIGNATURES		17

ii

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of April 29, 2011 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of the board of directors.

Name	Age	Position
Zhihong Jia	49	Chief Executive Officer and Chairman of the Board
Bin Liu	39	Chief Financial Officer and Secretary
Bin Zhao	42	General Manager and Director
H. David Sherman(1)	63	Independent Director
Hai Xiao Xu(1)	37	Independent Director
Bin Nan Zhang(1)	37	Independent Director

(1)	Serves as a member of the audit and compensation committees.

The following is a summary of the biographical information of our executive officers and directors. Any gap in employment background of an individual indicates that the individual did not obtain work experience relevant to his or her role as an officer or director during such period.

Zhihong Jia, Chief Executive Officer and Chairman of the Board

Mr. Jia has served as our chief executive officer and chairman of our board of directors since the consummation of our December 2009 reverse acquisition transaction. Mr. Jia also co-founded Wuhan Kingold, our contractually controlled affiliate and has served as its chief executive officer and chairman since its establishment in 2002. Mr. Jia has served as vice president of the Gems and Jewelry Trade Association of China since November 2005. Mr. Jia served in the rear supply service department of the People’s Liberation Army in Guangzhou and Wuhan, and was responsible for managing gold mines owned by the Army. Mr. Jia graduated from Wuhan University in 2004 with a graduate EMBA certificate.

Bin Liu, Chief Financial Officer and Secretary

Mr. Liu has served as our chief financial officer since April 2010. Mr. Liu has more than 15 years of experience in the financial markets and in bridging business between the US and China. From July 2004 through March 2010, Mr. Liu served as a vice president of Citigroup’s Financial Institution Cards business where he had full financial responsibility of a $2 billion business. He has also played critical roles in the development of Citigroup’s franchise development in the US. From 1993 through 2002, Mr. Liu worked for the China’s Ministry of Commerce (MOFCOM), promoting bilateral business and investment between the US and China. Mr. Liu graduated Shanghai Institute of Foreign Trade with a bachelor’s degree in International Business in 1993 and graduated the Kellogg School at Northwestern University with a Master of Business Administration in 2004.

Bin Zhao, General Manager and Director

Mr. Zhao has served as our general manager and one of our directors since December 2009. He was appointed upon the consummation of our reverse acquisition transaction. He has also served as a director and general manager of Wuhan Kingold, our contractually controlled affiliate, since 2008. Mr. Zhao has over 20 years of experience in the jewelry industry and is recognized as highly experienced and knowledgeable in China’s gold jewelry industry. From 1990 to 2005, he served as the deputy general manager at Foshan Arts & Crafts Works Company Limited. From 2005 to 2008, Mr. Zhao was the general manager and a director of Shenzhen Batar Jewelry Company Limited. Mr. Zhao is currently a deputy director of Shenzhen City Committee for Protection of Well-Known Trademarks and the Gold and Silver Jewelry Processing and Manufacturing Commission in Guangdong Province. Mr. Zhao has served as an executive member of the council of directors of the Gems and Jewelry Trade Association of China since November 2000, and a member of the mediation committees of the Shanghai Gold Exchange. As of 2010, Mr. Zhao received an appointment as an adjunct faculty member at China University of Geosciences in Wuhan. Mr. Zhao graduated from Sun Yat-Sen University with a bachelor’s degree in physics in 1988.

H. David Sherman, Independent Director

Mr. Sherman has served as one of our directors since February 1, 2011. Mr. Sherman has served as chairman of the audit committee and a member of the compensation and nominating committees of our board of directors since February 2011. Mr. Sherman is a U.S. Certified Public Accountant. Since January 2010, he was also a director and chair of the audit committee of China HGS Real Estate Inc., a company that engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties in mainland China. Since 1985, Mr. Sherman has been a Professor of Accounting at Northeastern University, College of Business Administration. From 2007 through 2008, Mr. Sherman was a director and chair of audit committee of China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. From 1980 through 1985, Mr. Sherman was on the faculty of the MIT Sloan School of Management, and was Adjunct Professor of  INSEAD (France) from 1999 – 2002 and Adjunct Professor of Tufts Medical School, Department of Public Health from 1997 - 2006. He also served as an Academic Fellow at the Securities and Exchange Commission from 2004 through 2005. Mr. Sherman received his Doctorate and MBA from Harvard Business School, and a Bachelor of Arts degree in Economics from Brandeis University.

Hai Xiao Xu, Independent Director

Mr. Xu served as one of our directors since December 2009. He has extensive banking experience and has experience in capital markets within the PRC. From September 2007 through the present, he is Director of Cinda Securities Co., Ltd. in Beijing. From May 2006 through September 2007, he served as Senior Manager of China Cinda Asset Management Corp, in Beijing. From September 2005 through May 2006, he served as General Manager of Pacific Securities Investment Banking in Beijing, PRC. He graduated in 2007 from Zhongnan University of Economics and Law with a master degree in accounting.

Bin Nan Zhang, Independent Director

Mr. Zhang has served as one of our directors since December 2009. Mr. Zhang also served as an independent director of Wuhan Kingold, our contractually controlled affiliate since 2008. Since 2008 has been the vice president and secretary general of China Gold Association. Since 2004. he has also been the director of Beijing Gold Economic Research Center, and the chief director of China Gold Newspaper. He graduated in 2008 from the Graduate University of Chinese Academy of Science with a masters degree in Business Administration.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Board of Directors

Our board of directors currently consists of six directors. The size of the board of directors was increased from five individuals to six on February 1, 2011. A director is not required to hold any shares in us by way of qualification. A director may vote with respect to any contract, proposed contract or arrangement in which he is materially interested. A director may exercise all the powers of the company to borrow money, mortgage its undertaking, property and uncalled capital and issue debentures or other securities whenever money is borrowed or as security for any obligation of the company or of any third party.

As of the date of this Annual Report on Form 10-K/A, a majority of our directors meet the “independence” definition under The Nasdaq Stock Market Marketplace Rules, or the Nasdaq Rules as well as the applicable Rules promulgated by the SEC.

On January 28, 2011, Dr. Vincent F. Orza, Jr. resigned from our board of directors. On February 1, 2011, H. David Sherman was appointed to the board of directors. At the time of his resignation, Dr. Orza served as the chairman of the audit committee of the board of directors, a member of the compensation committee of the board of directors and a member of the nominating committee of the board of directors.

Director Qualifications and Diversity

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our business. We seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees. We believe that all of our directors meet the foregoing qualifications. We do not have a policy with respect to diversity.

Director Independence

Three of our current directors, Messrs. Sherman, Xu and Zhang, are “independent directors” as defined under the NASDAQ Rules, constituting a majority of independent directors of our board of directors as required by the corporate governance rules of NASDAQ.

Board Committees

Our board of directors has established an audit committee and a compensation committee, each of which operates pursuant to a charter adopted by our board of directors. The composition and functioning of all of our committees comply with all applicable requirements of Sarbanes-Oxley and the Commission’s rules and regulations.

Audit Committee

Messrs. Sherman, Xu and Zhang currently serve on the audit committee, which is chaired by Mr. Sherman. Each member of the audit committee is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the rules of NASDAQ. Our board of directors has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Sherman as an “audit committee financial expert,” as defined under the applicable rules of the Commission. The audit committee’s responsibilities include:

•	reviewing the financial reports provided by us to the Commission, our shareholders or to the general public;

•	reviewing our internal financial and accounting controls;

•	recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations;

•	overseeing the appointment, compensation and evaluation of the qualifications and independence of our independent auditors;

•	overseeing our compliance with legal and regulatory requirements;

•	overseeing the adequacy of our internal controls and procedures to promote compliance with accounting standards and applicable laws and regulations;

•	engaging advisors as necessary; and

•	determining the funding from us that is necessary or appropriate to carry out the audit committee’s duties.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. A copy of the code of business conduct and ethics is attached to this Annual Report as Exhibit 14.1.

Family Relationships

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements were timely as of the date of this report, except for the following:

•	H. David Sherman was appointed to serve as one of our independent directors on February 1, 2011, but did not file the related Form 3 until March 2, 2011.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Committee Overview

Messrs. Sherman, Xu and Zhang currently serve on the compensation committee, which is currently chaired by Mr. Zhang. Each member of the compensation committee, is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the rules of NASDAQ, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee’s responsibilities include:

•	considering and authorizing the compensation philosophy for our personnel;

•	monitoring and evaluating matters relating to our compensation and benefits structure;

•	reviewing and approving corporate goals and objectives relevant to the chief executive officer and other executive officers’ compensation;

•
evaluating the chief executive officer’s and other executive officers’ performance in light of corporate goals and objectives and determining and approving the chief executive officer’s and other executive officers’ compensation based on such evaluation;

•	reviewing and approving all compensation for all our nonemployee directors and other employees of ours and our subsidiaries with a base salary greater than or equal to $100,000;

•	reviewing the terms of our incentive compensation plans, equity-based plans, retirement plans, deferred compensation plans and welfare benefit plans;

•	reviewing and approving executive officer and director indemnification and insurance matters;

•
reviewing and discussing the compensation discussion and analysis section proposed for inclusion in our annual report on Form 10-K and annual proxy statement with management and recommending to the board of directors whether such section should be so included;

•	preparing and approving the compensation committee’s report to be included as part of our annual proxy statement;

•	evaluating its own performance on an annual basis and reporting on such performance to the board of directors;

•	reviewing and reassessing the compensation committee charter and submitting any recommended changes to the board of directors for its consideration; and

•	having such other powers and functions as may be assigned to it by the board of directors from time to time.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members whose names appear above in the section entitled “Executive Compensation – Compensation Committee Overview” are currently all of the members of the compensation committee of the board of directors. On January 28, 2011, Dr. Vincent F. Orza, Jr., then chairman of the compensation committee, resigned from the board of directors. On February 1, 2011, the board unanimously voted to appoint H. David Sherman as one of our directors and members of the compensation committee. No member of the compensation committee is or has been one of our executive officers, and no member of the compensation committee had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as one of our directors or member of the compensation committee during 2010.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act except to the extent that the Company specifically incorporates it by reference into such filing.

The compensation committee has reviewed and discussed with management the disclosures contained in the following section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the compensation committee recommended to the board of directors that the section entitled “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K/A.

Compensation Discussion and Analysis

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

•	attract, motivate and retain executives who drive our success and industry leadership; and

•	provide each executive, from vice president to chief executive officer, with a base salary on the market value of that role, and the individual’s demonstrated ability to perform that role.

The compensation to executive officers only contained base salary for 2008, 2009 and 2010, subject to the provisions of the employment agreements that we entered into. Our compensation committee is considering establishing criteria and a broad-based plan for calculating and paying performance based bonuses to our executive officers and/or establishing an equity incentive plan. As of the end of 2010, we did not have any stock option plans for our directors, officers or employees, and there were no outstanding options held by any of our directors, executive officers or employees.

Our Compensation Program

Our compensation program is designed to reward each individual named executive officer’s contribution to the advancement of our overall performance and execution of our goals, ideas and objectives. It is designed to reward and encourage exceptional performance at the individual level in the areas of organization, creativity and responsibility while supporting our core values and ambitions. This in turn aligns the interest of our executive officers with the interests of our shareholders, and thus with our interests.

Determining Executive Compensation

Our compensation committee reviews and approves the compensation program for executive officers annually after the close of each year. Reviewing the compensation program at such time allows the compensation committee to consider the overall performance of the past year and the financial and operating plans for the upcoming year in determining the compensation program for the upcoming year.

In general, our compensation program contained only base annual salary for 2008, 2009 and 2010 subject to the provisions of the employment agreements that we entered into.

A named executive officer’s base salary is determined by an assessment of his sustained performance against individual job responsibilities, including, where appropriate, the impact of his performance on our business results, current salary in relation to the salary range designated for the job, experience and mastery, and potential for advancement. Although we do not engage in benchmarking, the compensation committee may also consider compensation levels with comparable positions in the industry to evaluate the total compensation decisions that it makes for our officers.

Role of Executive Officers in Determining Executive Compensation

The compensation committee determines the compensation for our chief executive officer, which is based on various factors, such as level of responsibility and contributions to our performance. Our chief executive officer recommends the compensation for our executive officers (other than the compensation of the chief executive officer) to the compensation committee. The compensation committee reviews the recommendations made by the chief executive officer and determines the compensation of the chief executive officer and the other executive officers.

Employment Agreements

We have entered into employment agreements with our senior executive officers, as described below, which descriptions are qualified in their entirety be the employment agreement filed as exhibits to our registration statement on Form S-1, which was declared effective on January 13, 2011. Our board of directors may adjust base salaries annually to reflect increases in the cost of living. An executive’s base salary may also be increased if the executive’s workload substantially increases as a result of our business expansion. In addition, an executive’s base salary may be correspondingly adjusted if the salaries of all of our other employees are adjusted.

Zhihong Jia.  We have entered into an employment agreement with Zhihong Jia, our chief executive officer for a term of three years. Pursuant to the employment agreement, Mr. Jia will receive annual compensation equal to $175,000. In addition, Mr. Jia’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our board of directors. Subject to the approval of our board of directors, we may also grant share options or other equity incentives to Mr. Jia. As of the end of 2010, no such bonus payment or option grant had been made to Mr. Jia.

Mr. Jia’s will also be eligible to participate in the benefits generally made available to our executives in accordance with our benefit plans. In addition, we will pay for life insurance and medical insurance policies for the benefit of Mr. Jia, provided that the annual premium of all such insurance policies in any one year shall not be more than RMB 20,000 in the aggregate.

If Mr. Jia’s employment agreement terminates as a result of death, we will pay Mr. Jia’s beneficiaries or estate, as applicable, an amount equal to twenty-four months’ base salary plus the full amount of any compensation to which the executive was entitled as of the date of termination. If we terminate Mr. Jia’s employment based on the executive’s disability, we will pay him an amount equal to eighteen months’ base salary plus the full amount of any compensation to which he was entitled as of the date of termination.

We may terminate Mr. Jia’s employment agreement with cause (as defined in his employment agreement) at any time with three months written notice. If we dismiss Mr. Jia without cause (as defined in his employment agreement), or if he terminates his employment for good reason (as defined in his employment agreement), we will pay him the product of his monthly base salary and the number of years the executive was employed pursuant to his employment agreement plus twelve. If Mr. Jia terminates his employment other than for good reason, he will be entitled to a contribution bonus in an amount determined by us and approved by our board of directors. A contribution bonus shall not exceed the product of Mr. Jia’s monthly base salary and the number of years the executive was employed pursuant to his employment agreement plus ten. If Mr. Jia’s employment agreement expires in accordance with its term without earlier termination or extension, he will be eligible to receive an amount equal to twelve months’ base salary.

Our employment agreement with Mr. Jia provides for the protection of confidential information and contains non-competition and non-solicitation provisions applicable for a term of twelve months following the termination of his employment. Mr. Jia will continue to receive his monthly base salary during the term of the non-competition and non-solicitation provisions in consideration of his fulfilling his obligations thereunder.

Bin Liu.  We have entered into an employment agreement with Bin Liu, our CFO, effective April 1, 2010, for a term of three (3) years. This agreement was subsequently amended on January 8, 2011. Pursuant to the agreement, Mr. Liu will receive annual compensation equal to $135,000. In addition, Mr. Liu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. As amended, the agreement also provides that upon the first and second anniversary of his employment, Mr. Liu will receive a conditional equity grant equal to an option to purchase 120,000 shares of our common stock on April 1, 2011 and April, 1, 2012, subject to approval of an employee equity incentive plan by the board and our stockholders as required. Each annual option grant will vest quarterly at a rate of 30,000 options at the end of each three month period of employment. Mr. Liu’s agreement was also amended to provide him with an increased relocation package of up to $150,000 given the additional and significant cost of living and related expenses Mr. Liu is likely to incur upon his relocation from Illinois to our New York office. In addition, Mr. Liu has agreed that, during his employment with us and for a period of one (1) year thereafter, he shall not directly or indirectly employ, solicit, or induce any senior for employment or in any other fashion hire any of the senior management of the Company. Mr. Liu has also agreed to a non-compete clause whereby he shall not engage or assist others to engage in the business of designing and manufacturing gold jewelry for a one (1) year period following the end of his employment with us. Additionally, we granted Mr. Liu a discretionary one time bonus of $100,000 to recognize his significant accomplishments and contributions to us and given that we did not award Mr. Liu any options in 2010 because we did not adopt an employee equity incentive plan.

Bin Zhao.  Our subsidiary, Wuhan Kingold, has entered into an employment agreement with Bin Zhao, our general manager for a term of three years. Pursuant to the employment agreement, Mr. Zhoa will receive annual compensation equal to RMB 1,000,000. In addition, Mr. Zhao’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our board of directors. Subject to the approval of our board of directors, we may also grant share options or other equity incentives to Mr. Zhao. The employment agreement with Mr. Zhao provides for the protection of confidential information and contains non-competition and non-solicitation provisions. As of the end of 2010, we had not granted Mr. Zhao any bonus, options or other equity incentives.

Summary Compensation of Named Executive Officers

Pursuant to the terms of the employment agreements that Messrs. Jia and Liu have with us, both executives are compensated by us for services provided to us and our subsidiaries, including Wuhan Kingold and Vogue Show. Pursuant to the terms of the employment agreement that Mr. Zhao has with Wuhan Kingold, Mr. Zhao is compensated by Wuhan Kingold for services provided to Wuhan Kingold, as well as its affiliates, including us and Vogue Show.

The following table sets forth information concerning cash and non-cash compensation paid by Wuhan Kingold, to our named executive officers for 2010, 2009 and 2008, respectively.

Name and Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All other compensation		Total
Zhihong Jia
Chief Executive
Officer
	2010	$29,168	(3)	$—	—	—	—	—	—		$29,168
	2009	$17,508		$—	—	—	—	—	—		$17,508
	2008	$17,508		—	—	—	—	—	—		$17,508
Bin Liu
Chief Financial
Officer (2)
	2010	$99,000	(4)	$100,000	—	—	—	—	150,000	(5)	$349,000
	2009	—		—	—	—	—	—	—		—
	2008	—		—	—	—	—	—	—		—
Bin Zhao
General Manager
	2010	$108,984		$—	—	—	—	—	$6,206	(1)	$115,190
	2009	$108,984		$—	—	—	—	—	$6,206	(1)	$115,190
	2008	$108,984		—	—	—	—	—	$6,206	(1)	$115,190

(1)	Additional compensation was in the form of travel reimbursement.
(2)	Mr. Liu was hired in April 2010.
(3)	Mr. Jia entered into an employment agreement with us that commenced on October 28, 2010. For the fiscal year ended December 31, 2010, Mr. Jia’s salary, on an annualized basis, would have been $175,000
(4)	Mr. Liu’s employment with us commenced on April 2010. For the fiscal year ended December 31, 2010, Mr. Liu’s salary, on an annualized basis, would have been $135,000.
(5)
We amended Mr. Liu’s employment agreement to provide for a one time relocation allowance of up to $150,000 to cover moving and related expenses, which amount shall be paid no later than March 15 th  of the year following the year in which Mr. Liu moves.

Outstanding Equity Awards at Fiscal Year End

From inception to the completion of our last fiscal year, we have not issued any equity awards.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Although we do not have a formal broad based bonus plan, we may award bonuses on case-by-case basis depending on the terms of specific of employment agreements and other arrangements based on our financial performance as well as the executive’s performance which are determined by the Board in its sole discretion. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

As of the date of this Annual Report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control where the value of such compensation exceeds $60,000 per executive officer.

Director Compensation

We do not pay our directors in connection with attending individual board meetings, but we reimburse our directors for expenses incurred in connection with such meetings. In 2010, we paid Vincent F. Orza, Jr. a total of $80,000 for services provided as a director. Additionally, we have agreed to pay H. David Sherman a total of $48,000, and the other independent directors RMB 45,000, for services provided as a director in 2011. Given that Mr. Sherman is chair of our audit (and audit committee expert) committee, the board determined that such additional compensation for Mr. Sherman was commensurate such additional responsibilities.

Compensation of Directors and Executive Officers

In the year ended December 31, 2010, we paid an aggregate of approximately $573,358 to our executive officers and directors.

We have no formal plan for compensating our directors for their service in their capacity as directors, although we have agreed to pay H. David Sherman. $48,000, and the other independent directors RMB 45,000, for services provided as a director in 2011, director, and all of our directors are expected to receive options in the future to purchase shares of our common stock as awarded by our board of directors or our compensation committee. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The following table provides information concerning beneficial ownership of our capital stock as of April 28, 2011 by:

•	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 49,903,666 shares of our common stock outstanding as of April 28, 2011. All share and per share information concerning our common stock below reflects a 1-for-2 reverse stock split which became effective on August 10, 2010.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of January 14, 2011 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of January 14, 2011 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Kingold Jewelry, Inc., 15 Huangpu Science and Technology Park, Jiang’an District, Wuhan, Hubei Province, PRC 430023. All share information shown reflects a 1-for-2 reverse stock split that became effective on August 10, 2010

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Directors and Named Executive Officers:
Zhihong Jia(1)	17,350,194	35.02
Bin Zhao(2)	575,749	1.16
H. David Sherman	0	—
Bin Nan Zhang	0	—
Hai Xiao Xu	0	—
Bin Liu	0	—
All Officers and Directors as a Group (total of six persons)	18,227,148	36.91
5% Stockholders:
Famous Grow Holdings Limited(3)(4)	17,925,943	36.18
Bright Vision Group Limited(3)(5)	3,707,674	7.48
Eternal Grace Development Limited(3)(6)	2,304,054	4.65

(1)
The 17,350,194 shares shown as beneficially owned represent shares of which the beneficial ownership or the right to control can be acquired by Zhihong Jia pursuant to a December 23, 2009 Call Option Agreement pursuant to which the shares can be acquired from Famous Grow Holdings Limited. Therefore, Mr. Jia may be deemed the sole beneficial owner of such shares. Pursuant to the Make Good Escrow Agreement, 631,870 shares out of 1,895,609 shares (or  1/3 of the shares per year) are no longer subject to the escrow and none of such shares have been acquired from Famous Grow thereunder for 2009.

(2)
The 575,749 shares shown as beneficially owned represent shares of which the beneficial ownership or the right to control can be acquired by Bin Zhao pursuant to a December 23, 2009 Call Option Agreement pursuant to which the shares can be acquired from Famous Grow Holdings Limited. Therefore, Mr. Zhao may be deemed the sole beneficial owner of such shares. Pursuant to the Make Good Escrow Agreement, 631,870 shares out of 1,895,609 shares (or  1/3 of the shares per year) are no longer subject to the escrow and none of such shares have been acquired from Famous Grow thereunder for 2009.

(3)	Address: ATC Trustees (BVI) Limited, 2nd Floor, Abbott Building Road Tow, Tortola, British Virgin Islands.
(4)	Based upon Schedule 13D filed by Famous Grow Holdings Limited with the SEC on August 5, 2010. Pursuant to the 13D, Qian Lei may be deemed the beneficial owner of such shares.
(5)	Based upon Schedule 13G filed by Bright Vision Group Limited with SEC on September 23, 2010. Pursuant to the Schedule 13G, Xiao Ping may be deemed beneficial owner of such shares.
(6)	Based upon Sehedule 13G filed by Eternal Grace Development with SEC on September 23, 2010. Pursuant to Schedule 13G, Chen Fan may be deemed beneficial owner of such shares.

*	Less than one percent (1%).

Change in Control

We are not aware of any arrangements including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant, with the exception of the Call Option Agreement entered into by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) on December 21, 2009, Mr. Jia and Mr. Zhao together have the ability to acquire 100% of the shares of Famous Grow Holdings Limited, provided that they exercise their Call Option. Upon the exercise of such Call Option, Mr. Jia and Mr. Zhao together would have the ability to control 17,925,943 shares of our common stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

On December 23, 2009, immediately following the closing of our reverse acquisition of Dragon Lead Group Limited, a British Virgin Islands (BVI) limited liability company, or Dragon Lead, Famous Grow Holdings Limited, a BVI limited liability company that prior to the Closing was Dragon Lead’s majority shareholder, or Famous Grow, together with Zhihong Jia, our Chief Executive Officer and Bin Zhao, our general manager, entered into a make good escrow agreement with the investors, pursuant to which, Famous Grow deposited a total of 1,895,609 of shares of common stock into an escrow account as “make good shares,” of 631,870 shares are no longer subject to the escrow under such agreement. Famous Grow owns 17,925,943 shares or approximately 42.9% of our common stock. In the event that the after-PRC-tax net income of Wuhan Kingold Jewelry Co., Ltd., a PRC company limited by shares, or Wuhan Kingold, for the years ended December 31, 2009, 2010 and 2011, is less than RMB 65.0 million, RMB 100.0 million and RMB 150.0 million, respectively, as set forth in the make good escrow agreement, part or all of the escrowed make good shares will be transferred to investors in our December 2009 private placement, on pro rata basis.

On December 23, 2009, Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin), the sole shareholder of Famous Grow, entered into a call option agreement, as amended and restated, with Zhihong Jia and Bin Zhao to comply with PRC regulations that restrict PRC residents from owning offshore entities like us in direct exchange for their shares in the PRC operating company and as an inducement to encourage them to provide services to Wuhan Kingold and our company. The call option does not include a vesting schedule and continued employment is not a condition to the call option. Under this call option agreement, as amended and restated, Fok Wing Lam Winnie granted to Zhihong Jia and Bin Zhao certain call options to acquire up to 100% of the shares of Famous Grow at an exercise price of $1.00, which is par value per share, or $0.001 per Famous Grow share, subject to any exercise notice at any time for a period of five years which was determined in an arm's length negotiation with the parties.

On June 30, 2009, Wuhan Vogue-Show Jewelry Co., Ltd., a PRC wholly foreign owned enterprise, or Vogue-Show, entered into an Exclusive Management Consulting and Technical Support Agreement with Wuhan Kingold, which agreement provides that Vogue-Show will be the exclusive provider of management consulting services to Wuhan Kingold, and obligated Vogue-Show to provide services to fully manage and control all internal operations of Wuhan Kingold, in exchange for receiving 95.83% of Wuhan Kingold’s profits. Payments will be made on a monthly basis. The term of this agreement will continue until it is either terminated by mutual agreement of the parties or until such time as Vogue-Show shall acquire 95.83% of the equity or assets of Wuhan Kingold. Our chairman and chief executive officer, Zhihong Jia, owns 55.3% of the equity interest in Wuhan Kingold and, Bin Zhao, our general manager and one of our directors, owns 1.67% of the equity interest in Wuhan Kingold. Under the Exclusive Management Consulting and Technical Support Agreement, for the calendar year 2010, Vogue-Show received $15.9 million in consulting fees and $4.4 million in technical support fees.

On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered into a Shareholders’ Voting Proxy Agreement authorizing Vogue-Show to exercise any and all shareholder rights associated with their ownership in Wuhan Kingold, including the right to attend and vote their shares at shareholders’ meetings, the right to call shareholders’ meetings and the right to exercise all other shareholder voting rights as stipulated in the Articles of Association of Wuhan Kingold. The term of this agreement will continue until it is either terminated by mutual agreement of the parties or until such time as Vogue-Show shall acquire 95.83% of the equity or assets of Wuhan Kingold. Our chairman and chief executive officer, Zhihong Jia, owns 55.3% of the equity interest in Wuhan Kingold and, Bin Zhao, our general manager and one of our directors, owns 1.67% of the equity interest in Wuhan Kingold.

On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered into a Purchase Option Agreement with Vogue-Show, which provides that Vogue-Show will be entitled to acquire such Shareholders’ shares in Wuhan Kingold upon certain terms and conditions, if such a purchase is or becomes allowable under PRC laws and regulations. The Purchase Option Agreement also grants to Vogue-Show an option to purchase all of the assets of Wuhan Kingold. The exercise price for either the shares or the assets are to be as determined by a qualified third party appraiser. The term of this agreement is ten years from the date thereof. Our chairman and chief executive officer, Zhihong Jia, owns 55.3% of the equity interest in Wuhan Kingold and, Bin Zhao, our general manager and one of our directors, owns 1.67% of the equity interest in Wuhan Kingold.

On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered in Pledge of Equity Agreement, pursuant to which each such shareholder pledges all of his shares of Wuhan Kingold to Vogue-Show, in order to guarantee performance under the Exclusive Management Consulting and Technical Support Agreement, Shareholders’ Voting Proxy Agreement and the Purchase Option Agreement. If Wuhan Kingold or any of its respective shareholders breaches its respective contractual obligations, Vogue-Show, as pledgee, will be entitled to certain rights, including the right to foreclose on the pledged equity interests. Our chairman and chief executive officer, Zhihong Jia, owns 55.3% of the equity interest in Wuhan Kingold and, Bin Zhao, our general manager and one of our directors, owns 1.67% of the equity interest in Wuhan Kingold.

On February 1, 2009, Vogue Show entered into a three year lease agreement for the use of 96 square meters of space located within Wuhan Kingold’s building for use as office space. Annual rent under the lease agreement is $1,500 per year. Our chairman and chief executive officer, Zhihong Jia, owns 55.3% of the equity interest in Wuhan Kingold and, Bin Zhao, our general manager and one of our directors, owns 1.67% of the equity interest in Wuhan Kingold.

Our general manager, Bin Zhao, has been a standing member of the mediation committee of the Shanghai Gold Exchange since 2001. The Shanghai Gold Exchange is the Company’s sole supplier of gold.

Director Independence

The board of directors has determined that Messrs. Sherman, Xu and Zhang, are “independent directors” as defined under the NASDAQ Rules, constituting a majority of independent directors of our board of directors as required by the corporate governance rules of NASDAQ. In making these determinations, the board considered the types and amounts of the commercial dealings between us and the companies and organizations with which the directors are affiliated

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

 * Filed Herein
** Previously filed on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

 Kingold’s Annual Report on Form 10-K/A for the year ended December 31, 2010, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K/A.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2011

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 29, 2011
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Accounting Officer)	April 29, 2011
Bin Liu

/s/ Bin Zhao	General Manager and Director	April 29, 2011
Bin Zhao

/s/ Zhang Bin Nan	Director	April 29, 2011
Zhang Bin Nan

/s/ Xu Hai Xiao	Director	April 29, 2011
Xu Hai Xiao

/s/ H. David Sherman.	Director	April 29, 2011
H. David Sherman