Form 10-Q
period 2011-03-31
KINGOLD JEWELRY, INC.
filed 2011-05-10
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
March 31, 2011

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
☐  Yes ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes   ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 9, 2011, there were 49,903,666 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

▪	changes in the market price of gold;
▪	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
▪	non-performance of suppliers on their sale commitments and customers on their purchase commitments;
▪	non-performance of third-party service providers;
▪
adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;

▪
the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

▪	our ability to manage growth;
▪
our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

▪	our ability to integrate acquired businesses;
▪
the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

▪	our ability to retain and attract senior management and other key employees;
▪
any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

▪	changes in PRC or U.S. tax laws;
▪
increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;

▪
the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;

▪	our ability to protect our intellectual property rights;
▪	the risk of an adverse outcome in any material pending and future litigations;
▪	our access to cash and financing and ability to secure financing at attractive rates;
▪	the success of our research and development activities;
▪	our ability to comply with environmental laws and regulations; and
▪	other risks, including those described in the “Risk Factors” discussion of this periodic report.

We undertake no obligation to update any such forward looking statement, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,259,369	$9,151,536
Accounts receivable	211,716	1,165,760
Inventories	81,665,763	55,426,830
Other current assets and prepaid expenses	10,393	72,215
Deferred offering costs	-	666,364
Value added tax recoverable	6,593,263	3,853,647
Total Current Assets	95,740,504	70,336,352

PROPERTY AND EQUIPMENT, NET	13,162,864	13,332,416

OTHER ASSETS
Other assets	147,421	146,222
Intangible assets, net	505,070	503,824
Total other assets	652,491	650,046
TOTAL ASSETS	$109,555,859	$84,318,814

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$6,108,176	$6,058,486
Other payables and accrued expenses	1,006,044	1,715,431
Income tax payable	2,034,941	2,185,112
Other taxes payable	73,872	545,221
Total Current Liabilities	9,223,033	10,504,250

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 49,803,666 and 42,531,994 shares issued and outstanding as of March 31, 2011 and December 31, 2010	49,804	42,532
Additional paid-in capital	52,211,115	31,901,832
Retained earnings
Unappropriated	39,011,061	33,744,244
Appropriated	992,884	967,543
Accumulated other comprehensive income	6,050,516	5,409,877
Total Stockholders' Equity	98,315,380	72,066,028

Noncontrolling interest	2,017,446	1,748,536
Total Equity	100,332,826	73,814,564
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,555,859	$84,318,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended March 31,
	2011	2010

NET SALES	$157,712,467	$60,512,328

COST OF SALES
Cost of sales	(148,461,129)	(54,214,110)
Depreciation	(285,207)	(278,815)
Total cost of sales	(148,746,336)	(54,492,925)

GROSS PROFIT	8,966,131	6,019,403

OPERATING EXPENSES
Selling, general and administrative expenses	1,154,032	364,693
Stock compensation expenses	122,500	-
Depreciation	31,914	26,664
Amortization	2,873	2,768
Total Operating Expenses	1,311,319	394,125

INCOME FROM OPERATIONS	7,654,812	5,625,278

OTHER INCOME (EXPENSES)
Other income	-	1,758
Interest income	-	1,181
Interest expense	(83,648)	(134,968)
Fees to guarantor of short term loans	-	(18,308)
Total Other Expenses, net	(83,648)	(150,337)

INCOME FROM OPERATIONS BEFORE TAXES	7,571,164	5,474,941

PROVISION FOR INCOME TAXES	(2,025,604)	(1,355,899)

NET INCOME	$5,545,560	$4,119,042
Less: net income attribute to the noncontrolling interest	(253,403)	(170,150)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,292,157	$3,948,892

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	656,149	59,322
Less: foreign currency translation gains attributable to noncontrolling interest	(15,509)	(1,401)
Foreign currency translation gains attributable to common stockholders	640,640	57,921

COMPREHENSIVE INCOME	$5,932,797	$4,006,813

Earnings per share
Basic	$0.11	$0.09
Diluted	$0.11	$0.09
Weighted average number of shares
Basic	48,249,588	41,766,404
Diluted	49,724,008	43,271,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT  OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,545,560	$4,119,042
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation	317,121	305,479
Amortization of intangible assets	2,873	2,768
Share based compensation	122,500	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	959,184	250,286
Inventories	(25,666,030)	1,530,288
Other current assets and prepaid expenses	61,844	30,409
Deferred offering costs	666,364	-
Value added tax recoverable	(2,695,585)	1,316,753
Increase (decrease) in:
Other payables and accrued expenses	(713,329)	(4,327)
Income tax payable	(167,321)	6,693
Other taxes payable	(473,637)	(173,139)
Net cash provided by (used in) operating activities	(22,040,456)	7,384,252

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39,500)	(11,217)
Net cash used in investing activities	(39,500)	(11,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock issuance in public offering	20,144,255	-
Net proceeds from exercise of warrants	49,800
Net cash provided by financing activities	20,194,055	-

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	(6,265)	(12,952)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,892,167)	7,360,083

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,151,536	7,964,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,259,369	$15,324,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$84,750	$116,660
Cash paid for income tax	$2,192,925	$1,349,206

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Kingold Jewelry, Inc., our wholly owned subsidiaries, Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”) as well as Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”), our 95.83% contractually controlled affiliate. The non-controlling interests represent the minority stockholders' 4.17% proportionate share of the results of Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable and inventories. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2011 and December 31, 2010, the fair market value of our inventory exceeded the cost of our inventory. Accordingly, we did not record a provision for obsolete inventories.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life. The estimated useful lives used in connection with the preparation of the financial statements are as follows:

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Estimated Useful Life
Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5 – 10 years

Fair value of financial instruments

We adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3-Inputs are unobservable inputs which reflect management’s assumptions based on the best available information.

The carrying value of accounts receivable, other current assets and prepaid expenses, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. We are of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Revenue recognition

Net sales are primarily composed of sales of products to wholesale and retail customers, and subcontracting fees. We recognize revenues under the FASB Codification Topic 605 ("ASC Topic 605"), Revenue is recognized when all of the following have occurred: persuasive evidence of an arrangement with a customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria, as related to our revenues, are considered to have been met as follows:

Sales of products

We recognize revenue on sales of products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Sub-contracting fees

We also provide sub-contracting services to our customers based on fixed-price contracts. We recognize services-based revenue from such contracts when the contracted for services have been performed, the customers have approved the completion of the services, invoices have been issued and collectability is deemed probable. The revenues from sub-contracting services makes up approximately 2.36% of the total revenue recognized during the period ended March 31, 2011, compared to 6.78% for the period ended March 31, 2010.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Income taxes

We account for income taxes under the FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

On January 1, 2007, we adopted the provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes." ASC 740-10-25 prescribes a more-likely-than-not threshold for condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740-10-25 has not resulted in any material impact on our financial position or results.

We record interest and penalties as a general and administrative expense. The statute of limitations for our U.S. federal income tax returns and certain state income tax returns remain open for tax years 2007 and after. As of March 31, 2011, the tax year ended December 31, 2005 through December 31, 2010 for our PRC subsidiaries remain open for statutory examination by the PRC tax authorities

Foreign currency translation

Kingold and Dragon Lead maintain their accounting records in the United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

Our principal country of operations is the PRC. The financial position and results of our operations are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income.”

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect our financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the condensed consolidated financial statements in this report:

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

	March 31,	December 31,
	2011	2010

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.5788	$1=RMB 6.60231

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.5486	$1=RMB 6.76816

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

NOTE 3 — INVENTORIES, NET

Inventories as of March 31, 2011 and December 31, 2010 are consisted of the following:

	As of
	March 31,	December 31,
	2011	2010
Raw materials	$35,832,865	$16,480,224
Work-in-progress	19,525,024	25,095,026
Finished goods	26,307,874	13,851,580
Less: provision for obsolescence	-	-
Total inventory	$81,665,763	$55,426,830

For the three months ended March 31, 2011 and 2010, no provision for obsolete inventories was recorded by us.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2011 and December 31, 2010:

	As of
	March 31,	December 31,
	2011	2010
Buildings	$1,881,699	$1,866,391
Plant and machinery	18,097,339	17,948,927
Motor vehicles	75,071	39,927
Office and electric equipment	554,764	546,614
Subtotal	20,608,873	20,401,859
Less: accumulated depreciation	(7,446,009)	(7,069,443)

Property and equipment, net	$13,162,864	$13,332,416

Depreciation expenses for the periods ended March 31, 2011 and 2010 were $317,121 and $305,479, respectively.

NOTE 5 — INCOME TAXES

We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

We were incorporated in the United States and have incurred net operating loss for income tax purposes for 2011 and 2010. We had loss carry forwards of approximately $2,709,538 for U.S. income tax purposes available for offset against future taxable U.S. income, expiring in 2031. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2011 was $921,243. The net change in the valuation allowance was an increase of $145,688.

Dragon Lead was incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vougue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended March 31, 2011 and 2010.

We do not have any deferred tax assets or liabilities from our foreign operations.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — INCOME TAXES – (continued)

Significant components of the income tax provision were as follows for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
Current tax provision
Federal	$-	$-
State	-	-
Foreign	2,025,604	1,355,899
	2,025,604	1,355,899

Deferred tax provision
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-

Income tax provision	$2,025,604	$1,355,899

Income from continuing operations before income taxes were allocated between the United States and Foreign components for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010

United States	$(428,494)	$-
Foreign	7,999,659	5,474,941
	7,571,164	5,474,941

ASC 740-10 clarifies the accounting and reporting of income taxes recognized in the financial statements and provides how tax benefits may be recognized. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized in subsequent periods. On January 1, 2007, we adopted the provisions of this topic. At March 31, 2011 and December 31, 2010, we had no unrecognized tax benefits.

We recognize interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. We file income tax returns with the U.S. Federal Government, as well as the State of Delaware, and we file returns in the foreign jurisdictions of the BVI and the PRC. With few exceptions, we were subject to U.S. federal and state income tax examinations by tax authorities for years on or after 1995.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — INCOME TAXES – (continued)

Our foreign subsidiaries also file income tax returns with both the National Tax Bureau (with our branches in Wuhan) and the Local Tax Bureaus (Hubei Provincial Tax Bureau and Wuhan Municipal Tax Bureau). We are subject to income tax examinations by these foreign tax authorities. We have passed all tax examinations by both National and Local tax authorities since our inception in 2002.

The following table reconciles the U.S. statutory rates to our effective rate for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income tax	25%	25%
Non-dedcutible expenses	2%	-
Effective tax rate	27%	25%

NOTE 6 — EARNINGS PER SHARE

As of March 31, 2011, we had warrants outstanding, pursuant to which the holders of such warrants had the right to acquire 2,795,601 shares of common stock, of which, 125,000 warrants were granted in 2008 and have an exercise price of $1.196, while 2,376,601 warrants were granted in 2009 and have an excise price of $0.996. In January 2011, we issued 150,000 warrants with an exercise price of $3.25, and 144,000 warrants with an exercise price of $3.99. As of March 31, 2011, the 2008 and 2009 outstanding warrants were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The 2011 warrants were anti-dilutive because the exercise prices were higher than market price. They are not included in weighted average shares calculation. The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended
	March 31,
	2011	2010

Net income attributable to Common stockholders	$5,292,157	$3,948,892

Weighted average number of common shares outstanding - Basic	48,249,588	41,766,404
Effect of dilutive securities:
Unexercised warrants	1,474,420	1,505,293
Weighted average number of common shares outstanding - Diluted	49,724,008	43,271,697

Earnings per share-Basic	$0.11	$0.09

Earnings per share-Diluted	$0.11	$0.09

Note 7 — STOCKHOLDERS’ EQUITY

In January 2011, we raised a total of $22,968,000 by issuing 7,200,000 shares of our common stock through a public offering at $3.19 per share. After deducting the underwriting discounts, commissions and the offering expenses of $2,823,745, we received net proceeds of $20,144,255.

From January through March 2011, we issued 71,672 shares as a result of warrant exercises (See Note 8 - Warrants).

As of March 31, 2011, we had 49,803,666 shares of common stock issued and outstanding and warrants outstanding to purchase up to 2,795,601 shares of our common stock.

Note 8 — WARRANTS

On January 10, 2011, 50,000 warrants (2009 warrants) were exercised at an exercise price of $0.996 and 50,000 shares were issued. As a result, $49,800 was received as the payment of the exercise price on the 50,000 warrants.

On January 21, 2011, 12,718 Warrants (2009 warrants) were exercised at an exercise price of $0.996, and 8,280 shares were issued. Pursuant to the cashless exercise provision, an additional 4,438 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 12,718 warrants.

On March 9, 2011, 20,510 Warrants (2009 warrants) were exercised at an exercise price $0.996 and 13,392 shares were issued. Pursuant to the cashless exercise provision, an additional 7,118 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 20,510 warrants.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 — WARRANTS (continued)

In connection with the public offering, we issued 150,000 warrants with an exercise price of $3.25 to Wallington Investment Holdings Ltd. on January 13, 2011. All such warrants are exercisable for five years from the issuance date.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 206%, risk free interest rate 1.93% and expected term of 5 years for warrants to outside parties. The fair value of the warrants was $473,205, and such amount is classified in the equity section as an offset to additional paid-in capital.

In connection with the public offering, we signed a stock purchase option agreement with Rodman & Renshaw, LLC (“Rodman”), as representative of other individuals designated by Rodman in connection with the underwriting agreement on January 13, 2011. In the aggregate, Rodman and its designees have the right to purchase up to 144,000 shares at an exercise price of $3.99 per share. The options expire on January 13, 2016.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 206%, risk free interest rate 1.54% and expected term of 4 years for warrants to private placement agent. The fair value of the warrants was $411,643, and such amount is classified in the equity section as an offset to additional paid-in capital.

Following is a summary of the status of warrants activities as of March 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years

Outstanding, January 1, 2011	2,584,839	$1.04	3.70
Granted	294,000	$3.61	4.38
Forfeited
Exercised	83,238

Outstanding, March 31, 2011	2,795,601	$1.28	3.77

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — COMMITMENTS AND CONTINGENCIES

Escrowed share arrangement

In accordance with the Securities Purchase Agreement entered into on December 29, 2009 in connection with the private placement, a majority stockholder of Dragon Lead, immediately following the closing of the reverse acquisition, entered into a make good escrow agreement with the investors, pursuant to which a total of 1,895,609 of their beneficially owned shares of common stock were delivered to an escrow agent in order  to secure our obligations under the Securities Purchase Agreement to deliver additional common  stock to the private placement investors in the event that we fail to achieve certain after-PRC-tax net income targets for fiscal years 2009, 2010 and 2011 ("Make Good Escrow Shares"). Those targets are RMB65 million, RMB100 million and RMB150 million in after-PRC-tax net income for the fiscal years ended December 31, 2009, 2010 and 2011, respectively. In the event that we are not able to achieve the net income targets, we are obligated to transfer 1,895,609 shares of common stock to the private placement investors on a pro-rata basis. Of the 33,104,234 shares of common stock issued in the Share Exchange, 1,895,609 have been deposited by the majority stockholder of Dragon Lead into escrow to secure these obligations.

As the performance threshold was met for fiscal years 2010 and 2009, the 631,869 escrowed shares was returned to stockholders for 2009, the second 631,870 escrowed shares will be returned to stockholders for 2010; the remaining shares 631,870 will be released in fiscal year 2011 if the performance thresholds for fiscal year 2011 is also met.

NOTE 10- RELATED PARTY TRANSACTIONS

In April 2010, we signed a one and half year service contract with Baytree Captial, which is controlled by one of our shareholders. According to the service contract, we are to issue 100,000 shares every six months after services are performed within the term of the agreement. In total, 300,000 shares will be issued. On December 14, 2010 and April 8, 2011, the first and second 100,000 shares were issued, respectively. The fair value of this common stock compensation is based on the closing stock price on the date at which the Baytree’s performance is complete. For the three months ended March 31, 2011, $122,500 of stock compensation expense was recognized based on the stock price on March 31, 2011.

NOTE 11- CONCENTRATIONS AND RISKS

We maintain certain bank accounts in the PRC and BVI which are not protected by FDIC insurance or other insurance.  The cash balance held in PRC bank accounts as of March 31, 2011 was $6,782,879, and was $9,107,491 as of December 31, 2010. The cash balance held in BVI bank accounts as of March 31, 2011 was $341,301 and as of December 31, 2010 was $37,057.  As of March 31, 2011 and December 31, 2010, we held $135,189 and $6,989 of cash balances within the United States none of which was in excess of FDIC insurance limits.

During the periods ended March 31, 2011 and 2010, almost 100% of our assets were located in the PRC and 100% of our revenues were derived from companies located in the PRC.

Our principal raw material used during the period was gold, which accounted for 99.95% and 95% of our total purchases for the periods ended March 31, 2011 and 2010, respectively. We purchased gold directly, and solely, from The Shanghai Gold Exchange ("SGE"), the largest gold trading platform in the PRC.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12- NONCONTROLLING INTEREST

Non-controlling interest represents the minority stockholders’ 4.17% proportionate share of the results of Wuhan Kingold.  A reconciliation of non-controlling interest as of March 31, 2011 and December 31, 2010 are as follows:

	As of
	March 31, 2011	December 31, 2010
Beginning Balance	$1,748,536	$820,254
Proportionate share of Net Income	253,403	877,067
Foreign currency translation gain	15,507	51,215
Ending Balance	$2,017,446	$1,748,536

NOTE 13 – SUBSEQUENT EVENTS

 On March 24, 2011, our Board voted to adopted the 2011 Stock Incentive Plan, or the Plan, subject to shareholder approval at the 2011 annual shareholders’ meeting.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing.  Under the terms of the Plan, upon shareholder approval, up to 5,000,000 shares of our common stock may be granted.  Certain stock option grants have been conditionally made subject to shareholder approval of the Plan.

The plan remains subject to shareholder approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Results of Operations

The following table sets forth information from our statements of operations (unaudited) for the three and three months ended March 31, 2011 and 2010 in U.S. dollars:

KINGOLD JEWELRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended March 31,
	2011	2010

NET SALES	$157,712,467	$60,512,328

COST OF SALES	(148,746,336)	(54,492,925)
GROSS PROFIT	8,966,131	6,019,403

OPERATING EXPENSES
Total Operating Expenses	1,311,319	394,125

INCOME FROM OPERATIONS	7,654,812	5,625,278

OTHER INCOME (EXPENSES)
Other income	-	1,758
Interest income	-	1,181
Interest expense	(83,648)	(134,968)
Fees to guarantor of short term loans	-	(18,308)
Total Other Expenses, net	(83,648)	(150,337)

INCOME FROM OPERATIONS BEFORE TAXES	7,571,164	5,474,941

PROVISION FOR INCOME TAXES	(2,025,604)	(1,355,899)

NET INCOME	$5,545,560	$4,119,042
Less: net income attribute to the noncontrolling interest	(253,403)	(170,150)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,292,157	$3,948,892

OTHER COMPREHENSIVE INCOME
Foreign currency translation gains attributable to common stockholders	640,640	57,921

COMPREHENSIVE INCOME	$5,932,797	$4,006,813

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Sales

Net sales for the three months ended March 31, 2011 increased to $157.7 million, an increase of $97.2 million, or 160.6%, from net sales of $60.5 million for the three months ended March 31, 2010. The increase in net sales was primarily driven by increased Branded Production as well as by the increase in the price of gold. Of the $97.2 million increase in net sales, approximately $84 million was attributable to increased Branded Production and approximately $13.1 million to the increase in the price of gold. In Branded Production, where we purchase gold directly only once a customer has placed an order, we include the cost of gold in our cost of goods sold. Contrastingly, in Customize Production, where customers supply us with the raw materials, the cost of gold is not included in the cost of goods sold.

More specifically, the increase in net sales was mainly attributable to the following factors: (1) we raised approximately $20 million in net proceeds from the public offering that closed in mid-January and used the full amount to purchase gold to increase Branded Production, the gold purchased with these funds was put into production at the end of January, early February. As a result, Branded Production increased substantially from 1.7 metric tons for the three months ended March 31, 2010 to 3.8 metric tons for the three months ended March 31, 2011. In our Branded Production category the cost of gold is passed through to our clients and recorded as part of sales; (2) the gold price increased significantly, from approximately 250RMB/gram for the three months ended March 31, 2010 to roughly 310RMB/gram for the three months ended March 31, 2011 (according to statistics supplied by the Shanghai Gold Exchange); and (3) we expanded our business operations into new geographic areas which, in turn, broadened our sales pipeline. We successfully entered into new geographic areas by attracting significant new customers including major regional jewelry wholesalers and distributors such as Jin Tian Zun Jewelry Co., Ltd and Jin Jue Jewelry Co., Ltd in Tianjin Municipality; Wuxi Yunlin Jewelry Co., Ltd in Jiangsu Province; and Hangzhou Xinya Jewelry Co., Ltd and Wenzhou Jiang Bin Ming Hao Jewelry Co., Ltd in Zhejiang Province. In addition, we worked closely with our partner, the China Jewelry Institute, to custom design new gold gift products for both corporate and individual clients, which were well received at a national industry show held in Shenzhen during the period.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 increased to $148.7 million, an increase of $94.2 million, or 173%, from $54.5 million for the same period in 2010. The increase was primarily due to the increased price of gold and the concurrent increase in the amount of gold purchased for Branded Production to meet the higher sales volumes in the category.  Of the $94.2 million increase, approximately $81.1 million was attributable to increases in Branded Production, and approximately $13.1 million was due to the increased price of gold.

Gross Profit

Gross profit for the three months ended March 31, 2011 increased to $8.97 million, an increase of $2.95 million, or 49%, from $6.02 million for the same period in 2010. Accordingly, gross margin for the three months ended March 31, 2011 was 5.7%, compared to 9.9% for the same period in 2010.

The decrease in gross profit margins was primarily due to the change mix in product mix. Branded Production results in far lower gross margins as compared with Customized Production. For the three months ended March 2011, 50.6% of gold processed was for Branded Production as opposed to 28.6% for the same period in 2010. The shift resulted primarily from us putting the additional $20 million of capital we raised from the public offering into production.  On a comparable basis, we have successfully made efforts to improve the margin. In Customized Production where no gold cost is involved, we have made more revenue per unit of production.

We expect gross margins to improve over the balance of 2011 as a higher percentage of sales for the balance of the year are expected to be derived from higher margin products such as MGold, and investment related products.

Product mix for the three months ended March 31, 2011 and March 31, 2010 is as follows:

		Metric Tons	% of Total	Rev ($ Million)	% of Total	Rev ($)/Gram
Q1-2011	Total	7.52	100.0%	$157.71	100.0%	$20.97
	Branded	3.80	50.6%	$152.01	96.4%	$39.99
	Customized	3.72	49.4%	$5.70	3.6%	$1.53

Q1-2010	Total	5.95	100.0%	$60.51	100.0%	$10.17
	Branded	1.70	28.6%	$54.46	90.0%	$32.04
	Customized	4.25	71.4%	$6.05	10.0%	$1.42

Year over Year		Metric Tons	Change	Rev ($ Million)	Change	Rev ($)/Gram Change
2011 vs. 2010	Total	1.57	26.4%	$97.20	160.6%	$10.80
	Branded	2.10	123.6%	$97.55	179.1%	$7.95
	Customized	-0.53	-12.5%	$(0.35)	-5.7%	$0.11

Expenses

Total operating expenses for the three months ended March 31, 2011 were $1.3 million, an increase of $0.9  million, or 232.7%, from $0.4 million for the same period in 2010. The increase in operating expenses was primarily due increased professional servicing fees (auditing and legal) attributable primarily to the fact that  we became listed on the NASDAQ Capital Market, as well as increased sales expenses attributable to our expanded business operations and higher operating expenses in the United States (included, but not limited to, increased filing fees, investor relations fees and insurance premiums).

Interest expenses were $0.08 million for the three months ended March 31, 2011, a decrease of $0.05 million or 38%, from $0.13 million for same period in 2010. The decrease in interest expense was primarily a result of a decrease of average loan balance for the three months ended March 31, 2011 as we paid off loans from Xinye Bank

The provision for income tax expense was approximately $2.03 million for three months ended March 31, 2011, an increase of $0.67 million, or 49.4%, from approximately $1.36 million for the same period in 2010. The increase was primarily due to our increase in gross profit.

Net Income

Net income attributable to common stockholders increased to $5.29 million for the three months ended March 31, 2011 from $3.95 million for the same period in 2010, an increase of $1.34 million, or 34% as result of the matters described above

Cash Flows

Net cash provided by (used in) operating activities.

Net cash used in operating activities was $22 million for the three months ended March 31, 2011, compared to net cash provided by operating activities of $7.4 million for the same period in 2010. This decrease was primarily because we had purchased a significant amount of gold during the three month period ended March 31, 2011 with capital raised to meet high demands for our product.

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

Net cash used in investing activities amounted to $39,500 for the three months ended March 31, 2010, compared to net cash used in investing activities of $11,217 for the three months ended March 31, 2010. The slight increase in net cash used in investing activities was as a result of a small increase in the purchase of property and equipment.

Analysis and Expectations.  Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to only small increases in the amount of equipment we purchased. We do not expect that cash used in investing activities will increase significantly in the short term future.

Net cash provided by (used in) financing activities.

Net cash provided by financing activities was $20.2 million for the three months ended March 31, 2011, compared to net cash provided by financing activities of $0 for the three months ended March 31, 2010. The change was the result of public offering of 7.2 million shares of common stock in January 2011.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of March 31, 2011, we had $7.26 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations, through borrowing of short-term bank loans, generally with a term of one year as well as through public offering in the capital market.

At the end of March 31, 2011, we had outstanding short-term loans with banks in an aggregate amount of $6.1 million with a weighted average interest rate of 5.5755% from Shanghai Pudong Development Bank due in May. Our loans from Shanghai Pudong Development Bank were paid off in full and then refinanced in the same principal amounts and the same terms. Our loans are secured by buildings, plant and machinery and/or guaranteed by non-affiliates. The amounts outstanding under these bank loans are presented in our financial statements as “short term loans.” In China, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature.

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, our wholly owned subsidiaries, Dragon Lead and Wuhan Vogue-Show and Wuhan Kingold, our 95.83% contractually controlled affiliate. The non-controlling interests represent the minority stockholders’ 4.17% proportionate share of the results of Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. The value of finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead. We continually evaluate the composition of our inventories assessing the turnover of our products. To minimize the adverse effect of fluctuating gold prices, we lock in the price that we pay for gold only when customer places an order and when the customer has advanced a down payment equal to 20-30% of the overall order. Accordingly, we do not make any reserve for inventory obsolescence.

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

We did not recognize any impairment loss in 2009, 2010 or the three-month period ended March 31, 2011. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and this could result in future impairment losses.

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

Foreign Currency Exchange Rate Risk

Given that substantially all of our revenues are generated in Chinese RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past three years, RMB has appreciated 9.5% against the USD (from 1 USD = 7.2946 RMB on January 1st , 2008 to 1 USD = 6.56489 RMB on March 31, 2011). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our notes payable to banks for short-term borrowings as of March 31, 2011 were approximately $6.1 million and interest expense paid for the years ended March 31, 2011 were $ 83,648. We expect the interest will increase slightly when we renew the loan agreement as the central bank of China has raised the baseline rates over the past couple of months.

At the end of March 31, 2011, our weighted average interest rate was 5.5755%. We currently have no interest rate hedge positions in place to reduce our exposure to interest rates.

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

Item 4.	Controls and Procedures

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

As disclosed in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2010, during our review of our financial statements and results for the 2010 fiscal year, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified an internal control matter that rose to the level of a material weakness. Consequently, our Chief Executive Officer and Chief Financial Officer concluded at such time that our disclosure controls and procedures were not effective at December 31, 2010.  As a result of that assessment, we identified the following internal control over financial reporting matter that rose to the level of a material weakness:

▪
We did not maintain effective controls over the identification, recording, independent review and oversight of non routine transactions and accounting estimates, and the evaluation of the application of generally accepted accounting principles relating to complex accounting matters.

Despite having taken numerous steps aimed at remediation of this material weakness during the first three months of 2011, as more thoroughly described below in the section titled “Remediation Plan,” based on the evaluation of our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we believe that the material weakness in our internal control over financial reporting  has not yet been fully remedied.  Accordingly, we have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of March 31, 2011.

Remediation Plan

In an effort to remediate the material weakness described above, and to enhance our internal control over financial reporting, during the first quarter of 2011, we continued to implement the remediation initiatives outlined in the section titled “Remediation Plan” in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2010.  More specifically, we hired an external consultant to provide, on a regular basis, independent review and oversight of non routine transactions and accounting estimates, and the evaluation of the application of generally accepted accounting principles relating to complex accounting matters on a regular basis.  Going forward, we plan to continue to devote significant resources to remediating and improving our internal controls, including hiring additional accounting and internal control consultants, internal audit and finance staff, upgrading our systems, and implementing more rigorous financial and management controls related to financial reporting, journal entry approval, supporting documentation and account reconciliation.

Management believes that the measures that we implemented during the three months ended March 31, 2011 to remediate the material weakness in our internal control over financial reporting, have had a positive effect on our internal control over financial reporting.  Furthermore, management anticipates that these measures and other ongoing enhancements will continue to have a positive impact on our internal control over financial reporting in future periods.  Notwithstanding such efforts, the material weakness described above will not be fully remediated until the new controls operate for a sufficient period of time.  Management believes that once fully implemented, these new control processes and procedures will remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control

Other than the changes that were implemented during the three months ended March 31, 2011, discussed above in the section titled “Remediation Plan,” there were no changes to our internal control over financial reporting in the period ended March 31, 2011 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting. The discussion above under the section titled “Remediation Plan” includes descriptions of the material planned changes to our internal control over financial reporting that are reasonably likely to materially affect our company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description
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

* Filed Herein

 Kingold’s Periodic Report on Form 10-Q for the period ended March 31, 2011, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer