Form 10-Q
period 2011-06-30
KINGOLD JEWELRY, INC.
filed 2011-08-09
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of August 5, 2011, there were 49,903,666 shares of common stock outstanding, par value $0.001.

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
•
other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward looking statement, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,544,671	$9,151,536
Restricted cash	-	-
Accounts receivable	999,803	1,165,760
Inventories	89,469,020	55,426,830
Other current assets and prepaid expenses	47,455	72,215
Deferred offering costs	-	666,364
Value added tax recoverable	5,585,593	3,853,647
Total Current Assets	101,646,541	70,336,352

PROPERTY AND EQUIPMENT, NET	13,034,637	13,332,416

OTHER ASSETS
Other assets	149,364	146,222
Intangible assets, net	508,801	503,824
Total other assets	658,165	650,046
TOTAL ASSETS	$115,339,343	$84,318,814

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Short term loans	$-	$6,058,486
Related party Loan	928,300	-
Other payables and accrued expenses	757,895	1,715,431
Income tax payable	2,989,975	2,185,112
Other taxes payable	79,762	545,221
Total Current Liabilities	4,755,932	10,504,250

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 49,903,666 and 42,531,994 shares issued and outstanding as of June 30, 2011 and December 31, 2010	49,904	42,532
Additional paid-in capital	52,283,515	31,901,832
Retained earnings
Unappropriated	47,383,726	33,744,244
Appropriated	1,030,017	967,543
Accumulated other comprehensive income	7,409,640	5,409,876
Total Stockholders' Equity	108,156,802	72,066,027

Noncontrolling interest	2,426,609	1,748,536
Total Equity	110,583,411	73,814,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,339,343	$84,318,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

NET SALES	$252,110,375	$107,843,982	$409,822,842	$168,356,310

COST OF SALES
Cost of sales	(239,331,156)	(100,568,471)	(387,792,284)	(154,782,581)
Depreciation	(321,430)	(276,269)	(606,637)	(555,084)
Total cost of sales	(239,652,586)	(100,844,740)	(388,398,921)	(155,337,665)

GROSS PROFIT	12,457,789	6,999,242	21,423,921	13,018,645

OPERATING EXPENSES
Selling, general and administrative expenses	606,674	742,564	1,760,706	1,125,566
Stock compensation expenses	72,500		195,000
Depreciation	198	29,614	32,112	56,277
Amortization	2,908	2,769	5,781	5,538
Total Operating Expenses	682,280	774,947	1,993,599	1,187,381

INCOME FROM OPERATIONS	11,775,509	6,224,295	19,430,322	11,831,264

OTHER INCOME (EXPENSES)
Other income	18,007	2,294	18,007	4,052
Interest income	-	1,126	-	2,307
Interest expense	(35,660)	(116,250)	(119,308)	(232,910)
Fees to guarantor of short term loans	-	(18,318)	-	(36,626)
Other expenses		-	-	-
Total Other Expenses, net	(17,653)	(131,148)	(101,301)	(263,177)

INCOME FROM OPERATIONS BEFORE TAXES	11,757,856	6,093,147	19,329,020	11,568,087

PROVISION FOR INCOME TAXES	(2,968,290)	(1,590,197)	(4,993,894)	(2,946,095)

NET INCOME	$8,789,566	$4,502,950	$14,335,126	$8,621,992
Less: net income attribute to the noncontrolling interest	(379,767)	(198,934)	(633,170)	(369,084)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,409,799	$4,304,016	$13,701,956	$8,252,908

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	1,388,519	393,852	2,044,668	453,174
Less: foreign currency translation gains attributable to noncontrolling interest	(29,395)	(7,754)	(44,904)	(9,155)
Foreign currency translation gains attributable to common stockholders	1,359,124	386,098	1,999,764	444,019

COMPREHENSIVE INCOME	$9,768,923	$4,690,114	$15,701,720	$8,696,927

Earnings per share
Basic	0.17	0.10	$0.28	0.20
Diluted	0.16	0.10	$0.27	0.19
Weighted average number of shares
Basic	49,894,874	41,766,404	49,081,372	41,766,404
Diluted	50,998,367	44,469,481	50,512,081	44,469,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT  OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,335,126	$8,621,992
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation	638,749	611,361
Amortization of intangible assets	5,781	5,538
Share based compensation	195,000	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	188,819	237,022
Inventories	(32,475,123)	(12,822,975)
Other current assets and prepaid expenses	47,859	(110,191)
Value added tax recoverable	(1,630,262)	188,703
Increase (decrease) in:
Other payables and accrued expenses	(260,449)	379,370
Income tax payable	749,234	285,799
Other taxes payable	(471,711)	(192,738)
Value added tax payable	-	-
Net cash (used in) operating activities	(18,676,977)	(2,796,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(61,185)	(16,198)
Net cash (used in) investing activities	(61,185)	(16,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	-	1,465,044
Proceeds from bank loans	-	5,860,174
Repayments of bank loans	(6,117,812)	(5,860,174)
Proceeds from related party loan	2,141,234
Repayments of related party loan	(1,223,562)
Net proceeds from stock issuance in public offering	20,144,255	-
Net proceeds from exercise of warrants	49,800
Net cash provided by financing activities	14,993,915	1,465,044

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	137,382	26,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,606,865)	(1,320,867)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,151,536	7,964,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,544,671	$6,643,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$120,416	$232,910
Cash paid for income tax	$4,244,660	$2,705,810

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Kingold Jewelry, Inc., our wholly owned subsidiaries, Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”), as well as Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”), our 95.83% contractually controlled affiliate. The non-controlling interests represent the minority stockholders' 4.17% proportionate share of the results of Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. We did not record a provision for obsolete inventories as of either June 30, 2011 or December 31, 2010.

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

Revenue recognition

Net sales are primarily composed of sales of products to wholesale and retail customers, as well as fees generated from Customized Production. In Customized Production, a customer supplies us with the raw materials and we create products per the their instructions, whereas in Branded Production we purchase gold directly once a customer has placed an order. We recognize revenues under the FASB Codification Topic 605 ("ASC Topic 605"). Pursuant to this guidance, revenue is recognized when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer, (ii) the contracted for services have been performed, (iii) the fees to be paid under the agreement are either fixed or determinable and (iv) our collection of such fees is reasonably assured. These criteria, as related to our revenues, are considered to have been met as follows:

Sales of products

We recognize revenue on sales of products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized Production fees

We also provide Customized Production services to our customers based on fixed-price contracts. We recognize services-based revenue from such contracts when: (i) the contracted for services have been performed, (ii) the customer has approved the completion of the services, (iii) an invoice has been issued and (iv) collectability is deemed probable. The revenues from Customized Production services made up approximately 1.98% of the total revenue recognized during the six months ended June 30, 2011, compared to approximately 3.98% for the six months ended June 30, 2010.

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

We record interest and penalties as a general and administrative expense. The statute of limitations for our U.S. federal income tax returns and certain state income tax returns remain open for tax years 2007 and after. As of June 30, 2011, the tax year ended December 31, 2005 through December 31, 2010 for our PRC subsidiaries remain open for statutory examination by the PRC tax authorities.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Foreign currency translation

We, as well as our wholly owned subsidiary, Dragon Lead, maintain accounting records in the United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

Our principal country of operations is the PRC. The financial position and results of our operations are determined using RMB, the local currency, as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income.”

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

	June 30,	December 31,
	2011	2010

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.46343	$1=RMB 6.60231

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.5383	$1=RMB 6.76816

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

NOTE 3 — INVENTORIES, NET

Inventories as of June 30, 2011 and December 31, 2010 consisted of the following:

	As of
	June 30,	December 31,
	2011	2010
Raw materials	$10,294,194	$16,480,224
Work-in-progress	37,813,117	25,095,026
Finished goods	41,361,709	13,851,580
Less: provision for obsolescence	-	-
Total inventory	$89,469,020	$55,426,830

For the six months ended June 30, 2011 and 2010, no provision for obsolete inventories was recorded by us.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of June 30, 2011 and December 31, 2010:

	As of
	June 30,	December 31,
	2011	2010
Buildings	$1,906,494	$1,866,391
Plant and machinery	18,354,826	17,948,927
Motor vehicles	76,060	39,927
Office and electric equipment	564,748	546,614
Subtotal	20,902,128	20,401,859
Less: accumulated depreciation	(7,867,491)	(7,069,443)

Property and equipment, net	$13,034,637	$13,332,416

Depreciation expenses for the six months ended June 30, 2011 and 2010 were $638,749 and $611,361, respectively. Depreciation expenses for the three months ended June 30, 2011 and 2010 were $321,628 and $305,883, respectively

NOTE 5 — INCOME TAXES

We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

We were incorporated in the United States and incurred net operating loss for income tax purpose for 2011 and 2010. We have loss carry forwards of approximately $2,931,375 for U.S. income tax purposes available for offset against future taxable U.S. income, expiring in 2031. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of June 30, 2011 was $996,668. The net change in the valuation allowance was an increase of $221,113.

Dragon Lead was incorporated in the BVI, and under the current laws of the BVI, income earned is not subject to income tax.

Wuhan Vougue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate was 25% for the periods ended June 30, 2011 and 2010.

We do not have any deferred tax assets or liabilities from our foreign operations.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — INCOME TAXES – (continued)

Significant components of the income tax provision were as follows for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	2,968,290	1,590,197	4,993,894	2,946,095
	2,968,290	1,590,197	4,993,894	2,946,095

Deferred tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	-	-
	-	-	-	-

Income tax provision	$2,968,290	$1,590,197	$4,993,894	$2,946,095

Income from continuing operations before income taxes were allocated between the United States and foreign components for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

United States	$(221,837)	$9,325	$(650,331)	$9,325
Foreign	11,979,693	6,083,822	19,979,351	11,558,762
	11,757,856	6,093,147	19,329,020	11,568,087

ASC 740-10 clarifies the accounting and reporting of income taxes recognized in the financial statements and provides how tax benefits may be recognized. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized in subsequent periods. On January 1, 2007, we adopted the provisions of this topic. As of June 30, 2011 and December 31, 2010, we had no unrecognized tax benefits.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — INCOME TAXES – (continued)

The following table reconciles the U.S. statutory rates to our effective rate for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30,
	2011	2010
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income tax	25%	25%
Non-deductible expenses	1%	-
Effective tax rate	26%	25%

NOTE 6 — EARNINGS PER SHARE

As of June 30, 2011, we had warrants outstanding for the acquisition of 2,689,761 shares of our common stock. Of such warrants, 125,000 warrants were issued in 2008, with an exercise price of $1.196, and 2,376,601 warrants were issued in 2009, with an exercise price of $0.996. In January 2011, we issued 150,000 warrants with an exercise price of $3.25, and 144,000 warrants with an exercise price of $3.99. As of June 30, 2011, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than market price. They are not included in weighted average shares calculation. The following table presents a reconciliation of basic and diluted net income per share:

	For the three months Ended		For the six months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income attributable to Common stockholders	$8,409,799	$4,304,016	$13,701,956	$8,252,908

Weighted average number of common shares outstanding - Basic	49,894,874	41,766,404	49,081,372	41,766,404
Effect of dilutive securities:
Unexercised warrants	1,103,493	2,703,077	1,430,709	2,703,077
Weighted average number of common shares outstanding - Diluted	50,998,367	44,469,481	50,512,081	44,469,481

Earnings per share-Basic	$0.17	$0.10	$0.28	$0.20

Earnings per share-Diluted	$0.16	$0.10	$0.27	$0.19

 NOTE 7 — STOCKHOLDERS’ EQUITY

In January 2011, we raised a total of $22,968,000 by issuing 7,200,000 shares of our common stock through a public offering at $3.19 per share. After deducting the underwriting discounts, commissions and the offering expenses of $2,823,745, we received net proceeds of $20,144,255.

From January through March 2011, we issued 71,672 shares as a result of warrants that had been exercised (See Note 8 - Warrants).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 7 — STOCKHOLDERS’ EQUITY – (continued)

In April, 2011, we issued 100,000 shares to Baytree Capital Associates, LLC (“Baytree”) for its consulting services (See Note 10- Related party transactions).

As of August 5, 2011, we had 49,903,666 shares of common stock issued and outstanding and warrants outstanding to purchase up to 2,795,601 shares of our common stock.

On March 24, 2011, our Board of Directors voted to adopt the 2011 Stock Incentive Plan, or the Plan, subject to shareholder approval at our 2011 annual shareholders’ meeting.

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

The plan and the conditional option grants remain subject to shareholder approval.

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

In connection with the public offering, we signed a stock purchase option agreement with Rodman & Renshaw, LLC (“Rodman”) as representative of other individuals designated by Rodman in connection with the underwriting agreement on January 13, 2011. In the aggregate, Rodman and its designees have the right to purchase up to 144,000 shares at an exercise price of $3.99 per share. The options expire on January 13, 2016.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 206%, risk free interest rate 1.54% and expected term of 4 years for warrants to private placement agent. The fair value of the warrants was $411,643, and such amount is classified in the equity section as an offset to additional paid-in capital.

Following is a summary of the status of warrants activities as of June 30, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years

Outstanding, January 1, 2011	2,584,839	$1.04	3.70
Granted	294,000	$3.61	4.38
Forfeited
Exercised	83,238

Outstanding, June 30, 2011	2,795,601	$1.28	3.52

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Escrowed share arrangement

In accordance with the Securities Purchase Agreement entered into on December 29, 2009 in connection with the private placement, a majority stockholder of Dragon Lead, entered into a make good escrow agreement with the other investors, pursuant to which the majority stockholder agreed to place a total of 1,895,609 of its beneficially owned shares of common stock in escrow in order to secure our obligations under the Securities Purchase Agreement to achieve certain after-PRC-tax net income targets for fiscal years 2009, 2010 and 2011 ("Make Good Escrow Shares"). Those targets are RMB65 million, RMB100 million and RMB150 million in after-PRC-tax net income for the fiscal years ended December 31, 2009, 2010 and 2011, respectively. In the event that we are not able to achieve the net income targets, we are obligated to transfer 1,895,609 shares of common stock to the private placement investors on a pro-rata basis. Of the 33,104,234 shares of common stock issued in the share exchange, 1,895,609 shares have been deposited by the majority stockholder of Dragon Lead into escrow to secure these obligations.

As the performance threshold was met for fiscal years 2010 and 2009, the 631,869 escrowed shares were returned for 2009, and the second 631,870 escrowed shares were returned for 2010. The remaining shares 631,870 will be released upon the conclusion of fiscal year 2011 if the performance thresholds for fiscal year 2011 are met.

NOTE 10 – SHORT TERM LOANS

As of June 30, 2011, we had the following short term loans outstanding:
	As of
	30-Jun	December 31,
	2011	2010

Loan Payable to Pudong Development Bank	$-	$6,058,486

Total short term loans	$-	$6,058,486

On May 17, 2011, our outstanding loans from Pudong Development Bank became due, and were paid off in full. The one year loan had an interest rate of 5.5755%, and was guaranteed by our buildings, plants and machinery.

Our interest expense for the three months ended June 30, 2011 and 2010 was $35,660 and $116,250, respectively. Fees paid to a third party guarantor for those periods were $0 and $18,318, respectively.

Our interest expense for the six months ended June 30, 2011 and 2010 was $119,308 and $232,910, respectively. Fees paid to a third party guarantor for those periods were $0 and $36,626, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

In April 2010, we signed a one and half year service contract with Baytree, which is controlled by one of our shareholders. According to the service contract, we are to issue 100,000 shares every six months after services are performed within the term of the agreement. In total, 300,000 shares will be issued. On December 14, 2010 and April 8, 2011, the first and second 100,000 shares were issued, respectively. The fair value of this common stock compensation is based on the closing stock price on the date at which the Baytree’s performance is complete. For the three months ended June 30, 2011, $122,500 of stock compensation expense was recognized based on our stock price as of June 30, 2011.

As of May 17, 2011, our outstanding loans from Pudong Development Bank became due, and were paid off in full. Upon payment, in order to assist with our short term working capital needs, we received a short term loan from Wuhan Cancer Management Co., Ltd., or Wuhan Cancer Management, a newly formed consulting entity aimed at developing hospitals throughout Wuhan. Our Chairman and Chief Executive Officer, Zhihong Jia, is the majority investor in Wuhan Cancer Management. The loan contained a payment on demand provision, and carried zero interest. As of June 30, 2011, there was $928,300 outstanding under the loan. As of the date of this Report, the loan has been paid off in its entirety.

NOTE 12- CONCENTRATIONS AND RISKS

We maintain certain bank accounts in the PRC and BVI which are not protected by FDIC insurance or other insurance.  The cash balance held in our PRC bank accounts was $5,372,295 and $9,107,491 as of June 30, 2011 and December 31, 2010, respectively. The cash balance held in our BVI bank accounts was $98,423 and $37,057 as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, we cash balances of $ 73,953 and $ 6,989 in our United States bank accounts, none of which was in excess of FDIC insurance limits

During the periods ended June 30, 2011 and 2010, almost 100% of our assets were located in the PRC and 100% of our revenues were derived within the PRC.

Our principal raw material is gold, which accounted for 100% and 97.79% of our total purchases of raw materials for the six months ended June 30, 2011 and 2010, respectively. We purchase gold directly and solely from The Shanghai Gold Exchange, the largest gold trading platform in the PRC.

NOTE 13- NONCONTROLLING INTEREST

Non-controlling interest represents the minority stockholders’ 4.17% proportionate share of the results of Wuhan Kingold.  A reconciliation of non-controlling interest as of June 30, 2011 and December 31, 2010 are as follows:

	As of
	June 30, 2011	December 31, 2010
Beginning Balance	$1,748,536	$820,254
Proportionate share of Net Income	633,169	877,067
Foreign currency translation gain	44,904	51,215
Ending Balance	$2,426,609	$1,748,536

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

Results of Operations

The following table sets forth information from our statements of operations (unaudited) for the three and six months ended June 30, 2011 and 2010 in U.S. dollars:

KINGOLD JEWELRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

NET SALES	$252,110,375	$107,843,982	$409,822,842	$168,356,310

COST OF SALES
Cost of sales	(239,331,156)	(100,568,471)	(387,792,284)	(154,782,581)
Depreciation	(321,430)	(276,269)	(606,637)	(555,084)
Total cost of sales	(239,652,586)	(100,844,740)	(388,398,921)	(155,337,665)

GROSS PROFIT	12,457,789	6,999,242	21,423,921	13,018,645

OPERATING EXPENSES
Selling, general and administrative expenses	606,674	742,564	1,760,706	1,125,566
Stock compensation expenses	72,500		195,000
Depreciation	198	29,614	32,112	56,277
Amortization	2,908	2,769	5,781	5,538
Total Operating Expenses	682,280	774,947	1,993,599	1,187,381

INCOME FROM OPERATIONS	11,775,509	6,224,295	19,430,322	11,831,264

OTHER INCOME (EXPENSES)
Other income	18,007	2,294	18,007	4,052
Interest income	-	1,126	-	2,307
Interest expense	(35,660)	(116,250)	(119,308)	(232,910)
Fees to guarantor of short term loans	-	(18,318)	-	(36,626)
Total Other Expenses, net	(17,653)	(131,148)	(101,301)	(263,177)

INCOME FROM OPERATIONS BEFORE TAXES	11,757,856	6,093,147	19,329,020	11,568,087

PROVISION FOR INCOME TAXES	(2,968,290)	(1,590,197)	(4,993,894)	(2,946,095)

NET INCOME	$8,789,566	$4,502,950	$14,335,126	$8,621,992
Less: net income attribute to the noncontrolling interest	(379,767)	(198,934)	(633,170)	(369,084)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,409,799	$4,304,016	$13,701,956	$8,252,908

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	1,388,519	393,852	2,044,668	453,174
Less: foreign currency translation gains attributable to noncontrolling interest	(29,395)	(7,754)	(44,904)	(9,155)
Foreign currency translation gains attributable to common stockholders	1,359,124	386,098	1,999,764	444,019

COMPREHENSIVE INCOME	$9,768,923	$4,690,114	$15,701,720	$8,696,927

Three and Six Month Period Ended June 30, 2011 Compared to the Three and Six Month Period Ended June 30, 2010

Net Sales

Net sales for the three months ended June 30, 2011 increased to $252.1 million, an increase of $144.3 million, or 133.8%, from net sales of $107.8 million for the three months ended June 30, 2010. The increase in net sales was primarily driven by increased Branded Production as well as by the increase in the price of gold. Of the $144.3 million increase in net sales, approximately $125.2 million was attributable to increased Branded Production and approximately $19.1 million to the increase in the price of gold. In Branded Production, where we purchase gold directly only once a customer has placed an order, and thus we include the cost of gold in our cost of goods sold. Contrastingly, in Customized Production, where customers supply us with the raw materials, the cost of gold is not included in the cost of goods sold.

Net sales for the six months ended June 30, 2011 increased to $409.8 million, an increase of $241.5 million, or 143.4%, from net sales of $168.3 million for the six months ended June 30, 2010. The increase in net sales was primarily driven by increased Branded Production as well as by the increase in the price of gold. Of the $241.5 million increase in net sales, approximately $211.2 million was attributable to increased Branded Production and approximately $30.3 million to the increase in the price of gold.

More specifically, the increase in net sales was mainly attributable to the fact that we raised approximately $20 million in net proceeds from the public offering that closed in mid-January and used the full amount to purchase gold used to increase Branded Production. The gold purchased with these funds was put into production at the end of January and was in full production as of the end of the second quarter. As a result, Branded Production increased substantially from 4.69 metric tons for the six months ended June 30, 2010 to 9.55 metric tons for the six months ended June 30, 2011. In our Branded Production category the cost of gold is passed through to our clients and recorded as a part of sales

In the second quarter of 2011, we opened two new showrooms / distribution centers - one in Shenzhen and another in Beijing - which we believe will help to increase our sales in two major jewelry markets in China for the remainder of 2011. Additionally, during the second quarter, we expanded our operations into the fast growing gold investment segment.

 Along these lines, we signed agreements with two major Chinese national banks – the Bank of Communications and China Merchant Bank. This new business is still in the experimental stage and has not yet had a major impact on our revenue. Management has been quite encouraged by the initial results and favorable feedback from customers, and intends to continue our expansion in this segment throughout the remainder of 2011.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 increased to $239.6 million, an increase of $138.8 million, or 137.6%, from $100.8 million for the same period in 2010. The increase was primarily due to the increased price of gold and the concurrent increase in the amount of gold purchased for Branded Production to meet the higher sales volumes in the category. Of the $138.8 million increase, approximately $119.5 million was attributable to the increase in Branded Production, and approximately $19.3 million was due to the increased price of gold.

Cost of sales for the six months ended June 30, 2011 increased to $388.4 million, an increase of $233.1 million, or 150%, from $155.3 million for the same period in 2010. The increase was primarily due to the increased price of gold and the concurrent increase in the amount of gold purchased for Branded Production to meet the higher sales volumes in the category. Of the $233.1 million increase, approximately $202.6 million was attributable to the increase in Branded Production, and approximately $30.5 million was due to the increased price of gold.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2011 increased to $12.46 million, an increase of $5.46 million, or 78%, from $7.0 million for the same period in 2010. Accordingly, gross margin for the three months ended June 30, 2011 was 4.9%, compared to 6.5% for the same period in 2010.

Gross profit for the six months ended June 30, 2011 increased to $21.42 million, an increase of $8.41 million, or 64.6%, from $13.0 million for the same period in 2010. Accordingly, gross margin for the six months ended June 30, 2011 was 5.2%, compared to 7.7% for the same period in 2010.

The decrease in gross profit margins was primarily due to the change in product mix. Branded Production results in far lower gross margins as compared to Customized Production. For the three months ended June 30, 2011, 56.7% of gold processed was used in Branded Production as opposed to 51.9% for the same period in 2010. The shift resulted primarily from us putting the additional $20 million of capital we raised from the public offering into production.

We expect gross margins to improve over the remainder of 2011 as a higher percentage of sales for the balance of the year are expected to be derived from higher margin products such as MGold and investment related gold products.

The product mix for the three months ended June 30, 2011 and June 30, 2010 is as follows:

		Metric Tons	% of Total	Rev ($) Million	% of Total Rev	Rev($) / Gram
Q2-2011	Total	10.14	100.0%	252.11	100.0%	24.9
	Branded	5.75	56.7%	241.98	96.0%	42.1
	Customized	4.39	43.3%	10.14	4.0%	2.3

Q2-2010	Total	5.76	100.0%	107.75	100.0%	18.7
	Branded	2.99	51.9%	100.76	93.5%	33.7
	Customized	2.77	48.1%	7.00	6.5%	2.5

Q2 2011 vs.
Q2 2010		Metric Tons	% Change	Rev ($) Million	% Change	Rev($) / Gram
YOY	Total	4.38	76%	144.36	134%	6.16
	Branded	2.75	92%	141.22	140%	8.45
	Customized	1.63	59%	3.14	45%	-0.22

Expenses

Total operating expenses for the three months ended June 30, 2011 were $0.68 million, a decrease of $0.1 million, or 12%, from $0.77 million for the same period in 2010.

Total operating expenses for the six months ended June 30, 2011 were $2 million, an increase of $0.8 million, or 67.9%, from $1.2 million for the same period in 2010. The increase was due to the fact that, in the first three months of 2011, we incurred numerous one time expenses related to our public offering, such as listing fees, advisory fees and related insurance costs.

Interest expenses were $0.04 million for the three months ended June 30, 2011, a decrease of $0.08 million or 69.3%, from $0.12 million for same period in 2010. The decrease in interest expense was primarily a result of a decrease in the average loan balance outstanding during the three months ended June 30, 2011. As of May 17, 2011, our short term loans from Pudong Development Bank became due and were paid off in their entirety. While Pudong Development Bank has offered to renew these loans beginning in August 2011, given the increase in interest rates throughout the PRC, the loans, if management chooses to renew, would come at a higher interest rate.

Interest expenses were $0.12 million for the six months ended June 30, 2011, a decrease of $0.11 million or 48.8%, from $0.23 million for same period in 2010. The decrease in interest expense was primarily a result of a decrease in the average loan balance outstanding during the six months ended June 30, 2011 as we paid off loans from Pudong Development Bank during the period.

Provision for income tax expense was approximately $2.97 million for the three months ended June 30, 2011, an increase of $1.38 million, or 86.7%, from approximately $1.59 million for the same period in 2010. The increase was primarily due to our increase in gross profit.

Provision for income tax expense was approximately $5.0 million for the six months ended June 30, 2011, an increase of $2.05 million, or 69.5%, from approximately $2.95 million for the same period in 2010. The increase was primarily due to our increase in gross profit.

Net Income

Net income attributable to common stockholders increased to $8.4 million for the three months ended June 30, 2011 from $4.3 million for the same period in 2010, an increase of $4.1 million, or 95.4% as result of the matters described above.

Net income attributable to common stockholders increased to $13.7 million for the six months ended June 30, 2011 from $8.3 million for the same period in 2010, an increase of $5.4 million, or 66% as result of the matters described above.

Cash Flows

Net cash provided by (used in) operating activities.

Net cash used in operating activities was $18.7 million for the six months ended June 30, 2011, compared to net cash used in operating activities of $2.8 million for the same period in 2010. This decrease was primarily because we purchased a significant amount of gold during the six  month period ended June 30, 2011 with the capital that we raised in the January offering in order to meet an increase in demand for our products.

Analysis and Expectations.  Our net cash from operating activities can fluctuate significantly due to changes in our inventories. Other factors that may vary significantly include our accounts payable and accrued expenses, purchases of gold and income taxes. Going forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and the other factors described above change with increased production and the purchase of larger quantities of raw materials. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we expand. Although we expect net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular quarter.

 Net cash provided by (used in) investing activities.

Net cash used in investing activities amounted to $61,185 for the six months ended June 30, 2011, compared to net cash used in investing activities of $16,198 for the six months ended June 30, 2010. The slight increase in net cash used in investing activities was as a result of a small increase in the purchase of property and equipment.

Analysis and Expectations.  Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to the small increase in the amount of equipment that we purchased. We do not expect that cash used in investing activities will increase significantly in the near future.

Net cash provided by (used in) financing activities.

Net cash provided by financing activities was $15.0 million for the six months ended June 30, 2011, compared to net cash provided by financing activities of $1.5 million for the six months ended June 30, 2010. The change was the result of the proceeds raised in our public offering of 7.2 million shares of common stock and the repayment of our loan from Pudong Development Bank.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of June 30, 2011, we had $5.5 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations, through borrowing of short-term bank loans, generally with a term of one year as well as through a public offering.

As of June 30, 2011, we paid off a short-term loan with a principal amount of $6.1 million from Pudong Development Bank.

Our business is dependent upon consumer demand for gold products which may be affected by economic changes in China. In response to the recent global economic downturn, the Chinese government has taken preemptive actions to stimulate the PRC economy, implementing a series of policies aimed at boosting domestic consumer spending. Management believes that these government policies have increased the demand for 24K gold products. Accordingly, since the end of 2007, we have shifted our production from other jewelry manufacturing to focus exclusively on 24K gold jewelry design and manufacturing to meet this demand. We expect this increased demand to continue over the next 12 months, and our long term strategy is now focused on the design, production and sales of 24K gold jewelry and gold investment products for major banks in China.

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

We did not recognize any impairment loss in 2009, 2010 or the six-month period ended June 30, 2011. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and this could result in future impairment losses.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that substantially all of our revenues are generated in Chinese RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past three years, RMB has appreciated 9.5% against the USD (from 1 USD = 7.2946 RMB on January 1st, 2008 to 1 USD = 6.4634 RMB on June 30, 2011). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

As of June 30, 2011, following the repayment of our loan from Pudong Development Banks, we did not have any short term borrowings. Our interest expense for the six month period ended June 30, 2011 was $119,308, and for the three month period ended June 30, 2011, was $35,660.

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

 Despite having taken numerous steps aimed at remediation of this material weakness during the first six months of 2011, as more thoroughly described below in the section titled “Remediation Plan,” based on the evaluation of our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we believe that the material weakness in our internal control over financial reporting  has not yet been fully remedied.  Accordingly, we have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of June 30, 2011.

Remediation Plan

In an effort to remediate the material weakness described above, and to enhance our internal control over financial reporting, during the first two quarters of 2011, we continued to implement the remediation initiatives outlined in the section titled “Remediation Plan” in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2010.  More specifically, we hired an external consultant to provide, on a regular basis, independent review and oversight of non routine transactions and accounting estimates, and the evaluation of the application of generally accepted accounting principles relating to complex accounting matters on a regular basis.  Going forward, we plan to continue to devote significant resources to remediating and improving our internal controls, including hiring additional accounting and internal control consultants, internal audit and finance staff, upgrading our systems, and implementing more rigorous financial and management controls related to financial reporting, journal entry approval, supporting documentation and account reconciliation.

Management believes that the measures that we implemented during the six months ended June 30, 2011 to remediate the material weakness in our internal control over financial reporting, have had a positive effect on our internal control over financial reporting.  Furthermore, management anticipates that these measures and other ongoing enhancements will continue to have a positive impact on our internal control over financial reporting in future periods.  Notwithstanding such efforts, the material weakness described above will not be fully remediated until the new controls operate for a sufficient period of time.  Management believes that once fully implemented, these new control processes and procedures will remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control

Other than the changes that were implemented during the six months ended June 30, 2011, discussed above in the section titled “Remediation Plan,” there were no changes to our internal control over financial reporting in the period ended June 30, 2011 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting. The discussion above under the section titled “Remediation Plan” includes descriptions of the material planned changes to our internal control over financial reporting that are reasonably likely to materially affect our company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2011, we issued 100,000 shares of common stock to Baytree pursuant to the terms of that certain Consulting Agreement dated April 7, 2010 between us and Baytree. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act or 1933, as amended.

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

3.8	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed Herein

 Kingold’s Periodic Report on Form 10-Q for the period ended June 30, 2011, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and
Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal
Accounting Officer