Form 10-Q/A
period 2011-06-30
KINGOLD JEWELRY, INC.
filed 2011-08-09
CIK 1089531

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

Explanatory Note

Kingold Jewelry, Inc. is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on August 9, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION
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

* Previously furnished

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