Form 10-Q
period 2011-09-30
KINGOLD JEWELRY, INC.
filed 2011-11-09
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2011

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

As of November 8, 2011, there were 50,198,816 shares of common stock outstanding, par value $0.001.

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
•
adverse conditions in the industries in which our customers operate, including a general economic downturn, a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,234,596	$9,151,536
Accounts receivable	183,971	1,165,760
Inventories	103,944,981	55,426,830
Other current assets and prepaid expenses	21,373	72,215
Deferred offering costs	-	666,364
Value added tax recoverable	5,528,161	3,853,647
Total Current Assets	112,913,082	70,336,352

PROPERTY AND EQUIPMENT, NET	12,871,691	13,332,416

OTHER ASSETS
Other assets	151,215	146,222
Intangible assets, net	512,149	503,824
Total other assets	663,364	650,046
TOTAL ASSETS	$126,448,137	$84,318,814

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$-	$6,058,486
Related party Loan	410,508	-
Other payables and accrued expenses	990,281	1,715,431
Income tax payable	3,328,474	2,185,112
Other taxes payable	63,759	545,222
Total Current Liabilities	4,793,022	10,504,251

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 50,098,816 and 42,531,994 shares issued and outstanding as of September 30, 2011 and December 31, 2010	50,099	42,532
Additional paid-in capital	52,345,820	31,901,832
Retained earnings
Unappropriated	56,655,477	33,744,244
Appropriated	1,071,974	967,543
Accumulated other comprehensive income	8,693,843	5,409,876
Total Stockholders' Equity	118,817,213	72,066,027

Noncontrolling interest	2,837,902	1,748,536
Total Equity	121,655,115	73,814,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,448,137	$84,318,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

NET SALES	$210,710,516	$169,706,497	$620,533,358	$338,062,808

COST OF SALES
Cost of sales	(196,453,806)	(160,792,165)	(584,246,090)	(315,574,745)
Depreciation	(265,488)	(277,204)	(872,125)	(832,288)
Total cost of sales	(196,719,294)	(161,069,369)	(585,118,215)	(316,407,033)

GROSS PROFIT	13,991,222	8,637,128	35,415,143	21,655,775

OPERATING EXPENSES
Selling, general and administrative expenses	789,820	1,007,909	2,550,526	2,133,475
Stock compensation expenses	62,500	670,440	257,500	670,440
Depreciation	66,214	30,665	98,325	86,942
Amortization	3,000	2,792	8,781	8,330
Total Operating Expenses	921,533	1,711,806	2,915,133	2,899,187

INCOME FROM OPERATIONS	13,069,689	6,925,322	32,500,010	18,756,588

OTHER INCOME (EXPENSES)
Other income	227	14,882	18,234	18,934
Interest income	5,758	926	5,758	3,232
Interest expense	-	(135,638)	(120,811)	(405,174)
Other expenses		(1,469)	-	(1,469)
Total Other Expenses, net	5,985	(121,299)	(96,818)	(384,477)

INCOME FROM OPERATIONS BEFORE TAXES	13,075,674	6,804,023	32,403,192	18,372,111

PROVISION FOR INCOME TAXES	(3,353,879)	(1,979,290)	(8,347,773)	(4,925,385)

NET INCOME	$9,721,795	$4,824,733	$24,055,419	$13,446,726

OTHER COMPREHENSIVE INCOME
Foreign currency translation gains	1,288,912	895,092	3,333,579	1,348,266

COMPREHENSIVE INCOME	11,010,707	5,719,825	27,388,998	14,794,992
Less: Comprehensive income attribute to the noncontrolling interest	(411,292)	(266,989)	(1,089,366)	(645,228)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,599,415	$5,452,836	$26,299,632	$14,149,764

Earnings per share
Basic	$0.19	$0.11	$0.47	$0.31
Diluted	$0.18	$0.10	$0.46	$0.29
Weighted average number of shares
Basic	49,998,706	41,861,457	49,391,647	41,798,205
Diluted	50,744,359	44,248,740	50,480,880	44,185,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)
	For the nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,055,419	$13,446,726
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation	970,450	919,230
Amortization of intangible assets	8,781	8,330
Share based compensation	257,500	670,440
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,010,099	158,509
Inventories	(46,100,293)	(17,902,549)
Other current assets and prepaid expenses	51,215	(348,268)
Value added tax recoverable	(1,525,536)	1,603,596
Increase (decrease) in:
Other payables and accrued expenses	(740,083)	997,823
Income tax payable	1,056,705	678,071
Other taxes payable	(494,451)	(193,280)
Net cash provided by (used in) operating activities	(21,450,194)	38,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(64,723)	(24,862)
Net cash (used in) investing activities	(64,723)	(24,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	-	1,469,160
Deferred offering costs	666,364	(125,994)
Proceeds from bank loans	-	5,876,639
Repayments of bank loans	(6,194,845)	(5,876,639)
Proceeds from related party loan	2,574,082	-
Repayments of related party loan	(2,168,196)	-
Net proceeds from stock issuance in public offering	20,144,255	-
Net proceeds from exercise of warrants	49,800	-
Net cash provided by financing activities	15,071,460	1,343,166

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	526,517	162,992

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,916,940)	1,519,924

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,151,536	7,964,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,234,596	$9,484,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$121,933	$357,198
Cash paid for income tax	$7,291,068	$4,267,965

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting service	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

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

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. We did not record a provision for obsolete inventories as of either September 30, 2011 or December 31, 2010.

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

Customized Production fees

We also provide Customized Production services to our customers based on fixed-price contracts. We recognize services-based revenue from such contracts when: (i) the contracted for services have been performed, (ii) the customer has approved the completion of the services, (iii) an invoice has been issued and (iv) collectability is deemed probable. The revenues from Customized Production services made up approximately 1.98% of the total revenue recognized during the nine months ended September 30, 2011, compared to approximately 3.98% for the nine months ended September 30, 2010.

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

We record interest and penalties as a general and administrative expense. The statute of limitations for our U.S. federal income tax returns and certain state income tax returns remain open for tax years 2007 and after. As of September 30, 2011, the tax year ended December 31, 2005 through December 31, 2010 for our PRC subsidiaries remain open for statutory examination by the PRC tax authorities.

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

	September 30,	December 31,
	2011	2010

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.3842	$1=RMB 6.60231

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.4570	$1=RMB 6.76816

NOTE 3 — INVENTORIES, NET

Inventories as of September 30, 2011 and December 31, 2010 consisted of the following:

	As of
	September 30,	December 31,
	2011	2010
Raw materials	$14,333,748	$16,480,224
Work-in-progress	48,916,553	25,095,026
Finished goods	40,694,680	13,851,580
Less: provision for obsolescence	-	-
Total inventory	$103,944,981	$55,426,830

For the nine months ended September 30, 2011 and 2010, no provision for obsolete inventories was recorded by us.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2011 and December 31, 2010:

	As of
	September 30,	December 31,
	2011	2010
Buildings	$1,930,130	$1,866,391
Plant and machinery	18,584,454	17,948,927
Motor vehicles	77,003	39,927
Office and electric equipment	572,478	546,614
Subtotal	21,164,065	20,401,859
Less: accumulated depreciation	(8,292,374)	(7,069,443)

Property and equipment, net	$12,871,691	$13,332,416

Depreciation expense for the nine months ended September 30, 2011 and 2010 were $970,450 and $919,230, respectively. Depreciation expense for the three months ended September 30, 2011 and 2010 were $331,701 and $307,869, respectively

NOTE 5 — INCOME TAXES

We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

We were incorporated in the United States and have incurred net operating loss for income tax purpose for 2011 and 2010. Kingold had loss carry forwards of approximately $3,274,975 for U.S. income tax purposes available for offset against future taxable U.S. income, expiring in 2031. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. This deferred tax asset valuation allowance as of September 30, 2011 was $1,113,491. This net change in the valuation allowance was an increase of $337,936.

Dragon Lead was incorporated in the BVI, and under the current laws of the BVI, income earned is not subject to income tax.

Wuhan Vougue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate was 25% for the three and nine months ended September 30, 2011 and 2010.

We do not have any deferred tax assets or liabilities from our foreign operations.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — INCOME TAXES – (continued)

Significant components of the income tax provision were as follows for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	3,353,879	1,979,290	8,347,773	4,925,385
	3,353,879	1,979,290	8,347,773	4,925,385

Deferred tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	-	-
	-	-	-	-

Income tax provision	$3,353,879	$1,979,290	$8,347,773	$4,925,385

Income from continuing operations before income taxes were allocated between the United States and foreign components for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

United States	$(343,600)	$(890,455)	$(993,931)	$(881,131)
Foreign	13,419,274	7,694,478	33,397,123	19,253,242
	13,075,674	6,804,023	32,403,192	18,372,111

ASC 740-10 clarifies the accounting and reporting of income taxes recognized in the financial statements and provides how tax benefits may be recognized. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized in subsequent periods. On January 1, 2007, we adopted the provisions of this topic. As of September 30, 2011 and December 31, 2010, we had no unrecognized tax benefits.

We recognize interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. We file income tax returns with the U.S. Federal Government, as well as the State of Delaware, and we file returns in the foreign jurisdictions of the BVI and the PRC. With few exceptions, we were subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2008.

Our foreign subsidiaries also file income tax returns with both the National Tax Bureau (with our branches in Wuhan) and the Local Tax Bureaus (Wuhan Municipal Tax Bureau). We are subject to income tax examinations by these foreign tax authorities. We have passed all tax examinations by both National and Local tax authorities since our inception in 2002.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — INCOME TAXES – (continued)

The following table reconciles the U.S. statutory rates to our effective rate for the three months ended September 30, 2011 and 2010:

	For the nine months ended
	September 30,
	2011	2010
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income tax	25%	25%
Non-dedcutible expenses	1%	2%

Effective tax rate	26%	27%

NOTE 6 — EARNINGS PER SHARE

As of September 30, 2011, we had warrants outstanding for the acquisition of 2,689,761 shares of our common stock. Of such warrants, 125,000 warrants were issued in 2008, with an exercise price of $1.196, and 2,376,601 warrants were issued in 2009, with an exercise price of $0.996. In January 2011, we issued 150,000 warrants with an exercise price of $3.25, and 144,000 warrants with an exercise price of $3.99. As of September 30, 2011, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than average market price. They are not included in weighted average shares calculation. The following table presents a reconciliation of basic and diluted net income per share:

	For the three months Ended		For the nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income attributable to Common stockholders	$9,315,211	$4,577,132	$23,015,664	$12,830,042

Weighted average number of common shares outstanding - Basic	49,998,706	41,861,457	49,391,647	41,798,205

Effect of dilutive securities:
Unexercised warrants	745,653	2,387,283	1,089,233	2,387,283

Weighted average number of common shares outstanding - Diluted	50,744,359	44,248,740	50,480,880	44,185,488

Earnings per share-Basic	$0.19	$0.11	$0.47	$0.31

Earnings per share-Diluted	$0.18	$0.10	$0.46	$0.29

 NOTE 7 — STOCKHOLDERS’ EQUITY

In January 2011, we raised a total of $22,968,000 by issuing 7,200,000 shares of our common stock through a public offering at $3.19 per share. After deducting underwriting discounts, commissions and offering expenses of $2,823,745, we received net proceeds of $20,144,255.

From January through March 2011, we issued 71,672 shares as a result of warrants that had been exercised (See Note 8 - Warrants).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 — STOCKHOLDERS’ EQUITY – (continued)

In April 2011, we issued 100,000 shares to Baytree Capital Associates, LLC (“Baytree”) for its consulting services (See Note 10- Related party transactions).

In August 2011, we issued 195,150 shares as a result of warrant exercises (See Note 8 - Warrants).

As of September 30, 2011, we had 50,098,816 shares of common stock issued and outstanding and warrants outstanding to purchase up to 2,745,400 shares of our common stock.

On March 24, 2011, our Board of Directors voted to adopt the 2011 Stock Incentive Plan, or the Plan, subject to shareholder approval at our 2011 annual shareholders’ meeting. The Plan and the conditional option grants previously approved by our Compensation Committee were ratified by our shareholders at our 2011 annual meeting on October 31, 2011.

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

On January 21, 2011, 12,728 warrants (2009 warrants) were exercised at an exercise price of $0.996, and 8,280 shares were issued. Pursuant to the cashless exercise provision, an additional 4,448 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 12,728 warrants.

On March 9, 2011, 20,510 warrants (2009 warrants) were exercised at an exercise price of $0.996 and 13,392 shares were issued. Pursuant to the cashless exercise provision, an additional 7,118 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 20,510 warrants.

On August 15, 2011, 337,350 warrants (2009 warrants) were exercised at exercise price $0.996 and 171,831 shares were issued. Pursuant to the cashless exercise provision, an additional 165,519 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 337,350 warrants.

On August 25, 2011, 50,201 Warrants (2009 warrants) were exercised at exercise price of $0.996 and 195,150 shares were issued. Pursuant to the cashless exercise provision, an additional 7,118 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 50,201 warrants.

In connection with our January 2011 public offering, we issued 150,000 warrants with an exercise price of $3.25 to Wallington Investment Holdings Ltd. on January 13, 2011. All of these warrants are exercisable for five years from the issuance date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 206%, risk free interest rate of 1.93%, and expected term of 5 years. The fair value of the warrants was $473,205, and such amount is classified in the equity section as an offset to additional paid-in capital.

In connection with the public offering, we signed a stock purchase option agreement with Rodman & Renshaw, LLC (“Rodman”), as representative of certain individuals designated by Rodman in connection with the underwriting agreement on January 13, 2011. In the aggregate, Rodman and its designees have the right to purchase up to 144,000 shares at an exercise price of $3.99 per share. The options expire on January 13, 2016. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 206%, risk free interest rate of 1.54% and expected term of 4 years. The fair value of the warrants was $411,643, and such amount is classified in the equity section as an offset to additional paid-in capital.

Following is a summary of the status of warrants activities as of September 30, 2011:

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2011	2,584,839	$1.01	3.95
Granted	294,000	$3.61	4.38
Forfeited	-	-	-
Exercised	470,789	-	-
Outstanding, September 30, 2011	2,408,050	1.33	3.28

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

NOTE 10 – SHORT TERM LOANS

As of September 30, 2011, we had the following short term loans outstanding:

	As of
	September 30,	December 31,
	2011	2010

Loan payable to Pufa bank, Jiangan branch	$-	$6,058,486

Total short term loans	$-	$6,058,486

On May 17, 2011, our outstanding loans from Pudong Development Bank became due, and were paid off in full. The one year loan had an interest rate of 5.5755%, and was guaranteed with our buildings, plants and machinery.

Our interest expense for the three months ended September 30, 2011 and 2010 was $120,811 and $405,174, respectively.

Our interest expense for the nine months ended September 30, 2011 and 2010 was $119,308 and $232,910, respectively. Fees paid to a third party guarantor for those periods were $0 and $135,638, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

In April 2010, we signed a one and half year service contract with Baytree, which is controlled by one of our shareholders. According to the service contract, we are to issue 100,000 shares every six months after services are performed within the term of the agreement. In total, 300,000 shares will be issued. On December 14, 2010 and April 8, 2011, the first and second 100,000 shares were issued, respectively. The fair value of this common stock compensation is based on the closing stock price on the date at which the Baytree’s performance is complete. For the nine months ended September 30, 2011, $257,500 of stock compensation expense was recognized based on our stock price on March 31, 2011, June 30, 2011 and September 30, 2011.

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

In the third quarter, we obtained a short-term loan with no interest from Wuhan Cancer Management Co., Ltd.  As of September 30, 2011, the balance due to Wuhan Cancer Management Co., Ltd was $410,508 and is due on demand.

NOTE 12- CONCENTRATIONS AND RISKS

We maintain certain bank accounts in the PRC and BVI which are not protected by FDIC insurance or other insurance.  The cash balance held in the PRC bank accounts was $1,673,257 and $9,107,491 as of September 30, 2011 and December 31, 2010, respectively. The cash balance held in the BVI bank accounts was $48,296 and $37,057 as of September 30, 2011 and December 31, 2010, respectively.   As of September 30, 2011 and December 31, 2010, the Company held $132,985 and $6,989 of cash balances within the United States of which none was in excess of FDIC insurance limits.

During the nine months ended September 30, 2011 and 2010, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from companies located in the PRC.

Our principal raw material used during the year is gold which accounted for 100% and 97.79% of the Company's total purchases for the nine months ended September 30, 2011 and 2010, respectively. The Company purchased gold directly and solely from The Shanghai Gold Exchange ("SGE"), the largest gold trading platform in the PRC.

NOTE 13- NONCONTROLLING INTEREST

Non-controlling interest represents the minority stockholders’ 4.17% proportionate share of the results of Wuhan Kingold.  A reconciliation of non-controlling interest as of September 30, 2011 and December 31, 2010 are as follows:

	As of
	September 30, 2011	December 31, 2010
Beginning Balance	$1,748,536	$820,254
Proportionate share of Net Income	1,039,754	877,067
Foreign currency translation gain	49,612	51,215
Ending Balance	$2,837,902	$1,748,536

The balance of 4.17% of the equity interest in Wuhan Kingold was held by Beijing Shouchuang Investment Co. Ltd, a PRC State Owned Enterprise, until August 2011 when it sold through public auction its 4.17% interest in Wuhan Kingold.  Mr. Yang Wen was the ultimate purchaser of the 4.17% equity interest in Wuhan Kingold.  Such transaction had no impact on the financial statements set forth in this Report.  Subsequently, on or about October 20, 2011, Mr. Yang Wen became party to the following VIE agreements between Wuhan Kingold and Wuhan Vogue-Show: Shareholders’ Voting Proxy Agreement, Purchase Option Agreement, and Pledge of Equity Agreement; and Wuhan Kingold and Wuhan Vogue-Show also entered into the Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement.  Following execution of these VIE agreements, Vogue-Show has entered into a series of agreements with Wuhan Kingold and shareholders holding 100% of the outstanding equity of Wuhan Kingold under which Wuhan Kingold has agreed to pay 100% of its after-tax profits to Vogue-Show and shareholders owning 100% of Wuhan Kingold’s shares have pledged their equity interest and delegated their voting power in Wuhan Kingold to Vogue-Show.  Kingold has agreed it will fairly remunerate Mr. Yang Wen for voluntarily entering into the VIE agreements. The Company cannot at this time predict the amount or type of remuneration to be paid to Mr. Yang Wen. Such remuneration could consist of an issuance of Kingold common stock during the fourth quarter of 2011 or the first quarter of 2012. Kingold will engage a third-party valuation firm to provide professional services and advice in this regard.

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

We have sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material (24K gold), plus a mark-up reflecting our design and processing fees. Typically this mark-up ranges from 4-6% of the price of the base material.

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

Results of Operations

The following table sets forth information from our statements of income (unaudited) for the three and nine months ended September 30, 2011 and 2010 in U.S. dollars:

KINGOLD JEWELRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

NET SALES	$210,710,516	$169,706,497	$620,533,358	$338,062,808

COST OF SALES
Cost of sales	(196,453,806)	(160,792,165)	(584,246,090)	(315,574,745)
Depreciation	(265,488)	(277,204)	(872,125)	(832,288)
Total cost of sales	(196,719,294)	(161,069,369)	(585,118,215)	(316,407,033)

GROSS PROFIT	13,991,222	8,637,128	35,415,143	21,655,775

OPERATING EXPENSES
Selling, general and administrative expenses	789,820	1,007,909	2,550,526	2,133,475
Stock compensation expenses	62,500	670,440	257,500	670,440
Depreciation	66,214	30,665	98,325	86,942
Amortization	3,000	2,792	8,781	8,330
Total Operating Expenses	921,533	1,711,806	2,915,133	2,899,187

INCOME FROM OPERATIONS	13,069,689	6,925,322	32,500,010	18,756,588

OTHER INCOME (EXPENSES)

Other income	227	14,882	18,234	18,934
Interest income	5,758	926	5,758	3,232
Interest expense	-	(135,638)	(120,811)	(405,174)
Other expenses		(1,469)	-	(1,469)
Total Other Expenses, net	5,985	(121,299)	(96,818)	(384,477)

INCOME FROM OPERATIONS BEFORE TAXES	13,075,674	6,804,023	32,403,192	18,372,111

PROVISION FOR INCOME TAXES	(3,353,879)	(1,979,290)	(8,347,773)	(4,925,385)

NET INCOME	$9,721,795	$4,824,733	$24,055,419	$13,446,726

OTHER COMPREHENSIVE INCOME
Foreign currency translation gains	1,288,912	895,092	3,333,579	1,348,266

COMPREHENSIVE INCOME	11,010,707	5,719,825	27,388,998	14,794,991
Less: Comprehensive income attribute to the noncontrolling interest	(411,292)	(266,989)	(1,089,366)	(645,227)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	10,599,415	5,452,836	26,299,632	14,149,764

Three and Nine Month Period Ended September 30, 2011 Compared to the Three and Nine Month Period Ended September 30, 2010

Net Sales

Net sales for the three months ended September 30, 2011 increased to $210.7 million, an increase of $41 million, or 24.2%, from net sales of $169.7 million for the three months ended September 30, 2010. The increase in net sales was primarily driven by the increase in the price of gold.  In Branded Production, we purchase gold directly only once a customer has placed an order, and thus we include the cost of gold in our cost of goods sold. In Customized Production, where customers supply us with the raw materials, the cost of gold is not included in the cost of goods sold.

Net sales for the nine months ended September 30, 2011 increased to $620.5 million, an increase of $282.5 million, or 83.6%, from net sales of $338.1 million for the nine months ended September 30, 2010. The increase in net sales was primarily driven by increased Branded Production as well as by the increase in the price of gold. Of the $282.5 million increase in net sales, approximately $138.2 million was attributable to increased Branded Production and approximately $144.4 million to the increase in the price of gold.

More specifically, the increase in net sales in the nine months ended September 30, 2011 was mainly attributable to the fact that we raised approximately $20 million in net proceeds from the public offering that closed in mid-January and used the full amount to purchase gold used to increase Branded Production. The gold purchased with these funds was put into production at the end of January and was in full production as of the end of the second quarter. As a result, Branded Production increased substantially from 9.47 metric tons for the nine months ended September 30, 2010 to 13.72 metric tons for the nine months ended September 30, 2011. In Branded Production, the cost of gold is passed through to our clients and recorded as a part of sales.

In the second quarter of 2011, we opened two new showrooms / distribution centers, one in Shenzhen and another in Beijing, that service wholesale distributors and retailers (not end consumers). Sales for the distribution center in Shenzhen has reached $34.4 million while sales for the distribution center in Beijing has reached $14.5 for the three months ended September 30, 2011.

We signed agreements with two major Chinese national banks, the Bank of Communications and China Merchant Bank, to enter the investment gold business, which primarily include gold coins, bars and certain gold gift products. This new business is still in the experimental stage and has not yet had a major impact on our revenue. Sales for the banking business have totaled $29 million for the nine months ending September 30, 2011. We are expecting that sales for banking business will accelerate once the national rolling out is in full speed.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 increased to $196.5 million, an increase of $35.7 million, or 22.2%, from $160.8 million for the same period in 2010. The increase was primarily due to the increased price of gold.

Cost of sales for the nine months ended September 30, 2011 increased to $584.2  million, an increase of $268.7 million, or 85.1%, from $315.6 million for the same period in 2010. The increase was primarily due to the increased price of gold and the concurrent increase in the amount of gold purchased for Branded Production to meet the higher sales volumes in the category. Of the $268.7 million increase, approximately $176.1 million was attributable to the increase in Branded Production, and approximately $92.5 million was due to the increased price of gold.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2011 increased to $14 million, an increase of $5.35 million, or 62%, from $8.6 million for the same period in 2010. Accordingly, gross margin for the three months ended September 30, 2011 was 6.6%, compared to 5.1% for the same period in 2010.

Gross profit for the nine months ended September 30, 2011 increased to $35.4 million, an increase of $13.76 million, or 63.54%, from $21.6 million for the same period in 2010. Accordingly, gross margin for the nine months ended September 30, 2011 was 5.7%, compared to 6.4% for the same period in 2010.

The product mix for the three months ended September 30, 2011 and September 30, 2010 is as follows:

		Metric Tons	% of Total	Rev ($) Million	% of Total Rev	Rev($) / Gram
Q3-2011	Total	6.61	100.0%	210.7	100.0%	31.9
	Branded	4.33	65.5%	208.3	98.9%	48.1
	Customized	2.28	34.5%	2.4	1.1%	1.1

Q3-2010	Total	7.54	100.0%	169.7	100.0%	22.5
	Branded	4.78	63.4%	167.0	98.4%	34.9
	Customized	2.76	36.6%	2.7	1.6%	1.0

		Metric Tons	% of Total	Rev ($) Million	% of Total Rev	Rev($) / Gram
January-September, 2011	Total	24.27	100.0%	620.5	100.0%	25.6
	Branded	13.87	57.2%	602.3	97.1%	43.4
	Customized	10.39	42.8%	18.3	2.9%	1.8

January-September, 2010	Total	19.26	100.0%	338.0	100.0%	17.5
	Branded	9.48	49.2%	322.2	95.3%	34.0
	Customized	9.78	50.8%	15.8	4.7%	1.6

Expenses

Total operating expenses for the three months ended September 30, 2011 were $0.92 million, a decrease of $0.8 million, or 46.2%, from $1.71 million for the same period in 2010. The decrease was primarily due to one-time expenses incurred in the third quarter of 2010 related to the public listing.

Total operating expenses for the nine months ended September 30, 2011 were $2 .915 million, an increase of $0.015 million, or 0.55%, from $2.9 million for the same period in 2010.  In the nine months ending September 30, 2011, we incurred numerous one time expenses related to our public offering of 7.2 million shares, such as listing fees, advisory fees and related insurance costs.

Interest expense was zero for the three months ended September 30, 2011, a decrease of $0.136 million from $0.136 million for same period in 2010. As of May 17, 2011, our short term loans from Pudong Development Bank became due and were paid off in their entirety.

Interest expenses were $0.121 million for the nine months ended September 30, 2011, a decrease of $0.284 million or 70.18%, from $0.405 million for same period in 2010. The decrease in interest expense was primarily a result of a decrease in the average loan balance outstanding during the nine months ended September 30, 2011 as we paid off loans from Pudong Development Bank during the period.

Provision for income tax expense was approximately $3.35 million for the three months ended September 30, 2011, an increase of $1.37 million, or 69.45%, from approximately $1.98 million for the same period in 2010. The increase was primarily due to our increase in gross profit.

Provision for income tax expense was approximately $8.35 million for the nine months ended September 30, 2011, an increase of $3.42 million, or 69.48%, from approximately $4.93 million for the same period in 2010. The increase was primarily due to our increase in gross profit.

Net Income

Net income attributable to common stockholders increased to $9.3 million for the three months ended September 30, 2011 from $4.6 million for the same period in 2010, an increase of $4.7 million, or 103.5% as result of the matters described above.

Net income attributable to common stockholders increased to $23 million for the nine months ended September 30, 2011 from $12.8 million for the same period in 2010, an increase of $10.2 million, or 79.4% as result of the matters described above.

Cash Flows

Net cash provided by (used in) operating activities.

Net cash used in operating activities was $21.45 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $0.038 million for the same period in 2010. This decrease was primarily because we purchased a significant amount of gold during the nine month period ended September 30, 2011 with the capital that we raised in the January offering in order to meet an increase in demand for our products.

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

Net cash used in investing activities amounted to $64,723 for the nine months ended September 30, 2011, compared to net cash used in investing activities of $24,862 for the nine months ended September 30, 2010. The slight increase in net cash used in investing activities was as a result of a small increase in the purchase of property and equipment.

Analysis and Expectations.  Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to the small increase in the amount of equipment that we purchased. We do not expect that cash used in investing activities will increase significantly in the near future.

Net cash provided by (used in) financing activities.

Net cash provided by financing activities was $15.07 million for the nine months ended September 30, 2011, compared to net cash provided by financing activities of $1.34 million for the nine months ended September 30, 2010. The change was the result of the proceeds raised in our public offering of 7.2 million shares of common stock and the repayment of our loan from Pudong Development Bank.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of September 30, 2011, we had $3.2 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations, through borrowing of short-term bank loans, generally with a term of one year as well as through a public offering.

As of September 30, 2011, we paid off a short-term loan with a principal amount of $6.1 million from Pudong Development Bank.

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

The ability of Vogue-Show to pay dividends may be restricted due to the PRC’s foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute any dividends outside of China due to PRC exchange control regulations. Accordingly, Vogue-Show’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

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

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. The value of finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead. We continually evaluate the composition of our inventories assessing the turnover of our products. To minimize the adverse effect of fluctuating gold prices, we lock in the price that we pay for gold only when customer places an order. Accordingly, we do not make any reserve for inventory obsolescence.

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

We did not recognize any impairment loss in 2009, 2010 or the six-month period ended September 30, 2011. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and this could result in future impairment losses.

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

Foreign Currency Exchange Rate Risk

Given that substantially all of our revenues are generated in Chinese RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past three years, RMB has appreciated 9.5% against the USD (from 1 USD = 7.2946 RMB on January 1st, 2008 to 1 USD = 6.3842 RMB on September 30, 2011). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

As of September 30, 2011, following the repayment of our loan from Pudong Development Banks, we did not have any short term borrowings.

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

Despite having taken numerous steps aimed at remediation of this material weakness during the first nine months of 2011, as more thoroughly described below in the section titled “Remediation Plan,” based on the evaluation of our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we believe that the material weakness in our internal control over financial reporting  has not yet been fully remedied.  Accordingly, we have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of September 30, 2011.

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

Management believes that the measures that we implemented during the nine months ended September 30, 2011 to remediate the material weakness in our internal control over financial reporting, have had a positive effect on our internal control over financial reporting.  Furthermore, management anticipates that these measures and other ongoing enhancements will continue to have a positive impact on our internal control over financial reporting in future periods.  Notwithstanding such efforts, the material weakness described above will not be fully remediated until the new controls operate for a sufficient period of time.  Management believes that once fully implemented, these new control processes and procedures will remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control

Other than the changes that were implemented during the nine months ended September 30, 2011, discussed above in the section titled “Remediation Plan,” there were no changes to our internal control over financial reporting in the period ended September 30, 2011 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting. The discussion above under the section titled “Remediation Plan” includes descriptions of the material planned changes to our internal control over financial reporting that are reasonably likely to materially affect our company’s internal control over financial reporting.

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

3.8	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010)
10.1	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement dated October 20, 2011 by and between Vogue-Show and Wuhan Kingold
10.2	Shareholders’ Voting Proxy Agreement dated October 20, 2011 by and between Vogue-Show, Wuhan Kingold and shareholders of Wuhan Kingold
10.3	Purchase Option Agreement dated October 20, 2011 by and between Vogue-Show, Wuhan Kingold and shareholders of Wuhan Kingold
10.4	Pledge of Equity Agreement dated October 20, 2011 by and between Vogue-Show and shareholders of Wuhan Kingold
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed Herein

 Kingold’s Periodic Report on Form 10-Q for the period ended September 30, 2011, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and
Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal
Accounting Officer