Form 10-K
period 2011-12-31
KINGOLD JEWELRY, INC.
filed 2012-03-26
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KINGOLD JEWELRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-15819	13-3883101
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $46,106,700 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of March 23, 2012 was 53,107,343.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement relating to the 2012 Annual Meeting of Stockholders.

2011 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a general economic downturn, a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;
•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;
•	our ability to manage growth;
•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;
•	our ability to integrate acquired businesses;
•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;
•	our ability to retain and attract senior management and other key employees;
•	any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;
•	changes in PRC or U.S. tax laws;
•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;
•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;
•	our ability to protect our intellectual property rights;

ii

•	the risk of an adverse outcome in any material pending and future litigations;
•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;
•	the success of our research and development activities;
•	our ability to comply with environmental laws and regulations; and
•	other risks, including those described in the “Risk Factors” discussion of this annual report.

We undertake no obligation to update any such forward looking statement, except as required by law.

iii

PART I

ITEM 1. BUSINESS

Our Business

Through a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, we believe that we are one of the leading professional designers and manufacturers of high quality 24 Karat gold jewelry and Chinese ornaments. We are also engaged in developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the Peoples Republic of China. We offer a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants. We have built a partnership with the Jewelry Institute of China University of Geosciences to help us design new products.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this mark-up is approximately- around 3% of the price of the base material.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

In view of the fast growth in investment gold business sector, we have signed agreements with leading banks in China such as Bank of Communication and China Merchant Bank etc. to sell gold bars and coins and other products through bank branches. We tested this business model in 2011 and expect it to be a meaningful contribution to our business in 2012. We anticipate the investment gold business will become an increasingly important part of our future business.

We are located in Wuhan which is one of the largest cities in China. We produced approximately 30 tons of 24K gold products in 2011, as compared to 26 tons of 24K gold products in 2010.

Industry and Market Overview

The Global Market

Global demand for gold in 2011 rose to 4,067.1 tons worth an estimated US$205.5 billion — the first time that global demand has exceeded US$200 billion and the highest tonnage level since 1997, according to the World Gold Council’s Gold Demand Trends. The main driver for this increase was the investment sector where annual demand was 1,640.7 tons up 5% over the previous record set in 2010 and with a value of US$82.9 billion.

The PRC Market

China’s market for jewelry and other luxury goods is expanding rapidly, in large part due to China’s rapid economic growth. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by approximately 8.7%, 10.3% and 9.2% in 2009, 2010 and 2011, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit, or EIU, private consumption has grown at a 9% compound annual growth rate, or CAGR, over the last decade.

According to the World Gold Council, in China, annual demand of 769.8 tons was up 20% year-on-year as a result of increases in both jewelry and investment gold. The largest rise was in investment gold, where demand of 258.9 tons with the value of RMB84.5 billion leaped 69%. China jewelry demand increased every quarter of last year and was the largest single jewelry market worldwide for the second half of 2011. Chinese consumers look for the very highest level of purity; more than 80% of gold jewelry in China is made from pure 24 carat gold.

In China today, gold takes centre stage in the wedding ceremony as a promise of a long and happy future together; in 2010, approximately 6.6 million brides were estimated to have received gold at the centre of their rituals. As a result over 75% of all urban Chinese women now own more than one significant piece of gold jewelry. As the Chinese economy radiates wealth into rural communities, we anticipate that levels of ownership and participation in gold jewelry will continue to rise across the nation.

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

We have a proven design capability.

We have a large and experienced in-house design team with a track record of developing products that are fashionable and well received in the jewelry market. We have built up exclusive partnership with the leading jewelry school in China — the Jewelry Institute of China University of Geosciences to help the Company design and launch new products. We are committed to further strengthening our design team and continuing to improve the quality and novelty of our products so as to capture increased market share in the high-end gold jewelry market.

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

We have expanded our capacity significantly in recent years. In 2011, we produced 24K gold jewelry and Chinese ornaments with a total weight of approximately 30 tons, as opposed to approximately 26 tons and 15.3 tons in 2010 and 2009, respectively. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately just one gram per kilogram of gold. We were certified as a “High-tech and Innovative Company” by Wuhan Science and Technology Bureau for the 2004 and 2006 biennial period.

We have been awarded 26 patents granted by the State Intellectual Property Office of the PRC, and have filed applications for three patents which have been accepted and are under review by the State Intellectual Property Office of the PRC. We have made significant investment in training and retaining our own in-house design and manufacturing team. We have an exclusive agreement with the China University of Geosciences, School of Jewelry in Wuhan, which provides us with new, unique and innovative designs by students majoring in jewelry design and jewelry processing technology. These designs are proprietary to us, so our competitors do not have access to these designs. We also provide internships to talented students at the School of Jewelry which provides us with access to the designs that we believe are best suited for strong consumer sales.

We are a member of the Shanghai Gold Exchange which has very limited membership.

We have been a member of the Shanghai Gold Exchange since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Shanghai Gold Exchange is limited. The Shanghai Gold Exchange implements a membership system and only members can buy gold through its trading system. There were approximately 166 members of the Shanghai Gold Exchange throughout China in 2011. Non-members who want to purchase gold must deal with members at a higher purchase price compared to that for members.

We have an experienced management team in the Chinese gold industry.

We have a strong and stable management team with valuable experience in the PRC jewelry industry. Zhihong Jia, Wuhan Kingold’s major shareholder and founder, has been working in this industry for more than ten years. Bin Zhao, our general manager, has over 20 years of experience in jewelry businesses administration. Other members of our senior management team all have significant experience in key aspects of our operations, including product design, manufacturing, and sales and marketing.

Our Strategy

Our goal is to be the leading designer, manufacturer of 24 Karat gold jewelry products and to become a sizable supplier of investment gold products in China. We intend to achieve our goal by implementing the following strategies:

We intend to increase our capacity.

We intend to continue to expand the production capacity with our self generated cash flow as well as bank loans. We also intend to consider sub-contracting opportunities in order to further expand capacity. Given the fragmentation of the PRC gold jewelry and design industry, we believe there may be attractive consolidation opportunities which could allow us to further increase our market share.

We plan to continue to specialize in the manufacture of 24 Karat gold jewelry.

We intend to leverage our experience in jewelry design to introduce new fashionable products with strong market recognition, such as our Mgold jewelry line of products to target the fast growing wedding market. By investing significantly in research and development, we plan to design new product lines of 24 Karat gold jewelry to meet specific needs of our target customers. By staying on top of market trends, expanding our design team and capabilities, we plan to continue to increase our revenues and market share.

We intend to further promote and improve the use of our brand recognition.

We intend to make continuous efforts in growing our brand recognition of our Kingold brand and strengthening our market. Through marketing and promotion of our high end product lines such as Mgold, we believe the credentials and reputation of our brand will be further enhanced.

We will increase the automation in our production line.

Our production lines use modern technologies and production techniques that we strive to continuously improve. We plan to increase the level of automation in our production lines, which will lower our average costs and expand our production capacity. With our entrance into investment gold market, we intend to rely more on automation process.

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

Design and Manufacturing

We have adopted a systematic approach that we believe is rigorous to product design and manufacturing. We employ a senior design team with members educated by top art schools or colleges in China including an exclusive agreement with the China University of Geosciences, School of Jewelry (Wuhan), with an average of three to five years of experience. Our design team develops and generates new ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We generally test the market potential and customer appeal of our new products and services through a wide out-reach program in specific regions prior to full commercial launch. We have a large-scale production base that includes a 74,933 square feet factory, a dedicated design, sales and marketing team, and more than 600 company-trained employees. Our production lines include automated jewelry processing equipment and procedures that we can rapidly modify to accommodate new designs and styles.

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

Sales and Marketing

Currently we have approximately 463 wholesale and retail customers covering 19 provinces in China. We have very stable relationships with our major customers who have generally increased order volume year by year. We recently opened a showroom and retail center in Wuhan where we are based. Other than that, we do not have retailsales. We also launched an online business as well as entered the TV shopping channel recently; these new channels are still in testing period and have not yet generated meaningful business yet.

Major Customers

During the year ended December 31, 2011, approximately 41% of our net sales were generated from our five largest customers as compared to 29.59% for the year ended December 31, 2010. In 2011, our showroom sales partner — Kingbest Show from Shenzhen has dramatically increased their purchase from Kingold and accounts for 18% of our total sales in 2011 and became our largest customer in 2011. We anticipant the sales to Kingbest Show will shrink significantly in 2012 as we started to pull out of the showroom sales business in Shenzhen. Our oldest customer — one of the largest customers during the past two years, Shenzhen Yuehao Jewelry Co., Ltd accounted for 7.46% of our net sales for the year ended December 31, 2011 and 6.1% for the year ended December 31, 2010.

Research and Development

We have our own Research and Development, R&D, center made up of a design group and a technical development group. In 2011, we spent $116,071 on new product development (including sponsoring design interns and recruiting top designers and technicians) and $13,619 in technology improvement. In 2010, we spent $90,000 on new product development (including sponsoring design interns and recruiting top designers and technicians) and $10,000 in technology improvement. We believe that our company is among the few jewelry manufacturers in PRC that is equipped with modern facilities and technology. Through years of research, we have developed seven techniques which have been key drivers to our competitive strength and operating success. These techniques include 99.99% gold hardening, rubber mould opening efficiency, solder-less welding, pattern carving, chain weaving, dewaxing casting, and our coloring methods. Our track record of technical innovation has resulted in the development and acquisition of industry-leading equipment. This equipment ensures that we are able to produce special patterns and styles efficiently.

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

We currently have twenty-six patents granted by the State Intellectual Property Office of the PRC, two of which expire in 2017, and twenty-one in 2019 and three in 2029.

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

Under the applicable PRC laws, supplies of precious metals such as platinum, gold and silver are highly regulated by certain government agencies, such as the People’s Bank of China (“PBOC”). The Shanghai Gold Exchange is the only PBOC authorized supplier of precious metal materials and is our primary source of supply for our raw materials, which substantially consist of precious metals. We are required to obtain and hold several membership and approval certificates from these government agencies in order to continue to conduct our business. We may be required to renew such memberships and to obtain approval certificates periodically. If we are unable to renew these periodic membership or approval certificates, it would materially affect our business operations. We are currently in good standing with these agencies.

We have also been granted independent import and export rights. These rights permit us to import and export jewelry in and out of China. With the relatively lower cost of production in China, we intend to expand into overseas markets after the launch of our China-based retail plan. We do not currently have plans to import jewelry into China.

Environment Protection

Our production facilities in Wuhan are subject to environmental regulation by both the central government of the PRC and by local government agencies. We have obtained all necessary operating permits as required from the Environmental Protection Bureau, and believe that we are in compliance with local regulations governing waste production and disposal, and that our production facilities have met the public safety requirements regarding refuse, emissions, lights, noise and radiation. Since our commencement of operations, we have not been cited for any environmental violations. Since our production process creates almost no waste water or pollution, our costs for environmental compliance have been minimal. In 2010 and 2011, our costs for environmental compliance were less than $6,000 and $5,880, respectively.

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

Employees

As of December 31, 2011, we had approximately 661 full time employees all of which are located in PRC, except for our chief financial officer. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. Our full time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $204,867 and $165,035 for the years ended December 31, 2011, and 2010, respectively. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

Effective from January 1, 2008, the PRC has introduced a new labor contract law that enhances rights for the nation’s workers, including open-ended work contracts and severance payments, such Law requires employers to enter into labor contracts with their workers in writing, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with a fixed-term contract shall be entitled to an indefinite-term contract after the fixed-term contract has been renewed twice. Although the new labor contract law would increase our labor costs, we do not anticipate there will be any significantly effects on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Vogue-Show was incorporated in the PRC as a wholly foreign owned enterprise, or WFOE, on February 16, 2009. Wuhan Kingold was incorporated in the PRC as a limited liability company on August 2, 2002 by Zhihong Jia, as the major shareholder, and Xue Su Yue who sold her shares in Wuhan Kingold to Zhihong Jia and Chen Wei in 2003. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares. Its business activities are principally the design and manufacture of gold ornaments in the PRC. Wuhan Kingold’s business license will expire on March 4, 2021 and is renewable upon expiration. The registered and paid-in capital of Wuhan Kingold is RMB120 million.

The Vogue-Show/Wuhan Kingold VIE Relationship

On June 30, 2009, Vogue-Show entered into a series of agreements with Wuhan Kingold and shareholders holding 95.83% of the outstanding equity of Wuhan Kingold under which Wuhan Kingold agreed to pay 95.83% of its after-tax profits to Vogue-Show and shareholders owning 95.83% of Wuhan Kingold’s shares have pledged their and delegated their voting power in Wuhan Kingold to Vogue-Show. Such share pledge is registered with the PRC Administration for Industry and Commerce. These agreements were subsequently amended on October 20, 2011 when the minority stockholder holding 4.17% of the equity of Wuhan Kingold became a party to the applicable VIE Agreements. Following execution of the amendments, shareholders holding 100% of the outstanding equity of Wuhan Kingold were parties to the agreements such that Wuhan Kingold has agreed to pay 100% of its after-tax profits to Vogue-Show and shareholders owning 100% of Wuhan Kingold’s shares have pledged their and delegated their voting power in Wuhan Kingold to Vogue-Show.

The VIE Agreements, which are described below, currently cover 100% of the equity interest in Wuhan Kingold and were initially created so that upon the closing of the reverse acquisition, as described below, we would be able to acquire control over Wuhan Kingold, as explained below.

These contractual arrangements enable us to:

•	exercise effective control over our variable interest entity, Wuhan Kingold;
•	receive substantially all of the economic benefits from variable interest entity, Wuhan Kingold; and
•	have an exclusive option to purchase 100% of the equity interest in our variable interest entity, Wuhan Kingold, when and to the extent permitted by PRC law.

Through such arrangement, Wuhan Kingold has become Vogue-Show’s contractually controlled affiliate. In addition, Wuhan Kingold shareholders agreed to grant Vogue-Show a ten-year option to purchase a 100% equity interest in Wuhan Kingold at a price based on an appraisal provided by an asset evaluation institution which will be jointly appointed by Vogue-Show and the Wuhan Kingold shareholders. Concurrently, Wuhan Kingold agreed to grant Vogue-Show a ten-year option to purchase all of Wuhan Kingold’s assets at a price based on an appraisal provided by an asset evaluation institution which will be jointly appointed by Vogue-Show and Wuhan Kingold.

The VIE Agreements

Our relationship with Wuhan Kingold and its shareholders are governed by a series of contractual arrangements, which agreements provide as follows.

Exclusive Management Consulting and Technical Support Agreement.  On June 30, 2009, Vogue-Show initially entered into an Exclusive Management Consulting and Technical Support Agreement with Wuhan Kingold, as subsequently amended, which agreement provided that Vogue-Show will be the exclusive provider of management consulting services to Wuhan Kingold, and obligated Vogue-Show to provide services to fully manage and control all internal operations of Wuhan Kingold, in exchange for receiving 95.83% of Wuhan Kingold’s profits. On October 20, 2011, Wuhan Kingold and Vogue-Show amended this agreement such that Wuhan Kingold is now obligated to pay 100% of its after-tax profits to Vogue-Show. Payments will be made on a monthly basis. The term of this agreement will continue until it is either terminated by mutual agreement of the parties or until such time as Vogue-Show shall acquire 100% of the equity or assets of Wuhan Kingold.

Shareholders’ Voting Proxy Agreement.  On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered into a Shareholders’ Voting Proxy Agreement authorizing Vogue-Show to exercise any and all shareholder rights associated with their ownership in Wuhan Kingold, including the right to attend and vote their shares at shareholders’ meetings, the right to call shareholders’ meetings and the right to exercise all other shareholder voting rights as stipulated in the Articles of Association of Wuhan Kingold. Following the October 20, 2011 amendment to this agreement, shareholders holding 100% of the equity interest in Wuhan Kingold have now entered into the Shareholders’ Voting Proxy Agreement. The term of this agreement will continue until it is either terminated by mutual agreement of the parties or until such time as Vogue-Show shall acquire 100% of the equity or assets of Wuhan Kingold.

Purchase Option Agreement.  On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered into a Purchase Option Agreement with Vogue-Show, which provided that Vogue-Show will be entitled to acquire such Shareholders’ shares in Wuhan Kingold upon certain terms and conditions, if such a purchase is or becomes allowable under PRC laws and regulations. The Purchase Option Agreement also grants to Vogue-Show an option to purchase all of the assets of Wuhan Kingold. Following the October 20, 2011 amendment to this agreement, shareholders holding 100% of the equity interest in Wuhan Kingold have now entered into the Purchase Option Agreement. The exercise price for either the shares or the assets are to be as determined by a qualified third party appraiser. The term of this agreement is ten years from the date thereof.

Pledge of Equity Agreement.  On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered in Pledge of Equity Agreement, pursuant to which each such shareholder pledges all of his shares of Wuhan Kingold to Vogue-Show, in order to guarantee performance under the Exclusive Management Consulting and Technical Support Agreement, Shareholders’ Voting Proxy Agreement and the Purchase Option Agreement. Following the October 20, 2011 amendment to this agreement, shareholders holding 100% of the equity interest in Wuhan Kingold have now entered into the Pledge of Equity Agreement. If Wuhan Kingold or any of its respective shareholders breaches its respective contractual obligations, Vogue-Show, as pledgee, will be entitled to certain rights, including the right to foreclose on the pledged equity interests.

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

The purpose of the reverse acquisition was to acquire control over Wuhan Kingold. We did not acquire Wuhan Kingold directly through the issuance of stock to Wuhan Kingold’s stockholders because under PRC law it is uncertain whether a share exchange would be legal. We instead chose to acquire control of Wuhan Kingold through the acquisition of Vogue Show and the VIE arrangements previously described in this annual report on Form 10-K. Certain rules and regulations in the PRC restrict the ability of non-PRC companies that are controlled by PRC residents to acquire PRC companies. There is significant uncertainty as to whether these rules and regulations require transactions of the type contemplated by our VIE arrangements, or of the type contemplated by the Call Option described below, to be approved by the PRC Ministry of Commerce, the China Securities and Regulatory Commission, or other agencies. For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see “Risk Factors — Risks Related to Doing Business in the PRC — Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock,” beginning on page 19.

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

Also, on December 23, 2009, Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin), the sole shareholder of Famous Grow and the majority shareholder of Dragon Lead prior to the closing of the reverse acquisition, entered into a call option agreement, as amended and restated, or call option, with Zhihong Jia and Bin Zhao to comply with PRC regulations that restrict PRC residents from owning offshore entities like us in direct exchange for their shares in the PRC operating company and as an inducement to encourage them to provide services to Wuhan Kingold and our company. The call option does not include a vesting schedule and continued employment is not a condition to the call option. Under the call option, as amended and restated, Fok Wing Lam Winnie granted to Zhihong Jia and Bin Zhao the right to acquire up to 100% of the shares of Famous Grow at an exercise price of $1.00, which is par value per share, or $0.001 per Famous Grow share, subject to any exercise notice at any time for a period of five years which was determined in an arm’s length negotiation with the parties. While it is the case that our PRC counsel believes that this arrangement is lawful under PRC laws and regulations, there are, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel. For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see “Risk Factors — Risks Related to Doing Business in the PRC — Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock,” beginning on page 19.

Additionally, on December 23, 2009, immediately following the closing, Famous Grow Holdings Limited, a BVI limited liability company, or Famous Grow, Dragon Lead’s majority shareholder prior to the closing, together with Zhihong Jia, our chief executive officer and founder of Wuhan Kingold and Bin Zhao, our general manager, entered into a make good escrow agreement with the investors, pursuant to which, Famous Grow deposited a total of 1,895,609 of shares of common stock into an escrow account as “make good shares.” In the event that our after-PRC-tax net income for the years ended December 31, 2009, 2010 and 2011, is less than 70% of RMB 65.0 million, RMB 100.0 million and RMB 150.0 million, respectively, as set forth in the make good escrow agreement, part or all of the escrowed make good shares will be transferred to private placement investors on pro rata basis. Pursuant to the Make Good Escrow Agreement, all shares out of 1,895,609 shares are no longer subject to the escrow. Our after-PRC-tax net income for the year ended December 31, 2011 exceeded 70% of RMB 150.0 million and therefore, no “make good shares” were transferred as of December 31, 2011.

The following diagram illustrates our corporate structure as of the date of this annual report:

Notes:

(1)	Famous Grow is owned by Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin). Pursuant to a Call Option Agreement, our founder, chairman and chief executive officer Zhihong Jia, and general manager and director, Bin Zhao, have a right to collectively acquire 100% of the ownership of Famous Grow.
(2)	Wuhan Kingold is 55.31% owned by Zhihong Jia, our founder, chairman and chief executive officer, 1.67% owned by Bin Zhao, our general manager and director, with the balance of 43.02% owned by a total of 45 other shareholders, who are all PRC citizens. All of Wuhan Kingold’s shareholders have entered into the VIE agreements.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2011 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

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

If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue expansion plans, or obtain funds through strategic alliances that may require us to relinquish certain rights.

Our ability to maintain or increase our revenue could be harmed if we are unable to strengthen and maintain our brand image.

We believe that primary factors in facilitating customer buying decisions in China’s jewelry sector include price, confidence in the merchandise sold, and the level and quality of customer service. The ability to differentiate our products from competitors’ by our brand-based marketing strategies is a key factor in attracting consumers, and if our strategies and efforts to promote our brand, such as television and magazine advertising and beauty contest sponsorships fail to garner brand recognition, our ability to generate revenue may suffer. If we are unable to differentiate our products, our ability to sell our products wholesale and our planned sale of products retail will be adversely affected. If we fail to identify or react appropriately or timely to customer buying decisions, we could experience a reduction in consumer recognition of our products, a diminished brand image, higher markdowns, and costs to recast overstocked jewelry. These factors could result in lowering selling prices and sales volumes for our products, which could adversely affect our financial condition and results of operations.

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

Our business depends directly on the performance of our more than 400 distributors, which we also refer to as our customers. Our largest distributor accounted for approximately 18% and 6.10% of our gross revenues in 2011 and 2010, respectively. As we do not have long-term contracts with our distributors, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors and replacing any distributor is difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net sales.

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

Our notes payable to banks for short-term borrowings as of December 31, 2011 and 2010 were approximately $6.3 million and $6.1 million, respectively. Loans are collateralized by our buildings, plant and machinery etc. Interest expense paid for the years ended December 31, 2011 and 2010 were $441,838 and $479,133, respectively, and fees paid to a third party guarantor for the years ended December 31, 2011 and 2010 were $0 and $67,719, respectively. Our notes payable for short-term borrowing as of December 31, 2011 was approximately $6.3 million and bore an annual interest rate of 9.02%. Generally, these short-term loans mature in one year or less and contain no renewal terms. However, in China, it is customary practice for banks and borrowers to negotiate roll-over or renewals of short-term borrowing on an on-going basis shortly before maturity.

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

We are dependent on a limited number of customers for a large portion of our business. During the year ended December 31, 2011, approximately 41% of our net sales were generated from our five largest customers as compared to 29.59% for the year ended December 31, 2010. Our largest customer accounted for approximately 18% and 6.10% of our net sales during the years ended December 31, 2011 and 2010, respectively. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of those customers, or any of our other customers to which we sell a significant amount of our products, or any significant portion of orders from those customers, or any material adverse change in the financial conditions of such customers could negatively affect our revenues and decrease our earnings, if we cannot find new customers in a timely manner.

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

Also, on December 23, 2009, immediately before the reverse acquisition of Vogue Show, Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin), the sole shareholder of Famous Grow and the majority shareholder of Dragon Lead prior to the closing of the reverse acquisition, entered into the call option with Zhihong Jia and Bin Zhao to comply with PRC regulations that restrict PRC residents from owning offshore entities like us in direct exchange for their shares in the PRC operating company and as an inducement to encourage them to provide services to Wuhan Kingold and our company. The call option does not include a vesting schedule and continued employment is not a condition to the call option. Under the call option, as amended and restated, Fok Wing Lam Winnie granted to Zhihong Jia and Bin Zhao certain call options to acquire up to 100% of the shares of Famous Grow at an exercise price of $1.00, which is par value per share, or $0.001 per Famous Grow share, subject to any exercise notice, or Call Option which was determined in an arm’s length negotiation with the parties.

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

Vogue-Show manages and operates our gold jewelry business through Wuhan Kingold pursuant to the rights it holds under the VIE Agreements. Almost all economic benefits and risks arising from Wuhan Kingold’s operations are transferred to Vogue-Show under these agreements. Details of the VIE Agreements are set out in “Business — Company History” of this annual report beginning on page 7.

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

We conduct our jewelry processing and sales businesses in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Wuhan Kingold. However, the VIE Agreements may not be as effective in providing us with control over Wuhan Kingold as direct ownership. Under the current VIE arrangements, as a legal matter, if Wuhan Kingold fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) reply on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Wuhan Kingold, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

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

The VIE Agreements may be subject to audit or challenge by PRC tax authorities. A finding that we owe additional taxes could substantially reduce our net earnings and the value of your investment.

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

Under the VIE Agreements, Wuhan Kingold’s shareholders have granted Vogue-Show a ten-year option to purchase 100% of the share capital in Wuhan Kingold at a price determined by appraisal by an asset evaluation institution to be jointly appointed by Vogue-Show and Wuhan Kingold’s shareholders. Concurrently, Wuhan Kingold granted Vogue-Show a ten-year option to purchase Wuhan Kingold’s assets at a price determined by appraisal by such asset evaluation institution. As Wuhan Kingold is already our contractually controlled affiliate, Vogue-Show’s exercising of the above two options would not bring immediate benefits to our company, and payment of the purchase prices could adversely affect our financial position.

Risks Related to Our Common Stock

Following the exercise of his Call Option, our Chairman and Chief Executive Officer would exercise significant influence over us.

Our chairman and chief executive officer, Zhihong Jia, will beneficially own or control approximately 33% of our outstanding shares if he chooses to fully exercise his Call Option to purchase shares of Famous Grow. Mr. Jia thereafter could possibly have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Jia may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Jia, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Jia may differ from the interests of our other stockholders.

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

We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on factors our board of directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities, if any, and any other financing arrangements. Accordingly, realization of a gain on stockholders’ investments.

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

The market price for our shares dropped from $4.21 since January 3, 2011, to $1.14 as of December 31, 2011. Volatility in the price of our shares may result in shareholder litigation that could in turn result in substantial costs and a diversion of our management’s attention and resources.

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

As disclosed in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2010, during our review of our financial statements and results for the 2010 fiscal year, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified an internal control matter that rose to the level of a material weakness. Consequently, our Chief Executive Officer and Chief Financial Officer concluded at such time that our disclosure controls and procedures were not effective at December 31, 2010. In an effort to remediate the material weakness described above, and to enhance our internal control over financial reporting, during 2011, we continued to implement the remediation initiatives outlined in the section titled “Remediation Plan” in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2010. More specifically, we hired an external consultant to provide, on an as needed basis, independent review and oversight of non routine transactions and accounting estimates, and the evaluation of the application of generally accepted accounting principles relating to complex accounting matters on a regular basis. Management believes that the above remediation measures have been effectively implemented and maintained and therefore have effectively remediated as of December 31, 2011 the material weaknesses previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Friedman LLP, an independent registered public accounting firm, as stated in their report which is included under Item 9A of this Annual Report. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices and our factory are located in #15 Huangpu Science and Technology Park, Jiang’an District, Wuhan, Hubei Province, China, with a total construction area of approximately 74,933 square feet built on a parcel of state owned land. We own all of our office and factory facilities except for land with regard to which we own land use rights. There is no private ownership of land in the PRC. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Our land use certificate expires on January 26, 2055. Our Vogue-Show subsidiary rents 96 square meters of office space from Wuhan Kingold at an annual rental rate of $1,500 per year. The lease on this office space expires at the end of January, 2022.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	High	Low
2011
First Quarter	$4.39	$2.05
Second Quarter	$2.59	$1.29
Third Quarter	$2.15	$1.23
Fourth Quarter	$1.61	$0.97
2010
First Quarter	$2.14	$1.20
Second Quarter	$10.00	$1.80
Third Quarter	$11.95	$3.50
Fourth Quarter	$10.00	$3.91

Holders

On March 23, 2012, the closing sale price of our shares of common stock was $1.68 per share and there were 53,107,343 shares of our common stock outstanding (which reflects a 1-for-2 reverse stock split that became effective on August 10, 2010). On that date, our shares of common stock were held by approximately 92 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Plan Approved by Security Holders (2011)(1)	1,620,000	$2.57	3,380,000
Equity Plan Approved by Security Holders (2012)(2)	1,300,000	$1.22	2,080,000

(1)	On March 24, 2011, our Board of Directors voted to adopt the 2011 Stock Incentive Plan, or the Plan, subject to shareholder approval at our 2011 annual shareholders’ meeting. The Plan and the conditional option grants previously approved by our Compensation Committee were ratified by our shareholders at our 2011 annual meeting on October 31, 2011. The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of our common stock will be granted. At December 31, 2011, there are 3,380,000 shares of common stock that may be issued in the future pursuant to the Plan.
(2)	On January 9, 2012, our Compensation Committee granted options to purchase 1,300,000 shares of the Company’s common stock with an exercise price of $1.22 to certain members of management and our directors under the 2011 Stock Incentive Plan. All of these options are exercisable for ten years from the grant date.

Purchases of Equity Securities

During the year ended December 31, 2011, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

Cost of Sales

Our cost of sales consists primarily of the cost for raw materials, primarily, gold. We purchase gold directly from the Shanghai Gold Exchange, of which we are a member. We generally do not enter into long term purchase agreements for gold. During recent years, the price of gold on the international gold market has experienced periods of significant increase. We have been offsetting the increases in gold price primarily through product pricing adjustments. We expect that continued rise in gold price would lead to further increase in our cost of sales. See “Quantitative And Qualitative Disclosures About Market Risk — Commodity Price Risk.”

Operating Expenses

We classify our operating expenses into four categories: selling, general and administrative, stock compensation and depreciation and amortization. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, taxes and employee benefit costs. Other expenses include advertising and promotional costs, facilities costs and legal, audit and tax, consulting and other professional service fees.

The government owns all of the land in the PRC. Companies or individuals are authorized to use the land only through land use rights granted by the PRC government. Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease. Amortization expense was $11,700 and $11,170 for 2011 and 2010, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, its wholly owned subsidiaries, Dragon Lead and Wuhan Vogue-Show and Wuhan Kingold, its 100% contractually controlled affiliate.

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. The value of finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead. Cost is determined using the weighted average method. We continually evaluate the composition of our inventories assessing the turnover of our products. Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. We did not record a provision for obsolete inventories as of either December 31, 2011 or December 31, 2010.

However, we do realize if the gold price changes substantially in a very short period, it might trigger customer default, resulting in inventory obsolescence.

Land Use Rights

Under PRC law, all land in the PRC is owned by the government and cannot be sold to an individual or company. The government grants individuals and companies the right to use parcels of land for specified periods of time. These land use rights are sometimes referred to informally as “ownership.” Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives is 50 years, and are determined in the connection with the term of the land use right.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No events or changes in our business or circumstances required us to test for impairment of our long-lived assets during 2010 and 2011, and accordingly, we did not recognize any impairment loss during these periods.

Competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

Revenue Recognition

Our revenue is derived from the sales price of goods sold and fees for services provided. We recognize revenue for goods sold when they are delivered to the customer. We recognize revenue for services provided when the services have been performed, the customers have approved the completion of services, invoices have been issued and collectability is deemed probable. Management has not made an allowance for estimated sales returns because they are considered immaterial when viewed in light of our overall revenue and historical experience. In recognizing revenue, we assume that the currency we receive from customers is valid legal tender in the PRC, our electronic record-keeping system has not been tampered with nor malfunctioned, and that we have not inadvertently sold significant amounts of defective goods. If any of these assumptions were proven to be incorrect, we could have to restate our revenue. As of the end of 2011, none of these assumptions have proven to be incorrect.

Results of Operations

TWO YEARS ENDED DECEMBER 31, 2011 AND 2010

The following table sets forth information from our statements of income and comprehensive income for the two years ended December 31, 2011 and 2010 in U.S. dollars.

	For the Years ended December 31,
	2011	2010
NET SALES	$788,968,746	$523,007,255
COST OF SALES
Cost of sales	(745,497,529)	(490,638,666)
Depreciation	(1,223,418)	(1,172,552)
Total cost of sales	(746,720,947)	(491,811,218)
GROSS PROFIT	42,247,799	31,196,037
OPERATING EXPENSES
Selling, general and administrative expenses	3,931,824	3,733,557
Stock compensation expenses	670,984	825,480
Depreciation	137,724	124,651
Amortization	11,700	11,170
Total Operating Expenses	4,752,232	4,694,858
INCOME FROM OPERATIONS	37,495,567	26,501,179
OTHER INCOME (EXPENSES)
Other income	47,649	166,970
Interest income	22,846	5,798
Interest expense	(441,838)	(479,133)
Fees to guarantor of short term loans	—	(67,719)
Total Other Expenses, net	(371,343)	(375,563)
INCOME FROM OPERATIONS BEFORE TAXES	37,124,224	26,125,616
PROVISION FOR INCOME TAXES	(9,758,782)	(7,084,930)
NET INCOME	$27,365,442	$19,040,686
Less: net income attribute to the noncontrolling interest	(1,039,754)	(877,067)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,325,688	$18,163,619
OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	4,957,237	2,304,787
Less: foreign currency translation gains attributable to noncontrolling interest	(49,612)	(51,215)
Foreign currency translation gains attributable to common stockholders	4,907,625	2,253,572
COMPREHENSIVE INCOME	$31,233,313	$20,417,191
Earnings per share
Basic	$0.53	$0.43
Diluted	$0.52	$0.41
Weighted average number of shares
Basic	49,616,147	41,948,406
Diluted	50,600,508	44,054,736

Net Sales

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net sales for the year ended December 31, 2011 increased to $789 million, an increase of $266 million, or 50.9%, from net sales of $523 million for the year ended December 31, 2010. The increase in net sales was primarily driven by the increased amount of products sold as well as by the increase in the price of gold. Of the $266 million increase, approximately $140 million was attributable to increases in production and approximately $100 million was attributable to the increase in the price of gold and the remaining $26 million was due to the translation gain as the RMB approximately appreciated 4.5% against USD between 2011 and 2010.

Overall, China’s gold market has witnessed strong growth in 2011. According to World Gold Council, total demand in China has amounted to 769.8 tons in 2011, up 20% year-on-year as a result of increases in both jewelry and investment gold. The largest rise was in investment gold, where demand was 258.9 tons with the value of RMB84.5billion growing 69%.

More specifically, the increase in net sales was mainly attributable to the fact that we raised approximately $20 million in net proceeds from the public offering that closed in mid-January and used the full amount to purchase gold used to increase branded production so we can take more orders to meet strong demand from customers. The gold purchased with these funds was put into production at the end of January and was in full production as of the end of the second quarter. As a result, branded production increased substantially from 14.2 metric tons for the twelve months ended December 31, 2010 to 17.6 metric tons for the twelve months ended December 31, 2011. In branded production, the cost of gold is passed through to our clients and recorded as a part of sales.

We signed agreements with two major Chinese national banks, the Bank of Communications and China Merchant Bank and one major regional Bank — Wuhan Rural Commercial Bank, to enter the investment gold business, which primarily include gold coins, bars and certain gold gift products. This new business is still in the experimental stage and has not yet had a major impact on our revenue. Sales for the banking business have totaled $17.2 million in 2011 versus $0.0 million in 2010.

In 2011, we also have expanded our business into new geographic regions in China and gained new clients, particularly in northeast China. Our business has covered 19 provinces and municipalities in China and we intend to continue the efforts to penetrate into more provinces in China in 2012.

Cost of sales

Cost of sales for the year ended December 31, 2011 increased to $746.7 million, an increase of $254.9 million, or 51.8% from $491.8 million for the same period in 2010. The increase was primarily attributable to the increased price of gold and the increased amount of gold required to fulfill our increased sales volume for the year ended December 31, 2011. Of the $254.9 million increase, the increased cost due to increased gold price was approximately $93.2 million, and the increased cost due to increased amount of gold purchased for expanded production was approximately $133.7 million and remaining $28 million was to the translation gain from RBM into USD during for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Gross profit

Gross profit for the year ended December 31, 2011 increased to $42.2 million, an increase of $11 million, or 35.3%, from $31.2 million for the same period in 2010. The increase in our gross profit was primarily due to the increase in sales volume. Gross margin for the year ended December 31, 2011 was 5.3%, compared to 6.0% for the same period in 2010. Gross profit drops mainly because of the following reasons: (1) product mix shift slightly more toward branded production. Branded production accounted for 58.5% of total production (17.57 metric tons) in 2011 and accounted for 55.3% of total production (14.23 metric tons) in 2010; the more branded production as percentage of total sales, the lower for the total gross margin, as gross margin for branded production is normally around 4% while gross margin for customized production is normally around 91%. (2) gold price increased significantly between 2010 and 2011 and, the Company could not raise the processing fee proportionally; (3) the Company pulled out the distribution centers in Shen Zhen and Beijing in the fourth quarter and needed to clearance the inventory.

Expenses

For the Year Ended December 31, 2011

Total operating expenses for the year ended December 31, 2011 were $4.89 million, an increase of $0.19 million or 4.1%, from $4.7 million for the same period in 2010.

Interest expense was $0.44 million for the year ended December 31, 2011, a decrease of $0.04 million or 8.3%, from $0.48 million for same period in 2010.

Our provision for income tax expense was $9.76 million for the year ended December 31, 2011, an increase of $2.67 million, or 37.9%, from $7.08 million for the same period in 2010. The increase was primarily due to our increased income from operations.

Other comprehensive income attributable to common stockholders was approximately $4.91 million for the year ended December 31, 2011, an increase of $2.66 million from $2.25 million for the year ended December 31, 2010 was due to foreign currency translation gains in 2011. In 2011, the RMB appreciated substantially against the Dollar.

Net Income

Net income attributable to common stockholders increased to $26.19 million for the year ended December 31, 2011 from $18.16 million for the same period in 2010, an increase of $8.03 million, or 44.2% as result of the matters described above.

Cash Flow

Net cash provided by (used in) operating activities.

Net cash used in operating activities was $20.8 million for the year ended December 31, 2011, compared to net cash provided by operating activities of $2.4 million for the same period in 2010. The reason for the change in cash used in operating activities was because of two major factors: (1) as compared to our inventory balance as of December 31, 2010, our inventory increased by $48.8 million over the twelve months ending December 31, 2011 due primarily to our enlarged demand in 2011; and (2) our net income was $27.2 million, as we significantly expanded our business in 2011.

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

Net cash used in investing activities amounted to $368,791 for the year ended December 31, 2011, compared to net cash used in investing activities of $31,861 for the year ended December 31, 2010.

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

Net cash provided by financing activities was $20.2 million for the year ended December 31, 2011, compared to net cash used in financing activities of $1.48 million for the year ended December 31, 2010. The change was primarily due to our public offering of 7.2 million shares in January 2011.

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

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1 = RMB6.30559	$1 = RMB6.60231	$1 = RMB6.68372
Amounts included in the statements of operations and cash flows for the year	$1 = RMB6.46153	$1 = RMB6.76816	$1 = RMB6.84088

Total translation gain recorded for the years ended December 31, 2011 and 2010 were $4,957,237 and, $2,304,787, respectively.

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

Liquidity and Capital Resources

At the year-end of December 31, 2011, we had $8.8 million in cash and cash equivalents. We have historically financed our operations with cash flow generated from operations, as well as through bank loans with a term of one year. At the year-end of December 31, 2011, we had outstanding short-term loan from CITIC Bank Corporation Limited in an aggregate amount of $6.34 million with an interest rate of 9.02% due in November 2012. Our loans are secured by all the Company’s buildings, plant and machinery. The amounts outstanding under these bank loans are presented in our financial statements as “short term loans.” For additional information, see Note 5 to our consolidated financial statements contained in this annual report.

At the year-end of December 31, 2010, we had $9.15 million in cash and cash equivalents. We have historically financed our operations with cash flow generated from operations, as well as through bank loans with a term of one year. At December 31, 2010, we had outstanding short-term loans from Shanghai Pudong Development Bank in an aggregate amount of $6.06 million with an interest rate of 5.57% due in May 2011. Our loans are secured by buildings, plant and machinery and/or guaranteed by non-affiliates. The amounts outstanding under these bank loans are presented in our financial statements as “short term loans.” For additional information, see Note 5 to our consolidated financial statements contained in this annual report.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Given that substantially all of our revenues are generated in Chinese RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7%

against the USD (from 1 USD = 7.2946 RMB on January 1st, 2008 to 1 USD = 6.30559 RMB on December 31st, 2011). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our notes payable to banks for short-term borrowings as of December 31, 2011 and 2010 were approximately $6.3 million, and $6.1 million, respectively. Interest expense paid for the years ended December 31, 2011 and 2010 were $441,838, and $479,13 respectively, and fees paid to a third party guarantor for the years ended December 31, 2011 and 2010 were $0 and $67,719 respectively.

At December 31, 2011, our weighted average interest rate was 8.57%. We currently have no interest rate hedge positions in place to reduce our exposure to interest rates.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, to which we became subject to for the first time with respect to the 2010 Annual Report on Form 10-K, our management team is required to evaluate our internal control over financial reporting. During our review of our financial statements and results for the year ended December 31, 2010, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified an internal control matter that rose to the level of a material weakness. Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2010. This weakness is discussed below under the section titled “Management’s Report on Internal Control Over Financial Reporting.”

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

Remediation Plan

In an effort to remediate the material weakness described above, and to enhance our internal control over financial reporting, during 2011, we continued to implement the remediation initiatives outlined in the section titled “Remediation Plan” in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2010. More specifically, we hired an external consultant to provide, on a regular basis, independent review and oversight of non routine transactions and accounting estimates, and the evaluation of the application of generally accepted accounting principles relating to complex accounting matters on a regular basis. Going forward, we plan to continue to devote significant resources to remediating and improving our internal controls, including hiring additional accounting and internal control consultants, internal audit and finance staff, upgrading our systems, and implementing more rigorous financial and management controls related to financial reporting, journal entry approval, supporting documentation and account reconciliation.

Management believes that the above remediation measures have been effectively implemented and maintained and therefore have effectively remediated as of December 31, 2011 the material weaknesses previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Changes in Internal Controls

During the fourth quarter of our 2010 fiscal year, we began the implementation of some of the remedial measures described above, including engaging accounting and internal control consultants, training our staff, implementing more rigorous policies and procedures relating to period-end financial reporting, journal-entry approval, supporting documentation, account reconciliations, and increasing our corporate audit focus on key accounting controls and processes, including documentation requirements. We believe that the above remediation measures have been effectively implemented and maintained and therefore have effectively remediated as of December 31, 2011 the material weaknesses previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010. Based upon our review, our management, including our

Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2011.

Other than as described above, there have been no changes in our internal control over financial reporting during fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Friedman LLP, an independent registered public accounting firm, as stated in their report which is included under Item 9A of this Annual Report. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kingold Jewelry, Inc.

We have audited the internal control over financial reporting of Kingold Jewelry, Inc. (the “Company”)’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 26, 2012 expressed an unqualified opinion.

/s/ Friedman LLP

Marlton, New Jersey
March 26, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a)  Directors of the Registrant.

Information with respect to our Directors is set forth under the heading “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

b)  Executive Officers of the Registrant.

Information with respect to our executive officers is set forth under the heading “Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

c)  Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

d)  Identification of the Audit Committee.

Information concerning our audit committee is set forth under the heading “Committee Composition” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

e)  Audit Committee Financial Expert.

Information concerning our audit committee financial expert is set forth under the heading “Committee Composition” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

f)  Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to our Board of Directors is set forth under the heading “Director Nominations” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” and the “Compensation Committee Report” is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)  Exhibits

Exhibit No.	Description
2.1	Reverse Acquisition Agreement dated September 29, 2009 by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009)
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)
3.2	Amendment to Certificate of Incorporation of Registrant dated September 29, 1995 (Incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)
3.3	Amendment to Certificate of Incorporation of Registrant dated October 12, 1995 (Incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)
3.4	Amendment to Certificate of Incorporation of Registrant dated January 21, 1999 (Incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)
3.5	Amendment to Certificate of Incorporation of Registrant dated April 7, 2000 (Incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000)
3.6	Amendment to Certificate of Incorporation of Registrant dated December 18, 2009 (Incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
3.7	Amendment to Certificate of Incorporation of Registrant dated June 8, 2010 (Incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
3.8	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010)
4.1	Form of Common Stock Certificate of Registrant (Incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999)
4.2	Warrant to purchase 674,699 shares of the Registrant’s Common Stock issued to Whitebox Combined Partners, LP, dated December 22, 2009 (Incorporated by reference to Exhibit 4.2 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.3	Warrant to purchase 128,514 shares of the Registrant’s Common Stock issued to Whitebox Intermarket Partners, LP, dated December 22, 2009 (Incorporated by reference to Exhibit 4.3 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

Exhibit No.	Description
4.4	Warrant to purchase 461,847 shares of the Registrant’s Common Stock issued to Wallington Investment Holding Ltd, dated December 22, 2009 (Incorporated by reference to Exhibit 4.4 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.5	Warrant to purchase 200,803 shares of the Registrant’s Common Stock issued to Parkland Ltd., dated December 22, 2009 (Incorporated by reference to Exhibit 4.5 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.6	Warrant to purchase 200,803 shares of the Registrant’s Common Stock issued to Jayhawk Private Equity Fund II, LP, dated December 22, 2009 (Incorporated by reference to Exhibit 4.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.7	Warrant to purchase 100,402 shares of the Registrant’s Common Stock issued to Trillion Growth China Limited Partnership, dated December 22, 2009 (Incorporated by reference to Exhibit 4.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.8	Warrant to purchase 100,402 shares of the Registrant’s Common Stock issued to Great Places LLC, dated December 22, 2009 (Incorporated by reference to Exhibit 4.8 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.9	Warrant to purchase 30,120 shares of the Registrant’s Common Stock issued to Donald Rosenfeld, dated December 22, 2009 (Incorporated by reference to Exhibit 4.9 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.10	Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Jay T. Snyder, dated December 22, 2009 (Incorporated by reference to Exhibit 4.10 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.11	Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Beryl Snyder, dated December 22, 2009 (Incorporated by reference to Exhibit 4.11 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.12	Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Randall Cox, dated December 22, 2009 (Incorporated by reference to Exhibit 4.12 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.13	Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Silicon Prairie Partners, dated December 22, 2009 (Incorporated by reference to Exhibit 4.13 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.14	Warrant to purchase 10,040 shares of the Registrant’s Common Stock issued to Michael Harris, dated December 22, 2009 (Incorporated by reference to Exhibit 4.14 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.15	Warrant to purchase 60,240 shares of the Registrant’s Common Stock issued to Bo Bai, dated December 22, 2009 (Incorporated by reference to Exhibit 4.15 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.16	Warrant to purchase 1,684,789 shares of the Registrant’s Common Stock issued to Michael Gardner, dated December 22, 2009 (Incorporated by reference to Exhibit 4.16 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.17	Warrant to purchase 850,000 shares of the Registrant’s Common Stock issued to Sienna Holdings Limited, dated December 22, 2009 (Incorporated by reference to Exhibit 4.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.18	Warrant to purchase 112,500 shares of the Registrant’s Common Stock issued to Paul Goodman, dated December 22, 2009 (Incorporated by reference to Exhibit 4.18 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)

Exhibit No.	Description
4.19	Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to Lynda Gardner, dated December 22, 2009 (Incorporated by reference to Exhibit 4.19 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.20	Warrant to purchase 50,000 shares of the Registrant’s Common Stock issued to James Fuller, dated December 22, 2009 (Incorporated by reference to Exhibit 4.20 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.21	Warrant to purchase 62,500 shares of the Registrant’s Common Stock issued to James Lanshe, dated December 22, 2009 (Incorporated by reference to Exhibit 4.21 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.22	Warrant to purchase 25,000 shares of the Registrant’s Common Stock issued to Mary Baker, dated December 22, 2009 (Incorporated by reference to Exhibit 4.22 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.23	Warrant to purchase 25,000 shares of the Registrant’s Common Stock issued to Alan Ritter, dated December 22, 2009 (Incorporated by reference to Exhibit 4.23 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.24	Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to David Jaroslawicz, dated December 22, 2009 (Incorporated by reference to Exhibit 4.24 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.25	Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to JP Huang, dated December 22, 2009 (Incorporated by reference to Exhibit 4.25 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.26	Warrant to purchase 200,000 shares of the Registrant’s Common Stock issued to Michael Gardner, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.26 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.27	Warrant to purchase 750,000 shares of the Registrant’s Common Stock issued to Michael Gardner, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.27 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.28	Warrant to purchase 125,000 shares of the Registrant’s Common Stock issued to Daryl Cramer, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.28 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.29	Warrant to purchase 125,000 shares of the Registrant’s Common Stock issued to Michael Harris, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.29 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.30	Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to Paul Goodman, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.30 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
4.31	Warrant to purchase 250,000 shares of the Registrant’s Common Stock issued to Paul Goodman dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.31 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
10.1	Securities Purchase Agreement dated December 23, 2009 by and between the Registrant and Investors (Incorporated by reference to Exhibit 10.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)

Exhibit No.	Description
10.2	Registration Rights Agreement dated December 23, 2009 by and between the Registrant and Investors (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission December 28, 2009)
10.3	Amendment to Registration Rights Agreement dated as of December 23, 2009, and amended as of April 15, 2010, by and between the Registrant and Investors (Incorporated by reference to Exhibit 10.3 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)
10.4	Consulting Agreement dated April 7, 2010 between the Registrant and Baytree Capital Associates, LLC, as amended (Incorporated by reference to Exhibit 10.4 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
10.5	Make Good Escrow Agreement dated December 23, 2009 by and between Famous Grow Holdings Limited, Zhihong Jia and Bin Zhao (Incorporated by reference to Exhibit 10.5 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)
10.6	Exclusive Management Consulting and Technical Support Agreement dated June 30, 2009 by and between Vogue-Show and Wuhan Kingold (Incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)
10.7	Shareholders’ Voting Proxy Agreement dated June 30, 2009 by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)
10.8	Purchase Option Agreement dated June 30, 2009 by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 8, 2010)
10.9	Pledge of Equity Agreement dated June 30, 2009 by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)
10.10	Employment Agreement dated April 1, 2010, and amended January 7, 2011 between the Registrant and Bin Liu (Incorporated by reference to Exhibit 10.10 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)
10.11	Amended and Restated Call Option Agreement dated December 17, 2009 by and between Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (Incorporated by reference to Exhibit 10.11 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
10.12	Loan Agreement (English translation) dated December 14, 2009 between Wuhan Kingold and Xinye Bank (Incorporated by reference to Exhibit 10.12 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010)
10.13	Loan Agreement (English translation) dated May 6, 2010 between Wuhan Kingold and Shanghai Pudong Development Bank (Incorporated by reference to Exhibit 10.13 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010)
10.14	Loan Agreement (English translation) dated May 11, 2010 between Wuhan Kingold and Shanghai Pudong Development Bank (Incorporated by reference to Exhibit 10.14 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010)
10.15	Loan Agreement (English translation) dated May 17, 2010 between Wuhan Kingold and Shanghai Pudong Development Bank (Incorporated by reference to Exhibit 10.15 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010)
10.16	Lease Agreement (English translation) dated February 1, 2009 Wuhan Kingold and Vogue Show (Incorporated by reference to Exhibit 10.16 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010)

Exhibit No.	Description
10.17	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
10.18	Employment Agreement dated November 18, 2010 between Registrant and Zhihong Jia (Incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010)
10.19	Employment Agreement dated April 1, 2008 and amended October 28, 2010 between Wuhan Kingold and Bin Zhao (Incorporated by reference to Exhibit 10.19 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010)
10.20	Acknowledgement Letter dated October 29, 2010 between Zhihong Jia and Bin Zhao (Incorporated by reference to Exhibit 10.20 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010)
10.21	Subscription Agreement, dated as of December 29, 2011, by and between Registrant and Hai Gao Holdings Limited (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on December 30, 2011)
10.22	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement dated October 20, 2011 by and between Vogue-Show and Wuhan Kingold (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011)
10.23	Shareholders’ Voting Proxy Agreement dated October 20, 2011 by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011)
10.24	Purchase Option Agreement dated October 20, 2011 by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011)
10.25	Pledge of Equity Agreement dated October 20, 2011 by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011)
10.26	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011)
10.27	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on December 30, 2011)
10.28	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on December 30, 2011)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010)
23.1	Consent of Friedman, LLP*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herein

Kingold’s Annual Report on Form 10-K for the year ended December 31, 2011, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2012

Kingold Jewelry, Inc.
By: /s/ Zhihong Jia Zhihong Jia Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Zhihong Jia Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2012
/s/ Bin Liu Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2012
/s/ Bin Zhao Bin Zhao	Director	March 26, 2012
/s/ Zhang Bin Nan Zhang Bin Nan	Director	March 26, 2012
/s/ Xu Hai Xiao Xu Hai Xiao	Director	March 26, 2012
/s/ H. David Sherman H. David Sherman	Director	March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kingold Jewelry, Inc.

We have audited the accompanying consolidated balance sheets of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2011.The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Friedman LLP

Marlton, New Jersey
March 26, 2012

KINGOLD JEWELRY, INC.

CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,810,173	$9,151,536
Accounts receivable	896,949	1,165,760
Inventories	108,088,420	55,426,830
Other current assets and prepaid expenses	72,333	72,215
Deferred offering costs	—	666,364
Value added tax recoverable	4,750,847	3,853,647
Total Current Assets	122,618,722	70,336,352
PROPERTY AND EQUIPMENT, NET	12,942,902	13,332,416
OTHER ASSETS
Other assets	153,102	146,222
Intangible assets, net	515,543	503,824
Total other assets	668,645	650,046
TOTAL ASSETS	$136,230,269	$84,318,814
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short term loans	$6,343,578	$6,058,486
Other payables and accrued expenses	870,454	1,715,431
Income tax payable	1,451,929	2,185,112
Other taxes payable	562,027	545,222
Total Current Liabilities	9,227,988	10,504,251
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2011 and 2010	—	—
Common stock $0.001 par value, 100,000,000 shares authorized, 53,107,343 and 42,531,994 shares issued and outstanding as of December 31, 2011 and 2010	53,108	42,532
Additional paid-in capital	55,728,009	31,901,832
Retained earnings
Unappropriated	59,936,120	33,744,244
Appropriated	967,543	967,543
Accumulated other comprehensive income	10,317,501	5,409,876
Total Stockholders' Equity	127,002,281	72,066,027
Noncontrolling interest	—	1,748,536
Total Equity	127,002,281	73,814,563
TOTAL LIABILITIES AND EQUITY	$136,230,269	$84,318,814

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
(IN US DOLLARS)

	For the Years ended December 31,
	2011	2010
NET SALES	$788,968,746	$523,007,255
COST OF SALES
Cost of sales	(745,497,529)	(490,638,666)
Depreciation	(1,223,418)	(1,172,552)
Total cost of sales	(746,720,947)	(491,811,218)
GROSS PROFIT	42,247,799	31,196,037
OPERATING EXPENSES
Selling, general and administrative expenses	3,931,824	3,733,557
Stock compensation expenses	804,796	825,480
Depreciation	137,724	124,651
Amortization	11,700	11,170
Total Operating Expenses	4,886,044	4,694,858
INCOME FROM OPERATIONS	37,361,755	26,501,179
OTHER INCOME (EXPENSES)
Other income	47,649	166,970
Interest income	22,846	5,798
Interest expense	(441,838)	(479,133)
Fees to guarantor of short term loans	—	(67,719)
Other expenses	—	(1,479)
Total Other Expenses, net	(371,343)	(375,563)
INCOME FROM OPERATIONS BEFORE TAXES	36,990,412	26,125,616
PROVISION FOR INCOME TAXES	(9,758,782)	(7,084,930)
NET INCOME	$27,231,630	$19,040,686
Less: net income attribute to the noncontrolling interest	(1,039,754)	(877,067)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,191,876	$18,163,619
OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	4,957,237	2,304,787
Less: foreign currency translation gains attributable to noncontrolling interest	(49,612)	(51,215)
Foreign currency translation gains attributable to common stockholders	4,907,625	2,253,572
COMPREHENSIVE INCOME	$31,099,501	$20,417,191
Earnings per share
Basic	$0.53	$0.43
Diluted	$0.52	$0.41
Weighted average number of shares
Basic	49,616,147	41,948,406
Diluted	50,600,508	44,054,736

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 20110
(IN US DOLLARS)

	Preferred stock Par value		Common stock Par value		Additional paid-in capital	Unappropriated retained earnings	Appropriated retained earnings	Accumulated other comprehensive gain	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	$—	41,766,404	$41,766	$31,077,118	$15,669,257	$878,911	$3,156,305	$820,254	$51,643,610
Net income for the year						18,163,619			877,067	19,040,686
Shares issued for services			100,000	100	825,380	—	—	—		825,480
Warrant exercise			665,590	666	(666)					—
Foreign currency translation gain								2,253,572	51,215	2,304,787
Transfer to statutory surplus reserve						(88,632)	88,632			—
Balance at December 31, 2010	—	$—	42,531,994	$42,532	$31,901,832	$33,744,244	$967,543	$5,409,876	$1,748,536	$73,814,563
Net income for the year						26,191,876			1,039,754	27,231,630
Shares issued for Public offering			7,200,000	7,200	20,137,055					20,144,255
Shares issued for services			325,000	325	328,425					328,750
Options granted for services					476,046					476,046
Shares issued for Warrant exercise			266,822	267	49,533					49,800
Foreign currency translation gain								4,907,625	49,612	4,957,237
Shares issued for minority interest			2,783,527	2,784	2,835,118	—	—		(2,837,902)	—
Balance at December 31, 2011	—	$—	53,107,343	$53,108	$55,728,009	$59,936,120	$967,543	$10,317,501	$—	$127,002,281

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For the years ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,231,630	$19,040,686
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,361,142	1,297,203
Amortization of intangible assets	11,700	11,170
Share based compensation	804,796	825,480
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	315,857	(646,843)
Inventories	(48,845,404)	(21,988,671)
Other current assets and prepaid expenses	(10,731)	30,307
Deferred offering costs	666,364	(666,364)
Value added tax recoverable	(698,584)	2,091,880
Increase (decrease) in:
Other payables and accrued expenses	(852,514)	1,328,329
Income tax payable	(815,831)	770,528
Other taxes payable	(8,636)	337,482
Net cash provided by (used in) operating activities	(20,840,211)	2,431,187
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(368,791)	(31,861)
Net cash (used in) investing activities	(368,791)	(31,861)
CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	—	1,477,506
Proceeds from bank loans	21,557,736	5,910,022
Repayments of bank loans	(21,557,736)	(8,865,033)
Proceeds from related party loan	3,655,604	—
Repayments of related party loan	(3,655,604)	—
Net proceeds from stock issuance in public offering	20,144,255	—
Net proceeds from exercise of warrants	49,800	—
Net cash provided by (used in) financing activities	20,194,055	(1,477,505)
EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	673,584	265,595
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(341,363)	1,187,416
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,151,536	7,964,120
CASH AND CASH EQUIVALENTS, END OF YEAR	$8,810,173	$9,151,536
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$441,838	$479,106
Cash paid for income tax	$10,574,613	$6,314,402

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold” or the “Company”), was incorporated in Delaware on September 5, 1995.

Dragon Lead Group Limited (“Dragon Lead”) was incorporated in the British Virgin Islands (“BVI”) on July 1, 2008 as an investment holding company. Through its wholly owned subsidiary, Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”), which is principally engaged in design and manufacture of gold and platinum ornaments in the People’s Republic of China (“PRC”). Wuhan Vogue-Show was incorporated in the PRC as a wholly-owned foreign enterprise on February 16, 2009. In accordance with the business permit, Wuhan Vogue-Show’s right of operation expires on February 16, 2019 and is renewable upon expiration. Wuhan Kingold Jewelry Co., Limited (“Wuhan Kingold”) was incorporated in the PRC on August 2, 2002 as a limited liability company. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares and its business activities are the same as those of Wuhan Vogue-Show. In accordance with the business permit, Wuhan Kingold’s business permit expires on March 4, 2021 and is renewable upon expiration.

On June 30, 2009 and September 19, 2009, Wuhan Vogue-Show entered into a series of agreements and Amendment Agreement (collectively known as the Restructuring Agreements) with Wuhan Kingold and the shareholders of Wuhan Kingold pursuant to which Wuhan Vogue-Show assumed the management of the business activities of Wuhan Kingold and Wuhan Kingold agreed to pay 95.83% of its profits to Wuhan Vogue-Show. Through this arrangement, Wuhan Kingold became a 95.83% contractually controlled affiliate of Wuhan Vogue-Show.

On September 29, 2009, Kingold entered into an Agreement and Plan of Reverse Acquisition (the “Agreement”) with Wuhan Vogue-Show, Dragon Lead and stockholders of Dragon Lead. Pursuant to the Agreement, Kingold agreed to issue 33,104,234 new shares of common stock to the stockholders of Dragon Lead in exchange for 100% of common stock of Dragon Lead.

On December 23, 2009, the Agreement was consummated and 33,104,234 shares of common stock of Kingold were issued to the stockholders of Dragon Lead for 100% equity interest in Dragon Lead. Dragon Lead became a wholly owned subsidiary of the Company.

The merger of Kingold and Dragon Lead was treated for accounting purposes as a capital transaction and recapitalization by Dragon Lead (“the accounting acquirer”) and a re-organization by Kingold (“the accounting acquiree”). The financial statements have been prepared as if the re-organization had occurred retroactively.

On December 29, 2011, Kingold Jewelry, Inc. (the “Company”) issued 2,783,527 unregistered shares of its common stock (the “Shares”) to Hai Gao Holdings Limited (“Holdings Limited”) pursuant to the terms of a subscription agreement, dated December 29, 2011 (the “Subscription Agreement”). Holdings Limited is controlled by Mr. Yang Wen, a citizen of the PRC. On August 15, 2011, Mr. Yang Wen purchased in a transaction 4.17% of the equity interest of Wuhan Kingold Jewelry Company Limited (“Wuhan Kingold”), the Company’s controlled operating subsidiary in the PRC, for RMB 30 million (approximately $4.8 million). This equity interest in Wuhan Kingold was previously held by Beijing Shouchuang Investment Co. Ltd, a PRC State Owned Enterprise, until August 9, 2011 when it sold this interest through a public statutory auction process in the PRC.

Based on the restructuring agreements and the subscription agreement, the Company believes that Wuhan Kingold should be considered as a 100% contractually controlled affiliate. The Restructuring Agreements empower Kingold, through Dragon lead and Wuhan Vogue-Show, with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Restructuring Agreements, which obligate Kingold to absorb a majority of expected losses of Wuhan Kingold and enable Kingold to receive a majority of expected residual returns from Wuhan Kingold and because Kingold has the power to direct the

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION  – (continued)

activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity (“VIE”) under ASC 810-10-05-8A. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities.

Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold are hereinafter collectively referred to as (“the Company”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, its wholly owned subsidiaries, Dragon Lead and Wuhan Vogue-Show and Wuhan Kingold, its 100% contractually controlled affiliate. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, deferred tax assets, inventories, stock options and common stock to exchange for minority interest. Actual results could differ from those estimates.

Accounts Receivables

The Company generally receives cash payment upon delivery of product but may extend unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them. At December 31, 2011 and 2010, there was no allowance recorded as the Company considers all the account receivables fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. We did not record a provision for obsolete inventories as of either December 31, 2011 or December 31, 2010.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Land Use Rights

Under PRC law, all land in the PRC is owned by the government and cannot be sold to an individual or company. The government grants individuals and companies the right to use parcels of land for specified periods of time. These land use rights are sometimes referred to informally as “ownership.” Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful life is 50 years, and is determined in the connection with the term of the land use right.

Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. For the years ended December 31, 2011 and 2010 the Company has not recognized any allowances for impairment.

Fair value of financial instruments

We adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 — Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 — Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 — Inputs are unobservable inputs which reflect managements’ assumptions based on the best available information.

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. We are of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Revenue recognition

Net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies us with the raw materials and we create products per their instructions, whereas in branded production we purchase gold directly once a customer has placed an order. We recognize revenues under the FASB Codification Topic 605 (“ASC Topic 605”). Pursuant to this guidance, revenue is recognized when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer, (ii) the contracted for services have been performed, (iii) the fees to be paid under the agreement are either fixed or determinable and (iv) our collection of such fees is reasonably assured. These criteria, as related to our revenues, are considered to have been met as follows:

Sales of branded products

We recognize revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized production fees

We also provide customized production services to our customers based on fixed-price contracts. We recognize services-based revenue from such contracts when: (i) the contracted for services have been performed, (ii) the customer has approved the completion of the services, (iii) an invoice has been issued and (iv) collectability is deemed probable. The revenues from Customized Production services made up approximately 1.63% of the total revenue recognized for the year ended December 31, 2011, compared to the 2.1% for the years ended December 31, 2010.

Income taxes

We account for income taxes under the FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes” prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. There are no uncertain tax position at December 31, 2011 and 2010.

The Company records interest and penalties as a general and administrative expense. The statute of limitations for our U.S. federal income tax returns and certain state income tax returns remain open for tax years 2007 and after. As of December 31, 2011, the tax year ended December 31, 2005 through December 31, 2011 for the Company’s PRC subsidiaries remain open for statutory examination by the PRC tax authorities.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Foreign currency translation

The Company, as well as our wholly owned subsidiary, Dragon Lead, maintains accounting records in United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

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

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect our financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2011	December 31, 2010
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1 = RMB6.30559	$1 = RMB6.60231
Amounts included in the statements of operations and cash flows for the year	$1 = RMB6.46153	$1 = RMB6.76816

Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income gain in the statements of operations and change in equity.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260 “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Stock-Based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes the accounting for non-employee stock-based awards. Under the provisions of ASC 718, the fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. Fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then reconciled as compensation expense over the requisite performance period.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our consolidated financial position, results of operations, or cash flows.

Risks and Uncertainties

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. The Company potentially has exposure to the fluctuation in gold commodity prices as part of its normal operations. In the past, we have not hedged our requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing. A significant increase in the price of gold could increase our production costs beyond the amount that we are able to pass on to our customers, which would adversely affect our sales and profitability. A significant disruption in our supply of gold, or other commodities could decrease our production and shipping levels, materially increase our operating costs and materially and adversely affect our profit margins. Shortages of gold, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. Although we generally attempt to pass increased commodity prices to our customers, there may be circumstances in which we are not able to do so. In addition, if we were to experience a significant or prolonged shortage of gold, we would be unable to meet our production schedules and to ship products to our customers in a timely manner, which would adversely affect our sales, margins and customer relations.

Furthermore, the value of our inventory may be affected by commodity prices. We record the value of our inventory using the weighted average method. As a result, decreases in the market value of precious metals such as gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value of our inventory.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by exchanges in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Wuhan Kingold through a series of agreements. If such agreements were cancelled, modified or otherwise not complied with, the Company may not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Although the Company has not experienced losses from these situations and believes that we are in compliance with existing laws and regulations including the organization and structure disclosed in Note 1, this may not be indicative of future results.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — INVENTORIES, NET

Inventories as of December 31, 2011 and 2010 are consisted of the following:

	As of
	December 31, 2011	December 31, 2010
Raw materials	$17,301,339	$16,480,224
Work-in-progress	62,933,479	25,095,026
Finished goods	27,853,602	13,851,580
Total inventory	$108,088,420	$55,426,830

For the years ended December 31, 2011 and 2010, no provision for obsolete inventories was considered necessary.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2011 and 2010:

	As of
	December 31, 2011	December 31, 2010
Buildings	$1,954,217	$1,866,391
Plant and machinery	18,816,377	17,948,927
Motor vehicles	77,964	39,927
Office and electric equipment	582,958	546,614
Subtotal	21,431,516	20,401,859
Less: accumulated depreciation	(8,796,912)	(7,069,443)
Construction in progress	308,298	—
Property and equipment, net	$12,942,902	$13,332,416

Depreciation expense for the years ended December 31, 2011and 2010 were $1,361,142 and $1,297,203, respectively.

NOTE 5 — SHORT TERM LOANS

The Short term loans include the following:

	As of
	December 31, 2011	December 31, 2010
a) Loan payable to Pudong Development Bank, Jiangan branch	$—	$6,058,486
b) Loan payable to CITIC Bank Corporation Limited	6,343,578	—
Total short term loans	$6,343,578	$6,058,486

a)  Loan payable to Pudong Development Bank, Jiangan branch was originally one year term from May 2009 to May 2010 at the interest rate of 5.31% per year. The loan was paid off by the due date, and then, as customary in China, the principal was re-borrowed for another one year term from May 2010 to May 2011 at the interest rate of 5.57% per year pursuant to a new note. This loan is secured by the company’s buildings, plant and machinery. On May 17, 2011, this outstanding loan became due, and was paid off in full.

b)  Loan payable to CITIC Bank Corporation Limited under two Working Capital Loan Contracts was one year term from November 29, 2011 to November 29, 2012 at the interest rate of 9.02% per year. The loans are secured by all the company’s buildings, plant and machinery.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — SHORT TERM LOANS  – (continued)

The weighted average interest rate on short-term loans outstanding as of December 31, 2011 and 2010 are 8.57% and 5.57%, respectively.

Interest expense for the years ended December 31, 2011 and 2010 was $441,838 and $479,133, respectively. Fees paid to a third party guarantor in 2011 and 2010 were $0 and $67,719, respectively.

NOTE 6 — INCOME TAXES

We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

We were incorporated in the United States and have incurred net operating loss for income tax purpose for 2011 and 2010. Kingold had loss carry forwards of approximately $4,144,958 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2031. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. This deferred tax asset valuation allowance as of December 31, 2011 was $1,409,286. The net change in the valuation allowance was an increase of $633,731.

Dragon Lead was incorporated in the BVI and under the current laws of the BVI; income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate was 25% for the years ended December 31, 2011 and 2010.

We do not have any deferred tax assets or liabilities from our foreign operations.

Significant components of the income tax provision were as follows for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011	2010
Current tax provision
Federal	$—	$—
State	—	—
Foreign	9,758,782	7,084,930
	9,758,782	7,084,930
Deferred tax provision
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Income tax provision	$9,758,782	$7,084,930

Income from continuing operations before income taxes were allocated between the United States and Foreign components for the years ended December 31, 2011 and 2010 as follows:

	For the years ended December 31,
	2011	2010
United States	$(1,863,914)	$(1,685,103)
Foreign	38,854,326	27,810,719
	36,990,412	26,125,616

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES  – (continued)

We recognize interest and penalties accrued related to unrecognized tax benefits and penalties, if any, as income tax expense. We file income tax returns with the U.S. Federal Government, as well as the State of Delaware, and we file returns in the foreign jurisdictions of the PRC. With few exceptions, we were subject to U.S. federal and state income tax examinations by tax authorities for years on or after 2008.

Our foreign subsidiaries also file income tax returns with both the National Tax Bureau (with our branches in Wuhan) and the Local Tax Bureaus (Wuhan Municipal Tax Bureau). We are subject to income tax examinations by these foreign tax authorities. We have passed all tax examinations by both National and Local tax authorities since our inception of the Company in 2002.

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the years ended December 31, 2011and 2010:

	For the years ended December 31,
	2011	2010
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China income tax	25%	25%
Non-deductible expenses	1%	2%
Effective tax rate	26%	27%

NOTE 7 — EARNINGS PER SHARE

As of December 31, 2011, we had warrants outstanding for the acquisition of 2,408,050 shares of our common stock. Of such warrants, 125,000 warrants were issued in 2008, with an exercise price of $1.196, and 1,989,050 warrants were issued in 2009, with an exercise price of $0.996. In January 2011, we issued 150,000 warrants with an exercise price of $3.25, and 144,000 warrants with an exercise price of $3.99. As of December 31, 2011, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than average market price. They are not included in weighted average shares calculation.

As of December 31, 2011, we had options outstanding for the acquisition of 1,620,000 shares (See Note 10 — Options). The options granted in 2011 were anti-dilutive because the exercise prices were higher than the average market price. They are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the years ended December 31,
	2011	2010
Net income attributable to Common stockholders	$26,191,876	$18,163,619
Weighted average number of common shares outstanding – Basic	49,616,147	41,948,406
Effect of dilutive securities:
Unexercised warrants	984,361	2,106,330
Weighted average number of common shares outstanding – Diluted	50,600,508	44,054,736
Earnings per share – Basic	$0.53	$0.43
Earnings per share – Diluted	$0.52	$0.41

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — EQUITY

In January 2011, we raised a total of $22,968,000 by issuing 7,200,000 shares of our common stock through a public offering at $3.19 per share. After deducting underwriting discounts, commissions and offering expenses of $2,823,745, we received net proceeds of $20,144,255.

In April and October, 2011, we issued 100,000 shares to Baytree Capital Associates, LLC (“Baytree”) for its consulting services, respectively (See Note 13 — Related party transactions).

In November 2011, we issued 125,000 shares to Firstrust Group Inc. (“Firstrust”) for its consulting services. According to the consulting service agreement between the company and Firstrust, the consulting service period is from October 2011 to October 2012. The company is obligated to issue 125,000 shares to Firstrust in November 2011 and April 2011 respectively. The fair value of this common stock compensation is based on the closing stock price on the date at which the Firstrust’s performance is complete. $71,250 of stock compensation expense was recognized for the year ended December 31, 2011.

In December, we issued 2,783,527 to exchange for the minority interest (See Note 9 — Noncontrolling Interest).

For the year ended December 31, 2011, we issued 266,822 shares for the exercise of the warrants (See Note 10 — Warrants).

As of December 31, 2011, we had 53,107,343 shares of common stock issued and outstanding and warrants outstanding to purchase up to 2,408,050 shares of our common stock.

NOTE 9 — NONCONTROLLING INTEREST

On December 29, 2011, Kingold Jewelry, Inc. (the “Company”) issued 2,783,527 unregistered shares of its common stock (the “Shares”) to Hai Gao Holdings Limited (“Holdings Limited”) pursuant to the terms of a subscription agreement, dated December 29, 2011 (the “Agreement”). Holdings Limited is controlled by Mr. Yang Wen, a citizen of the PRC. On August 15, 2011, Mr. Yang Wen purchased 4.17% of the equity interest of Wuhan Kingold Jewelry Company Limited (“Wuhan Kingold”), the Company’s controlled operating subsidiary in the PRC, for RMB 30 million (approximately $4.8 million). This equity interest in Wuhan Kingold was previously held by Beijing Shouchuang Investment Co. Ltd, a PRC State Owned Enterprise, until August 9, 2011 when it sold this interest to Mr. Yang Wen through a public statutory auction process in the PRC.

Subsequent to his purchase of the 4.17% equity interest of Wuhan Kingold, on October 20, 2011, and per the Company’s request, Mr. Yang Wen agreed to become a party to certain VIE agreements (the “VIE Agreements”) between Wuhan Kingold and the Company’s other subsidiary, Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”). The VIE Agreements include a Shareholders’ Voting Proxy Agreement, a Purchase Option Agreement, and a Pledge of Equity Agreement, each dated October 20, 2011. Following execution of these VIE Agreements, Vogue-Show has entered into a series of agreements with Wuhan Kingold and shareholders holding 100% of the outstanding equity of Wuhan Kingold under which Wuhan Kingold has agreed to pay 100% of its after-tax profits to Vogue-Show and shareholders owning 100% of Wuhan Kingold’s shares have pledged their equity interest and delegated their voting power in Wuhan Kingold to Vogue-Show. Prior to execution of these VIE Agreements, Wuhan Kingold was obligated to pay only 95.83% of its after-tax profits to Vogue-Show.

The Company now has full control of Wuhan Kingold as a result of Mr. Yang Wen’s purchase of the 4.17% equity interest of Wuhan Kingold and his subsequent entry into the VIE Agreements. Consequently, the Company agreed to fairly remunerate Mr. Yang Wen for his undertakings on behalf of the Company. Management determined that the fair value of the 4.17% equity interest of Wuhan Kingold as of November 30, 2011, was equal to 5.53% of the Company’s outstanding common shares, or 2,783,527 shares. This amount of shares is valued at $3,785,597 using the closing price of the Company’s shares on

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NONCONTROLLING INTEREST  – (continued)

November 30, 2011, or $1.36 per share. Mr. Yang Wen directed the Company to issue the Shares to his controlled company, Holdings Limited.

A reconciliation of noncontrolling interest as of December 31, 2011 and 2010 is as follows:

	As of
	December 31, 2011	December 31, 2010
Beginning Balance	$1,748,536	$820,254
Proportionate share of Net Income	1,039,754	877,067
Foreign currency translation gain	49,613	51,215
Minority interest exchanged	(2,837,903)	—
Ending Balance	$—	$1,748,536

NOTE 10 — WARRANTS

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

In connection with the public offering, we signed a stock purchase option agreement with Rodman & Renshaw, LLC (“Rodman”), the representative of certain individuals designated by Rodman in connection with the underwriting agreement on January 13, 2011. In the aggregate, Rodman and its designees have the right to purchase up to 144,000 shares at an exercise price of $3.99 per share. The options expire on January 13, 2016.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — WARRANTS  – (continued)

Following is a summary of the status of warrants activities as of December 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2011	2,584,839	$1.01	3.95
Granted	294,000	$3.61	4.38
Forfeited
Exercised	470,789	$0.996
Outstanding, December 31, 2011	2,408,050	$1.33	3.03

NOTE 11 — OPTIONS

On March 24, 2011 (“Plan Adoption Date”), our Board of Directors voted to adopt the 2011 Stock Incentive Plan, or the Plan, subject to shareholder approval at our 2011 annual shareholders’ meeting. The Plan and the conditional option grants previously approved by our Compensation Committee were ratified by our shareholders at our 2011 annual meeting on October 31, 2011.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, upon shareholder approval, up to 5,000,000 shares of our common stock will be granted. Certain stock option grants have been conditionally made subject to shareholder approval of the Plan.

On October 31, 2011 (“Grant Date”), per shareholder’s approval, the following stock options are approved to be granted for 2011:

We granted 1,470,000 options with an exercise price of $2.59 to certain members of management and directors. These options can be exercised within ten years from the Plan Adoption Date once they become exercisable. The Options become exercisable in accordance with the schedule below: (a) 25% of the Options become exercisable on the first anniversary of the Plan Adoption Date (the “Initial Vesting Date”), and (b) 6.25% of the Options become exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the Plan Adoption Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $1,767,017, and according to vesting period, $331,315 is recorded as part of stock compensation expenses and is classified in the equity section as an offset to additional paid-in capital for the year ended December 31, 2011.

We granted 30,000 options with an exercise price of $2.59 to the Company’s CFO for three months service in 2011 in accordance with the terms of his employment agreement. All of these options are exercisable for ten years from the Plan Adoption Date. 100% of the Options become exercisable on June 24, 2011, which is the three month after the Plan Adoption Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $36,062, and according to service period, $36,062 is recorded as part of stock compensation and is classified in the equity section as an offset to additional paid-in capital for the year ended December 31, 2011.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — OPTIONS  – (continued)

We granted 120,000 options with an exercise price of $2.27 to the Company’s CFO for nine months service in 2011 and three months service in 2012 in accordance with the terms of his employment agreement. All of these options are exercisable for ten years from the Plan Adoption Date. The Options become exercisable in accordance with the schedule below: 25% of the Options become exercisable on the date three months after the Plan Adoption Date and on such date every third month thereafter, through the first anniversary of Plan Adoption Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $144,892, and according to service period, $108,669 is recorded as part of stock compensation expenses and is classified in the equity section as an offset to additional paid-in capital for the year ended December 31, 2011.

As of December 31, 2011, the Company had 120,000 outstanding vested stock options with an amount of $144,731 in a weighted average period over 9.25 years. The 1,500,000 unvested stock options amounted to $1,803,240 in a weighted average period over 9.25 years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Escrowed share arrangement

In accordance with the Securities Purchase Agreement entered into on December 29, 2009 in connection with the private placement, a majority stockholder of Dragon Lead, entered into a make good escrow agreement with the other investors, pursuant to which the majority stockholder agreed to place a total of 1,895,609 of its beneficially owned shares of common stock in escrow in order to secure our obligations under the Securities Purchase Agreement to achieve certain after-PRC-tax net income targets for fiscal years 2009, 2010 and 2011 (“Make Good Escrow Shares”). Those targets are RMB65 million, RMB100 million and RMB150 million in after-PRC-tax net income for the fiscal years ended December 31, 2009, 2010 and 2011, respectively. In the event that we are not able to achieve the net income targets, we are obligated to transfer 1,895,609 shares of common stock to the private placement investors on a pro-rata basis. Of the 33,104,234 shares of common stock issued in the share exchange, 1,895,609 shares have been deposited by the majority stockholder of Dragon Lead into escrow to secure these obligations.

As the performance threshold was met for fiscal years 2010 and 2009, the 631,869 escrowed shares were returned for 2009, and the second 631,870 escrowed shares were returned for 2010. The remaining 631,870 shares will be released upon the conclusion of fiscal year 2011 because the performance thresholds for fiscal year 2011 are met.

NOTE 13 — RELATED PARTY TRANSACTIONS

During the public offering activity in January 2011, we paid one of shareholders, Paul Goodman, one time consulting service fee of $180,000.

In April 2010, we signed a one and half year service contract with Baytree Capital, which is controlled by one of our shareholders. According to the service contract, we agreed to issue 100,000 shares to Baytree Capital every six months after services are performed within the term of the agreement. In total, 300,000 shares will be issued. On December 14, 2010, April 8, 2011 and October 7, 2011, the first, second and third 100, 000 shares were issued, respectively. The fair value of this common stock compensation is based on the closing stock price on the date at which the Baytree’s performance is complete. $257,500 and $825,480 of stock compensation expense was recognized for the years ended December 31, 2011 and 2010, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS  – (continued)

As of May 17, 2011, our outstanding loans from Pudong Development Bank became due, and were paid off in full. Upon payment, in order to assist with our short term working capital needs, we received a short term loan from Wuhan Cancer Management Co., Ltd., or Wuhan Cancer Management, a newly formed consulting entity aimed at developing hospitals throughout Wuhan. Our Chairman and Chief Executive Officer, Zhihong Jia, is the majority investor in Wuhan Cancer Management. The loan contained a payment on demand provision, and carried zero interest. As of December 31, 2011, the balance due to Wuhan Cancer Management Co., Ltd was paid off.

NOTE 14 — CONCENTRATIONS AND RISKS

We maintain certain bank accounts in the PRC and BVI which are not protected by FDIC insurance or other insurance. The cash balance held in the PRC bank accounts was $8,439,261 and $9,107,491 as of December 31, 2011 and 2010, respectively. The cash balance held in the BVI bank accounts was $49,945 and $37,057 as of December 31, 2011 and 2010, respectively. As December 31, 2011 and 2010, the Company held $320,967 and $6,989 of cash balances within the United States of which, $70,967 and $0 was in excess of FDIC insurance limits of $250,000, respectively.

For the years ended December 31, 2011 and 2010, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from companies located in the PRC.

The Company purchased 98% and 98% of gold directly from the Shanghai Gold Exchange (“SGE”), the largest gold trading platform in the PRC for the years ended December 31, 2011 and 2010, respectively.

In 2011, we have one customer that accounted for 18% of our 2011 annual sales with $0 account receivable balance as of December 31, 2011. We have no customer accounted for more than 10% of annual sales for 2010.

NOTE 15 — SUBSEQUENT EVENTS

On January 9, 2012, we granted options to purchase 1,300,000 shares of the Company’s common stock with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from January 9, 2012. The Options become exercisable in accordance with the schedule below: (a) 25% of the Options become exercisable on the first anniversary of January 9, 2012, and (b) 6.25% of the Options become exercisable on the date three months after January 9, 2013 and on such date every third month thereafter, through the fourth anniversary of January 9, 2012.