Form 10-Q
period 2012-03-31
KINGOLD JEWELRY, INC.
filed 2012-05-09
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2012

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

As of May 7, 2012, there were 53,133,046 shares of common stock outstanding, par value $0.001.

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
•

other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward looking statement, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
(UNAUDITED)

	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,954,410	$8,810,173
Accounts receivable	363,510	896,949
Inventories	122,865,734	108,088,420
Other current assets and prepaid expenses	340,486	72,333
Value added tax recoverable	5,093,005	4,750,847
Total Current Assets	131,617,145	122,618,722

PROPERTY AND EQUIPMENT, NET	12,632,290	12,942,902

OTHER ASSETS
Other assets	153,336	153,102
Intangible assets, net	513,328	515,543
Total other assets	666,664	668,645
TOTAL ASSETS	$144,916,099	$136,230,269

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loan	$6,353,270	$6,343,578
Other payables and accrued expenses	678,874	870,454
Income tax payable	2,696,367	1,451,929
Other taxes payable	162,154	562,027
Total Current Liabilities	9,890,665	9,227,988

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.001 par value, 500,000 shares
authorized, none issued or outstanding
as of March 31, 2012 and December 31, 2011	-	-
Common stock $0.001 par value, 100,000,000 shares
authorized, 53,107,343 shares issued and outstanding
as of March 31, 2012 and December 31, 2011	53,108	53,108
Additional paid-in capital	56,084,448	55,728,009
Retained earnings
Unappropriated	67,250,131	59,936,120
Appropriated	967,543	967,543
Accumulated other comprehensive income	10,670,204	10,317,501
Total Equity	135,025,434	127,002,281

TOTAL LIABILITIES AND EQUITY	$144,916,099	$136,230,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended March 31,
	2012	2011

NET SALES	$224,967,394	$157,712,467

COST OF SALES
Cost of sales	(213,102,255)	(148,461,128)
Depreciation	(297,788)	(285,207)
Total cost of sales	(213,400,043)	(148,746,335)

GROSS PROFIT	11,567,351	8,966,132

OPERATING EXPENSES
Selling, general and administrative expenses	1,058,342	1,154,032
Stock compensation expense	356,439	122,500
Depreciation	33,420	31,914
Amortization	2,996	2,873
Total Operating Expenses	1,451,197	1,311,319

INCOME FROM OPERATIONS	10,116,154	7,654,813

OTHER INCOME (EXPENSES)
Interest expense	(111,136)	(83,648)
Total Other Expenses, net	(111,136)	(83,648)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	10,005,018	7,571,165

PROVISION FOR INCOME TAXES	(2,691,006)	(2,025,604)

NET INCOME	$7,314,012	$5,545,560
Less: net income attribute to the noncontrolling interest	-	(253,403)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,314,012	$5,292,157

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	352,704	656,149
Less: foreign currency translation gains
attributable to noncontrolling interest	-	(15,509)
Foreign currency translation gains
attributable to common stockholders	352,704	640,640

COMPREHENSIVE INCOME	$7,666,716	$5,932,797

Earnings per share
Basic	$0.14	$0.11
Diluted	$0.13	$0.11
Weighted average number of shares
Basic	53,107,343	48,249,588
Diluted	54,358,067	49,724,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,314,012	$5,545,560
Adjusted to reconcile net income to cash used in
operating activities:
Depreciation	331,208	317,121
Amortization of intangible assets	2,996	2,873
Share based compensation	356,439	122,500
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	533,746	959,184
Inventories	(14,583,108)	(25,666,030)
Other current assets and prepaid expenses	(255,292)	61,844
Deferred offering costs	-	666,364
Value added tax recoverable	(334,233)	(2,695,585)
Increase (decrease) in:
Other payables and accrued expenses	(203,998)	(713,329)
Income tax payable	1,239,750	(167,321)
Other taxes payable	(399,935)	(473,637)
Net cash used in operating activities	(5,998,415)	(22,040,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,476)	(39,500)
Net cash used in investing activities	(1,476)	(39,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock issuance in public offering	-	20,144,255
Net proceeds from exercise of warrants	-	49,800
Net cash provided by financing activities	-	20,194,055

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	144,129	(6,264)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,855,763)	(1,892,166)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,810,173	9,151,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,954,410	$7,259,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$117,302	$84,750
Cash paid for income tax	$1,450,421	$2,192,925

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 26, 2012.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of Kingold, ourwholly owned subsidiaries, Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Voge-Show”) and Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”), our 100% contractually controlled affiliate. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets". Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. For the periods ended March 31, 2012 and March 31, 2011 the Company has not recognized any allowances for impairment.

Fair value of financial instruments

ASC 820, Fair Value Measurements and Disclosures clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Revenue recognition

Net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies us with the raw materials and we create products per their instructions, whereas in branded production we purchase gold directly once a customer has placed an order. We recognize revenues under the FASB Codification Topic 605 ("ASC Topic 605"). Pursuant to this guidance, revenue is recognized when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer, (ii) the contracted services have been performed, (iii) the fees to be paid under the agreement are either fixed or determinable and (iv) our collection of such fees is reasonably assured. These criteria, as related to our revenues, are considered to have been met as follows:

Sales of branded products

We recognize revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized production fees

We also provide customized production services to our customers based on fixed-price contracts. We recognize services-based revenue from such contracts when: (i) the contracted for services have been performed, (ii) the customer has approved the completion of the services, (iii) an invoice has been issued and (iv) collectability is deemed probable. The revenues from customized production services made up approximately 2.01% of the total revenue recognized during the period ended March 31, 2012, compared to 2.36% for the period ended March 31, 2011.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes" prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. There was no uncertain tax position recorded at March 31, 2012 or at December 31, 2011.

To the extent applicable, we record interest and penalties as a general and administrative expense. The statute of limitations for our U.S. federal income tax returns and certain state income tax returns remain open for tax years 2008 and after. As of March 31, 2012, the tax year ended December 31, 2005 through December 31, 2011 for the Company’s PRC subsidiaries remain open for statutory examination by the PRC tax authorities.

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

	March 31,	December 31,
	2012	2011

Balance sheet items, except for share capital,
additional paid in capital and retained earnings, as of year end	$1=RMB 6.29597	$1=RMB 6.30559

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.30851	$1=RMB 6.46153

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 3 — INVENTORIES, NET

Inventories as of March 31, 2012 and December 31, 2011 are consisted of the following:

	As of
	March 31,	December 31,
	2012	2011
Raw materials	$28,245,153	$17,301,339
Work-in-progress	75,698,971	62,933,479
Finished goods	18,921,610	27,853,602
Total inventory	$122,865,734	$108,088,420

For the three months ended March 31, 2012 and March 31, 2011, no provision for obsolete inventories was considered necessary.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2012 and December 31, 2011:

	As of
	March 31,	December 31,
	2012	2011
Buildings	$1,957,203	$1,954,217
Plant and machinery	18,845,128	18,816,377
Motor vehicles	78,083	77,964
Office and electric equipment	585,328	582,958
Subtotal	21,465,742	21,431,517
Less: accumulated depreciation	(9,142,221)	(8,796,912)

Construction in progress	308,769	308,298
Property and equipment, net	$12,632,290	$12,942,902

Depreciation expense for the periods ended March 31, 2012 and 2011 was $331,208 and $317,121, respectively.

NOTE 5 — SHORT TERM LOAN

Short term loan consists of the following:

	As of
	March 31,	December 31,
	2012	2011

a) Loan payable to CITIC Bank Corporation Limited	$6,353,270.00	$6,343,577.68

Total short term loans	$6,353,270	$6,343,578

a) Loan payable to CITIC Bank Corporation Limited is pursuant to two Working Capital Loan Contracts with a one year term from November 29, 2011 to November 29, 2012 carrying an interest rate of 7% per year. The loans are secured by all the Company’s buildings, plant and machinery.

NOTE 6 — INCOME TAXES

We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

We were incorporated in the United States and have incurred net operating loss for income tax purposes for 2012 and 2011. We had loss carry forwards of approximately $4,742,677 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2032. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2012 was $1,612,510. The net change in the valuation allowance was an increase of $203,224.

Dragon Lead was incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended March 31, 2012 and 2011.

We do not have any deferred tax assets or liabilities from our foreign operations.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant components of the income tax provision were as follows for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Current tax provision
Federal	$-	$-
State	-	-
Foreign	2,691,006	2,025,604
	2,691,006	2,025,604
Deferred tax provision
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Income tax provision	$2,691,006	$2,025,604

Income from continuing operations before income taxes were allocated between the United States and Foreign components for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011

United States	$(597,719)	$(428,494)
Foreign	10,602,737	7,999,658
	10,005,018	7,571,164

The following table reconciles the U.S. statutory rates to our effective rate for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34%)	(34%)
China income tax	25%	25%
Non-dedcutible expenses	2%	2%

Effective tax rate	27%	27%

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — EARNINGS PER SHARE

As of March 31, 2012, we had warrants outstanding for the acquisition of 2,408,050 shares of our common stock. Of such warrants, 125,000 warrants were issued in 2008, with an exercise price of $1.196, and 1,989,050 warrants were issued in 2009, with an exercise price of $0.996. In January 2011, we issued 150,000 warrants with an exercise price of $3.25, and 144,000 warrants with an exercise price of $3.99. As of March 31, 2012, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than average market price. They are not included in weighted average shares calculation.

As of March 31, 2012, we had options outstanding for the acquisition of 2,920,000 shares (See Note 9 — Options). Of such Options, 120,000 options were granted in 2011, with an exercise price of $2.27, 1,500,000 options were granted in 2011 with an exercise price of $2.59 and 1,300,000 options were granted in 2012 with an exercise price of $1.22. As of March 31, 2012, the options granted in 2012 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The options granted in 2011 were anti-dilutive because the exercise prices were higher than the average market price. They are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2012	2011

Net income attributable to Common stockholders	$7,314,012	$5,292,157

Weighted average number of common shares outstanding - Basic	53,107,343	48,249,588
Effect of dilutive securities:
Unexercised warrants and options	1,250,724	1,474,420
Weighted average number of common shares outstanding - Diluted	54,358,067	49,724,008

Earnings per share-Basic	$0.14	$0.11

Earnings per share-Diluted	$0.13	$0.11

Note 8 — WARRANTS

Following is a summary of the status of warrants activities as of March 31, 2012:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2012	2,408,050	$1.33	3.03
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2012	2,408,050	$1.33	2.78

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — OPTIONS

On January 9, 2012 (“Grant Date”),we granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the Grant Date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the Grant Date (the “Initial Vesting Date”), and (b) 6.25% of the options become exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the Grant Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435, and according to vesting period, $94,777 is recorded as part of stock compensation expenses and is classified as additional paid-in capital for the period ended March 31, 2012.

As of March 31, 2012, of the options issued in 2011, the Company had 517,500 outstanding vested stock options with an amount of $291,392 in a weighted average period over 9 years. The 1,102,500 unvested stock options amounted to $1,656,578 in a weighted average period over 9.25 years. Of the options issued in 2012, the 1,300,000 unvested stock options amounted to $1,421,658 in a weighted average period over 9.75 years.

NOTE 10- CONCENTRATIONS AND RISKS

We maintain certain bank accounts in the PRC and BVI which are not protected by FDIC insurance or other insurance.  The cash balance held in the PRC bank accounts was $2,808,338 and $8,439,261 as of March 31, 2012 and December 31, 2011, respectively. The cash balance held in the BVI bank accounts was $31,135 and $49,945 as of March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012 and December 31, 2011, the Company held $113,937and $320,967 of cash balances within the United States of which, $0 and $70,967 was in excess of FDIC insurance limits of $250,000 as of March 31, 2012 and December 31, 2011, respectively.

During the periods ended March 31, 2012 and March 31, 2011, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from the subsidiaries located in the PRC.

Our principal raw material used during the period was gold, which accounted for 97.56% and 99.95% of our total purchases for the periods ended March 31, 2012 and March 31, 2011, respectively. We purchased gold directly, and solely, from The Shanghai Gold Exchange, the largest gold trading platform in the PRC.

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

Our Business

Through a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, a PRC corporation, we believe that we are one of the leading professional designers and manufacturers of high quality 24 Karat gold jewelry and Chinese ornaments developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the People’s Republic of China. We offer a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this mark-up ranges from 3 – 6% of the price of the base material.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

In view of the rapid growth in the investment gold business sector, we have entered into agreements with three leading banks in China to sell gold bars and coins and other products through bank branches. We tested this business model in 2011 and sales of investment gold have totaled approximately $9.9 million in the first quarter of 2012. We anticipate the investment gold business will become an increasingly important part of our future business.

We are located in Wuhan which is one of the largest cities in China. We produced approximately 30 metric tons of 24K gold products in 2011 and 8.8 metric tons of 24K gold products in the first quarter of 2012.

Results of Operations

The following table sets forth information from our statements of operations (unaudited) for the three months ended March 31, 2012 and 2011 in U.S. dollars:

KINGOLD JEWELRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended March 31,
	2012	2011

NET SALES	$224,967,394	$157,712,467

COST OF SALES
Cost of sales	(213,102,255)	(148,461,128)
Depreciation	(297,788)	(285,207)
Total cost of sales	(213,400,043)	(148,746,335)

GROSS PROFIT	11,567,351	8,966,132

OPERATING EXPENSES
Selling, general and administrative expenses	1,058,342	1,154,032
Stock compensation expense	356,439	122,500
Depreciation	33,420	31,914
Amortization	2,996	2,873
Total Operating Expenses	1,451,197	1,311,319

INCOME FROM OPERATIONS	10,116,154	7,654,813

OTHER INCOME (EXPENSES)
Interest expense	(111,136)	(83,648)
Total Other Expenses, net	(111,136)	(83,648)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	10,005,018	7,571,165

PROVISION FOR INCOME TAXES	(2,691,006)	(2,025,604)

NET INCOME	$7,314,012	$5,545,560
Less: net income attribute to the noncontrolling interest	-	(253,403)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,314,012	$5,292,157

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	352,704	656,149
Less: foreign currency translation gains
attributable to noncontrolling interest	-	(15,509)
Foreign currency translation gains
attributable to common stockholders	352,704	640,640

COMPREHENSIVE INCOME	$7,666,716	$5,932,797

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales

Net sales for the three months ended March 31, 2012 increased to $225 million, an increase of $67.3 million, or 42.6%, from net sales of $157.7 million for the three months ended March 31, 2011. The increase in net sales was primarily driven by increased branded production as well as by the increase in the price of gold. Of the $67.3 million increase in net sales, approximately $35.3 million was attributable to increased branded production, approximately $25.2 million to the increase in the price of gold and the remaining was due to the translation gain from RMB into USD. In branded production, where we purchase gold directly only once a customer has placed an order, we include the cost of gold in our cost of goods sold. In customized production, where customers supply us with the raw materials, the cost of gold is not included in the cost of goods sold.

More specifically, the increase in net sales was mainly attributable to the following additional factors: (1) we expanded our customer base in the first quarter of 2012, including major new clients such as Harbin Hengyuan Gold Corp, Hangzhou Xingya Jewelry, Wuxi Yinglou and Datong Jintai Jewelry; and (2) our investment gold business has started to ramp up, and generated revenue of approximately $9.9 million for us in the first quarter of 2012. The investment gold business has developed in Beijing, Hubei, Jiangsu, Jiangxi, Liaoning, Zhejiang, Henan and Sichuan Provinces. We expect that sales for banking business will further accelerate once the national rolling out is in full speed.

In the first quarter of 2012, we processed a total of 8.84 metric tons of gold, of which branded production accounted for 4.56 metric tons (51.6%) and customized production accounted for 4.28 metric tons (48.4%). In the first quarter of 2011, we processed a total of 7.52 metric tons of gold, of which branded production accounted for 3.84 metric tons (51.1%) and the customized production accounted for 3.68 metric tons (48.8%).

Cost of Sales

Cost of sales for the three months ended March 31, 2012 increased to $213.4 million, an increase of $64.7 million, or 43.5%, from $148.7 million for the same period in 2011. The increase was primarily due to the increased price of gold and the concurrent increase in the amount of gold purchased for branded production to meet the higher sales volumes in the category.  Of the $64.7 million increase, approximately $33.4 million was attributable to increases in branded production, approximately $24 million was due to increases in the price of gold and the remaining was due to the translation gain from exchange rate fluctuations.

Gross Profit

Gross profit for the three months ended March 31, 2012 increased to $11.6 million, an increase of $2.6 million, or 29%, from $9 million for the same period in 2011. Accordingly, gross margin for the three months ended March 31, 2012 was 5.1%, compared to 5.7% for the same period in 2011. Gross margin dropped slightly primarily because the price of gold increased substantially and the Company could not raise the processing fee proportionally.

Expenses

Total operating expenses for the three months ended March 31, 2012 were $1.45 million, an increase of $0.14 million, or 10.7%, from $1.31 million for the same period in 2011. The increase in operating expenses was primarily due to the option expenses incurred.

Interest expenses were $0.11 million for the three months ended March 31, 2012, a decrease of $0.03 million or 32.9%, from $0.08 million for same period in 2011.

The provision for income tax expense was approximately $2.7 million for the three months ended March 31, 2012, an increase of $0.67 million, or 32.8%, from approximately $2 million for the same period in 2011. The increase was primarily due to an increase in net income before taxes.

Net Income

Net income attributable to common stockholders increased to $7.3 million for the three months ended March 31, 2012 from $5.5 million for the same period in 2011, an increase of $2 million, or 38.2% as result of the matters described above.

Cash Flows

Net cash provided by (used in) operating activities.

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2012, compared to net cash used in operating activities of $22 million for the same period in 2011. This decrease occurred primarily because we had purchased a significant amount of gold during the three month period ended March 31, 2011 with capital raised in a public offering.

Analysis and Expectations.  Our net cash from operating activities can fluctuate significantly due to changes in our inventories. Other factors that may vary significantly include our purchases of gold and income taxes. Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and the other factors described above change with increased production and the purchase of larger quantities of raw materials. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we expand. Although we expect net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular quarter.

Net cash provided by (used in) investing activities.

Net cash used in investing activities amounted to $1,467 for the three months ended March 31, 2012, compared to net cash used in investing activities of $39,500 for the three months ended March 31, 2011.

Analysis and Expectations.  Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to only small increases in the amount of equipment we purchased. We do not expect that cash used in investing activities will increase significantly in the short-term future.

Net cash provided by (used in) financing activities.

Net cash provided by financing activities was $0 for the three months ended March 31, 2012, compared to net cash provided by financing activities of $20.2 million for the three months ended March 31, 2011. The change was the result of a public offering of 7.2 million shares of common stock in January 2011.

Analysis and Expectations.  We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of March 31, 2012, we had $3.0 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations, through borrowing of short-term bank loans, generally with a term of one year as well as through a public offering in the capital markets.

At the end of March 31, 2012, we had outstanding short-term loan from CITIC Bank Corporation Limited in the aggregate amount of $6.35 million with an interest rate of 7% due in November 2012. Our loans are secured by all of the Company’s buildings, plant and machinery. The amounts outstanding under these bank loans are presented in our financial statements as “short-term loans.”

In China, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot ensure that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot ensure that our business will generate sufficient cash flow from operations to repay these borrowing or that additional debt or equity financing will be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we do not have sufficient available cash, we will have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms could have a material adverse effect on our business, results of operations and financial condition.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, and maternity insurance, in accordance with relevant regulations. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations, and commence contributions to an employee housing fund.

The ability of Vogue-Show to pay dividends may be restricted due to the PRC’s foreign exchange control policies and the availability of cash. A majority of our revenue is earned and received in RMB. We may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars. Accordingly, Vogue-Show’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

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

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. The value of finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead. Cost is determined using the weighted average method. We continually evaluate the composition of our inventories assessing the turnover of our products. Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories includes all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. We did not record a provision for obsolete inventories as of either December 31, 2011 or March 31, 2012.

However, we do realize if the price of gold changes substantially in a very short period, it might trigger customer default, resulting in inventory obsolescence.

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

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in Chinese RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the USD (from 1 USD = 7.2946 RMB on January 1, 2008 to 1 USD = 6.29597 RMB on March 31, 2012). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our short-term borrowings as of March 31, 2012 were approximately $6.4 million and interest expense paid for the period ended March 31, 2012 was $0.1 million. We expect the interest will increase slightly when we renew the loan agreement as the central bank of China has raised the baseline rates over the past couple of months.

At the end of March 31, 2012, our weighted average interest rate was 7%. We currently have no interest rate hedge positions in place to reduce our exposure to interest rates.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Report.

Changes in Internal Controls

Other than as described above, there have been no changes in our internal control over financial reporting during the most recent financial quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herein

 Kingold’s Periodic Report on Form 10-Q for the period ended March 31, 2012, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

