Form 10-Q
period 2012-06-30
KINGOLD JEWELRY, INC.
filed 2012-08-14
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2012

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

☒ Yes   ☐No

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

As of August 14, 2012, there were 53,671,140 shares of common stock outstanding, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	June 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,748,322	$8,810,173
Accounts receivable	453,807	896,949
Inventories	129,422,576	108,088,420
Other current assets and prepaid expenses	157,962	72,333
Value added tax recoverable	8,098,241	4,750,847
Total Current Assets	141,880,908	122,618,722

PROPERTY AND EQUIPMENT, NET	12,331,955	12,942,902

OTHER ASSETS
Other assets	151,909	153,102
Intangible assets, net	505,577	515,543
Total other assets	657,486	668,645

TOTAL ASSETS	$154,870,349	$136,230,269

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loan	$6,294,138	$6,343,578
Other payables and accrued expenses	1,078,948	870,454
Income tax payable	3,565,019	1,451,929
Other taxes payable	315,119	562,027
Total Current Liabilities	11,253,224	9,227,988

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 53,426,890 and 53,107,343 shares issued and outstanding as of June 30, 2012 and December 31, 2011	53,427	53,108
Additional paid-in capital	56,395,595	55,728,009
Retained earnings
Unappropriated	76,831,043	59,936,120
Appropriated	967,543	967,543
Accumulated other comprehensive income	9,369,517	10,317,501
Total Equity	143,617,125	127,002,281

TOTAL LIABILITIES AND EQUITY	$154,870,349	$136,230,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

NET SALES	$268,485,840	$252,110,375	$493,453,234	$409,822,842

COST OF SALES
Cost of sales	(253,222,376)	(239,331,156)	(466,324,631)	(387,792,284)
Depreciation	(296,107)	(321,430)	(593,895)	(606,637)
Total cost of sales	(253,518,483)	(239,652,586)	(466,918,526)	(388,398,921)

GROSS PROFIT	14,967,357	12,457,789	26,534,708	21,423,921

OPERATING EXPENSES
Selling, general and administrative expenses	1,350,642	606,674	2,408,984	1,760,706
Stock compensation expenses	311,466	72,500	667,905	195,000
Depreciation	34,453	198	67,874	32,112
Amortization	2,979	2,908	5,975	5,781
Total Operating Expenses	1,699,540	682,280	3,150,738	1,993,599
		-
INCOME FROM OPERATIONS	13,267,817	11,775,509	23,383,970	19,430,322

OTHER INCOME (EXPENSES)		-
Other Income	-	18,007	-	18,007
Other Expense	(1,560)	-	(1,560)	-
Interest expense	(111,778)	(35,660)	(222,913)	(119,308)
Total Other Expenses, net	(113,338)	(17,653)	(224,473)	(101,301)

INCOME FROM OPERATIONS BEFORE TAXES	13,154,479	11,757,856	23,159,497	19,329,020

PROVISION FOR INCOME TAXES	(3,573,568)	(2,968,290)	(6,264,574)	(4,993,894)

NET INCOME	$9,580,911	$8,789,566	$16,894,923	$14,335,126
Less: net income attributable to the noncontrolling interest	-	(379,767)	-	(633,170)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,580,911	$8,409,799	$16,894,923	$13,701,956

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	(1,300,687)	1,388,519	(947,983)	2,044,668
Less: foreign currency translation gains attributable to noncontrolling interest	-	(29,395)	-	(44,904)
Foreign currency translation gains (loss) attributable to common stockholders	(1,300,687)	1,359,124	(947,983)	1,999,764
		-
COMPREHENSIVE INCOME	$8,280,224	$9,768,923	$15,946,940	$15,701,720

Earnings per share
Basic	$0.18	$0.17	$0.32	$0.28
Diluted	$0.18	$0.16	$0.31	$0.27
Weighted average number of shares
Basic	53,168,337	49,894,874	53,138,008	49,081,372
Diluted	54,579,029	50,998,367	54,383,690	50,512,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,894,923	$14,335,126
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	661,769	638,749
Amortization of intangible assets	5,975	5,781
Share based compensation	667,905	195,000
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	438,129	188,819
Inventories	(22,277,149)	(32,475,123)
Other current assets and prepaid expenses	(73,432)	47,859
Value added tax recoverable	(3,399,771)	(1,630,262)
Increase (decrease) in:
Other payables and accrued expenses	200,238	(260,449)
Income tax payable	2,134,041	749,234
Other taxes payable	(243,627)	(471,711)
Net cash used in operating activities	(4,991,000)	(18,676,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(149,381)	(61,185)
Net cash used in investing activities	(149,381)	(61,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank loans	-	(6,117,812)
Proceeds from related party loan	-	2,141,234
Repayments of related party loan	-	(1,223,562)
Net proceeds from stock issuance in public offering	-	20,144,255
Net proceeds from exercise of warrants	-	49,800
Net cash provided by financing activities	-	14,993,915

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	78,530	137,382

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,061,851)	(3,606,865)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,810,173	9,151,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,748,322	$5,544,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$229,054	$120,416
Cash paid for income tax	$4,129,700	$4,244,660

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 26, 2012.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of Kingold, our wholly owned subsidiaries, Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vouge-Show”) and Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”), our 100% contractually controlled affiliate. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, deferred tax assets, inventories and stock options. Actual results could differ from those estimates.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets". Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. For the periods ended June 30, 2012 and 2011 the Company has not recognized any allowances for impairment.

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

Revenue recognition

Net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies us with the raw materials and we create products per their instructions, whereas in branded production we generally purchase gold directly once a customer has placed an order. We recognize revenues under the FASB Codification Topic 605 ("ASC Topic 605"). Pursuant to this guidance, revenue is recognized when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer, (ii) the contracted services have been performed, (iii) the fees to be paid under the agreement are either fixed or determinable and (iv) our collection of such fees is reasonably assured. These criteria, as related to our revenues, are considered to have been met as follows:

Sales of branded products

We recognize revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized production fees

We recognize services-based revenue from such contracts when: (i) the contracted for services have been performed, (ii) the customer has approved the completion of the services, (iii) an invoice has been issued and (iv) collectability is deemed probable. The revenues from customized production services made up approximately 2.25% of the total revenue recognized for the six months ended June 30, 2012, compared to 1.98% for the six months ended June 30, 2011.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income taxes

We account for income taxes under the FASB Codification Topic 740 (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes" prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. There was no uncertain tax position recorded at June 30, 2012 or at December 31, 2011.

To the extent applicable, we record interest and penalties as a general and administrative expense. The statute of limitations for our U.S. federal income tax returns and certain state income tax returns remain open for tax years 2008 and after. As of June 30, 2012, the tax year ended December 31, 2005 through December 31, 2011 for the Company’s PRC subsidiaries remain open for statutory examination by the PRC tax authorities.

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

	June 30,	June 30,	December 31,
	2012	2011	2011

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.35512	$1=RMB 6.46343	$1=RMB 6.30559

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.32643	$1=RMB 6.53829	$1=RMB 6.46153

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

Furthermore, the value of our inventory may be affected by commodity prices. We record the value of our inventory using the lower of cost or market value, cost calculated on the weighted average method. As a result, decreases in the market value of precious metals such as gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value of our inventory.

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

NOTE 3 — INVENTORIES, NET

Inventories as of June 30, 2012 and December 31, 2011 consisted of the following:

	As of
	June 30,	December 31,
	2012	2011
Raw materials	$32,326,674	$17,301,339
Work-in-progress	79,448,656	62,933,479
Finished goods	17,647,246	27,853,602
Total inventory	$129,422,576	$108,088,420

For the three months and six months ended June 30, 2012 and 2011, no provision for obsolete inventories was considered necessary.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of June 30, 2012 and December 31, 2011:

	As of
	June 30,	December 31,
	2012	2011
Buildings	$2,394,367	$1,954,217
Plant and machinery	18,670,294	18,816,377
Motor vehicles	69,158	77,964
Office and electric equipment	579,880	582,958
Subtotal	21,713,699	21,431,517
Less: accumulated depreciation	(9,381,744)	(8,796,912)

Construction in progress	-	308,298
Property and equipment, net	$12,331,955	$12,942,902

Depreciation expenses for the six months ended June 30, 2012 and 2011 were $661,769 and $638,749, respectively. Depreciation expenses for the three months ended June 30, 2012 and 2011 were $330,561 and $321,628, respectively.

NOTE 5 — SHORT TERM LOAN

Short term loan consists of the following:

	As of
	June 30,	December 31,
	2012	2011

a) Loan payable to CITIC Bank Corporation Limited	6,294,138	6,343,578

Total short term loans	$6,294,138	$6,343,578

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

We were incorporated in the United States and have incurred net operating loss for income tax purposes for 2012 and 2011. We had loss carry forwards of approximately $5,722,802 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2032. Management believes that the realization of the benefits from these losses is uncertain due to our history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of June 30, 2012 was $1,945,753. The net increase in the valuation allowance in the three months and six months ended June 30, 2012 were $333,243 and $536,467.

Dragon Lead was incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended June 30, 2012 and 2011.

We do not have any deferred tax assets or liabilities from our foreign operations.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant components of the income tax provision were as follows for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	3,573,568	2,968,290	6,264,574	4,993,894
	3,573,568	2,968,290	6,264,574	4,993,894

Deferred tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	-	-
	-	-	-	-

Income tax provision	$3,573,568	$2,968,290	$6,264,574	$4,993,894

Income from continuing operations before income taxes were allocated between the United States and Foreign components for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011

United States	$(980,125)	$(221,837)	$(1,577,844)	$(650,331)
Foreign	14,134,604	11,979,693	24,737,341	19,979,351
	$13,154,479	$11,757,856	$23,159,497	$19,329,020

The following table reconciles the U.S. statutory rates to our effective rate for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
US Statutory rate	34%	34%	34%	34%
Foreign income not recognized in USA	(34%)	(34%)	(34%)	(34%)
China income tax	25%	25%	25%	25%
Non-deductible expenses	2%	0%	2%	1%

Effective tax rate	27%	25%	27%	26%

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — EARNINGS PER SHARE

As of June 30, 2012, we had warrants outstanding for the acquisition of 1,868,793 shares of our common stock. Of such warrants, 125,000 warrants were issued in 2008, with an exercise price of $1.196, and 1,449,793 warrants were issued in 2009, with an exercise price of $0.996. In January 2011, we issued 150,000 warrants with an exercise price of $3.25, and 144,000 warrants with an exercise price of $3.99. As of June 30, 2012, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than average market price in the three and six months ended June 30, 2012. They are not included in weighted average shares calculation.

As of June 30, 2012, we had options outstanding for the acquisition of 3,040,000 shares (See Note 9 — Options). Of such Options, 120,000 options were granted in 2011, with an exercise price of $2.27, 1,500,000 options were granted in 2011 with an exercise price of $2.59, 1,300,000 options were granted in 2012 with an exercise price of $1.22 and 120,000 options were granted in 2012 with an exercise price of $1.49. As of June 30, 2012, the options granted in 2012 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The options granted in 2011 were anti-dilutive because the exercise prices were higher than the average market price in the three and six months ended June 30, 2012. They are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011

Net income attributable to Common stockholders	$9,580,911	$8,409,799	$16,894,923	$13,701,956

Weighted average number of common shares outstanding - Basic	53,168,337	49,894,874	53,138,008	49,081,372

Effect of dilutive securities:
Unexercised warrants and options	1,410,692	1,103,493	1,245,682	1,430,709

Weighted average number of common shares outstanding - Diluted	54,579,029	50,998,367	54,383,690	50,512,081

Earnings per share-Basic	$0.18	$0.17	$0.32	$0.28

Earnings per share-Diluted	$0.18	$0.16	$0.31	$0.27

Note 8 — WARRANTS

On April 8, 2012, 64,257 warrants (2009 warrants) were exercised at an exercise price of $0.996 and 25,703 shares of common stock were issued. Pursuant to the cashless exercise provision, an additional 38,554 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 64,257 warrants.

On June 18, 2012, 450,000 warrants (2009 warrants) were exercised at an exercise price of $0.996 and 278,276 shares of common stock were issued. Pursuant to the cashless exercise provision, an additional 171,724 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 450,000 warrants.

On June 25, 2012, 25,000 warrants (2009 warrants) were exercised at an exercise price of $0.996 and 15,568 shares of common stock were issued. Pursuant to the cashless exercise provision, an additional 9,432 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 25,000 warrants.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of the status of warrants activities as of June 30, 2012:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2012	2,408,050	$1.33	3.03
Granted	-	-
Forfeited	-	-
Exercised	539,257	0.996
Outstanding, June 30 2012	1,868,793	$1.42	2.53

NOTE 9 — OPTIONS

We granted 1,620,000 options to certain members of management and directors in 2011. The fair value of the options was $1,947,970, and according to vesting period, $110,439 and $257,100 is recorded as part of stock compensation expenses for the three and six months ended June 30, 2012. On January 9, 2012 (“Grant Date”), we granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the Grant Date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the Grant Date (the “Initial Vesting Date”), and (b) 6.25% of the options become exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the Grant Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435, and according to vesting period, $94,777 and $189,554 are recorded as part of stock compensation expenses in the three and six months ended June 30, 2012.

On April 1, 2012 (“Grant Date”), we granted 120,000 options with an exercise price of $1.49 to our CFO per Employment Agreement. These options can be exercised within ten years from the Grant Date once they become exercisable. The options become exercisable every 3 month start from grant date for the one year service period from April 1 2012. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967, and according to vesting period, $42,742 should be recorded as part of stock compensation expenses in the three months ended June 30, 2012.

As of June 30, 2012, the Company had 639,375 outstanding vested stock options in a weighted average period over 8.8 years. As of June 30, 2012, the Company had 2,400,625 unvested stock options in a weighted average period over 8.95 years. The unrecorded stock-based compensation expenses amounted $3,001,245 as of June 30, 2012.

NOTE 10 — CONCENTRATIONS AND RISKS

We maintain certain bank accounts in the PRC and BVI which are not protected by FDIC insurance or other insurance.  The cash balance held in the PRC bank accounts was $3,687,146 and $8,439,261 as of June 30, 2012 and December 31, 2011, respectively. The cash balance held in the BVI bank accounts was $18,548 and $49,945 as of June 30, 2012 and December 31, 2011, respectively.  As of June 30, 2012 and December 31, 2011, the Company held $42,628 and $320,967 of cash balances within the United States of which, $0 and $70,967 was in excess of FDIC insurance limits of $250,000 as of June 30, 2012 and December 31, 2011, respectively.

During the periods ended June 30, 2012 and 2011, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from the subsidiaries located in the PRC.

Our principal raw material used during the period was gold, which accounted for 100% and 100% of our total purchases for the three and six month periods ended June 30, 2012 and 2011, respectively. We purchased gold directly, and solely, from The Shanghai Gold Exchange, the largest gold trading platform in the PRC.

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

Our Business

Through a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, a PRC corporation, we believe that we are one of the leading professional designers and manufacturers of high quality 24 Karat gold jewelry and Chinese ornaments developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the Peoples Republic of China, or PRC. We offer a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this mark-up ranges from 3% – 6% of the price of the base material.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

In view of the fast growth in investment gold business sector, we have signed agreements with three leading banks in China to sell gold bars and coins and other products through bank branches. We tested this business model in 2011 and sales of investment gold has increased to approximately $26 million in the first half of 2012. We anticipate the investment gold business will become an increasingly important part of our future business.

We are located in Wuhan, which is one of the largest cities in China. We produced approximately 30 metric tons of 24 Karat gold products in 2011 and 20.6 metric tons of 24 Karat gold products in the first half of 2012.

Results of Operations

The following table sets forth information from our statements of operations (unaudited) for the three and six months ended June 30, 2012 and 2011 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

NET SALES	$268,485,840	$252,110,375	$493,453,234	$409,822,842

COST OF SALES
Cost of sales	(253,222,376)	(239,331,156)	(466,324,631)	(387,792,284)
Depreciation	(296,107)	(321,430)	(593,895)	(606,637)
Total cost of sales	(253,518,483)	(239,652,586)	(466,918,526)	(388,398,921)

GROSS PROFIT	14,967,357	12,457,789	26,534,708	21,423,921

OPERATING EXPENSES
Selling, general and administrative expenses	1,350,642	606,674	2,408,984	1,760,706
Stock compensation expenses	311,466	72,500	667,905	195,000
Depreciation	34,453	198	67,874	32,112
Amortization	2,979	2,908	5,975	5,781
Total Operating Expenses	1,699,540	682,280	3,150,738	1,993,599
		-
INCOME FROM OPERATIONS	13,267,817	11,775,509	23,383,970	19,430,322

OTHER INCOME (EXPENSES)		-
Other Income	-	18,007	-	18,007
Other Expense	(1,560)	-	(1,560)	-
Interest expense	(111,778)	(35,660)	(222,913)	(119,308)
Total Other Expenses, net	(113,338)	(17,653)	(224,473)	(101,301)

INCOME FROM OPERATIONS BEFORE TAXES	13,154,479	11,757,856	23,159,497	19,329,020

PROVISION FOR INCOME TAXES	(3,573,568)	(2,968,290)	(6,264,574)	(4,993,894)

NET INCOME	$9,580,911	$8,789,566	$16,894,923	$14,335,126
Less: net income attributable to the noncontrolling interest	-	(379,767)	-	(633,170)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,580,911	$8,409,799	$16,894,923	$13,701,956

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	(1,300,687)	1,388,519	(947,983)	2,044,668
Less: foreign currency translation gains attributable to noncontrolling interest	-	(29,395)	-	(44,904)
Foreign currency translation gains (loss) attributable to common stockholders	(1,300,687)	1,359,124	(947,983)	1,999,764
		-
COMPREHENSIVE INCOME	$8,280,224	$9,768,923	$15,946,940	$15,701,720

Three and Six Month Period Ended June 30, 2012 Compared to the Three and Six Month Period Ended June 30, 2011

Net Sales

Net sales for the three months ended June 30, 2012 increased to $268.5 million, an increase of $16.4 million, or 6.5%, from net sales of $252.1 million for the three months ended June 30, 2011. Of the $16.4 million increase in net sales, approximately $3.4 million was attributable to increased customized production (offset by approximately $14.3 million was attributable to decreased branded production); approximately $22.1 million to the increase in the price of gold and the remaining was due to the translation gain from RMB into USD. In view of the relatively low gold price, some of our customers shifted from branded purchase, where they want Kingold to buy gold raw materials first to customized purchase, where the customers supply the gold as the gold is more affordable. As such, our branded production went down a little while customized production went up a little.

Net sales for the six months ended June 30, 2012 increased to $493.4 million, an increase of $83.6 million, or 20.4%, from net sales of $409.8 million for the six months ended June 30, 2011. The increase in net sales was primarily driven by increased branded production as well as by the increase in the price of gold. Of the $83.6 million increase in net sales, approximately $17.8 million was attributable to increased branded production and approximately $4.0 million was attributable to increased customized production, approximately $47.9 million to the increase in the price of gold and the remaining was due to the translation gain from RMB into USD.

More specifically, the increase in net sales in the first half was mainly attributable to the following additional factors: (1) we expanded our customer base in the first half of 2012, including major new clients; and (2) our investment gold business has started to build up, which generated incremental revenue of approximately $26 million for us in the first half of 2012. The investment gold business has been developed in Beijing, Hubei, Jiangsu, Jiangxi, Liaoning, Zhejiang, Henan and Sichuan Provinces. We are expecting that sales for investment gold business will accelerate once the national roll out is complete.

In the second quarter of 2012, we processed a total of 11.8 metric tons of gold, of which branded production accounted for 5.6 metric tons (47.2%) and the customized production accounted for 6.2 metric tons (52.8%). In the second quarter of 2011, we processed a total of 10.1 metric tons of gold, of which branded production accounted for 5.8 metric tons (57.8%) and the customized production accounted for 4.3 metric tons (42.2%).

In the first half of 2012, we processed a total of 20.6 metric tons of gold, of which branded production accounted for 10.1 metric tons (49.1%) and the customized production accounted for 10.5 metric tons (50.9%). In the first half of 2011, we processed a total of 17.7 metric tons of gold, of which branded production accounted for 9.7 metric tons (55%) and the customized production accounted for 8 metric tons (45%).

Cost of Sales

Cost of sales for the three months ended June 30, 2012 increased to $253.5 million, an increase of $13.9 million, or 5.8%, from $239.6 million for the same period in 2011. Of the $13.9 million increase, offset by approximately $13.6 million due to decreases in production, and approximately $20.1 million was due to the increased price of gold and the remaining is due to the translation gain from exchange rate fluctuations.

Cost of sales for the six months ended June 30, 2012 increased to $466.9 million, an increase of $78.5 million, or 20.2%, from $388.4 million for the same period in 2011. The increase was primarily due to the increased price of gold and the concurrent increase in the amount of gold purchased for branded production to meet the higher sales volumes in the category.  Of the $78.5 million increase, approximately $18.6 million was attributable to increases in production, and approximately $44.8 million was due to the increased price of gold and the remaining is due to the translation gain from exchange rate fluctuations.

Gross Profit

Gross profit for the three months ended June 30, 2012 increased to $15.0 million, an increase of $2.5 million, or 20.2%, from $12.5 million for the same period in 2011. Accordingly, gross margin for the three months ended June 30, 2012 was 5.6%, compared to 4.9% for the same period in 2011. Gross margin improved mainly because the Company has increased the customized production by approximately 1.9 metric tons for the three months ended June 30, 2012. Because cost of gold is not counted as part of revenue in customized production where the gold is supplied by customers, the margin is significantly higher than the branded production where the gold is counted part of revenue and the margin is thin.

Gross profit for the six months ended June 30, 2012 increased to $26.5 million, an increase of $5.1 million, or 23.9%, from $21.4 million for the same period in 2011. Accordingly, gross margin for the six months ended June 30, 2012 was 5.4%, compared to 5.2% for the same period in 2011.

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross profit margin and profitability. Furthermore, the carrying value of our inventory may be affected. Although a significant portion of our gold inventory is not purchased until a customer has placed an order and a selling price is agreed to, at June 30, 2012, approximately 1.1 metric tons of inventories were carried on without a purchase order. As such, significant decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period gross profit margin and profitability. The gold inventory at June 30, 2012 was sold subsequent to this quarter end at prices above its carrying cost and cost to sell.

Expenses

Total operating expenses for the three months ended June 30, 2012 were $1.7 million, an increase of $1.0 million, or 149.1%, from $0.7 million for the same period in 2011. The increase in operating expenses was primarily due to the increase of stock-based compensation expenses incurred ($0.2 million) as well as professional service fees due to an aborted public offering attempt ($0.4 million).

Total operating expenses for the six months ended June 30, 2012 were $3.2 million, an increase of $1.2 million, or 58.0%, from $2.0 million for the same period in 2011. The increase in operating expenses was primarily due to the increase of stock-based compensation expenses increased ($0.5 million) as well as professional service fees due to an aborted public offering ($0.4 million).

Interest expenses were $111,778 for the three months ended June 30, 2012, an increase of $76,118 or 213.5%, from $35,660 for the same period in 2011. The Company paid off approximately $6 million in loans to Pufa Bank in May 2011 and subsequently obtained a $6 million loan from China CITIC Bank in December 2011, as such the interest expense is higher for the three months ended June 30, 2012.

Interest expenses were $222,913 for the six months ended June 30, 2012, an increase of $103,605 or 86.8%, from $119,308 for the same period in 2011 for the same reason explained above.

The provision for income tax expense was approximately $3.6 million for three months ended June 30, 2012, an increase of $0.6 million, or 20.4%, from approximately $3.0 million for the same period in 2011. The increase was primarily due to our increase in net income before taxes.

The provision for income tax expense was approximately $6.3 million for six months ended June 30, 2012, an increase of $1.3 million, or 25.4%, from approximately $5.0 million for the same period in 2011. The increase was primarily due to our increase in net income before taxes.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders increased to $9.6 million for the three months ended June 30, 2012 from $8.4 million for the same period in 2011, an increase of $1.2 million, or 13.9% as result of the matters described above.

Net income attributable to common stockholders increased to $16.9 million for the six months ended June 30, 2012 from $13.7 million for the same period in 2011, an increase of $3.2 million, or 23.3% as result of the matters described above.

Cash Flows

Net cash (used in) operating activities.

Net cash used in operating activities was $5.0 million for the six months ended June 30, 2012, compared to net cash used in operating activities of $18.7 million for the same period in 2011. This decrease was primarily because we had purchased a significant amount of gold during the six month period ended June 30, 2011 with capital raised in a public offering.

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

Net cash (used in) investing activities.

Net cash used in investing activities amounted to $149,381 for the six months ended June 30, 2012, compared to net cash used in investing activities of $61,185 for the six months ended June 30, 2011.

Analysis and Expectations.  Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to only small increases in the amount of equipment we purchased. We do not expect that cash used in investing activities will increase significantly in the short term future.

Net cash provided by financing activities.

Net cash provided by financing activities was $0 for the six months ended June 30, 2012, compared to net cash provided by financing activities of $15.0 million for the six months ended June 30, 2011. The change was the result of a public offering of 7.2 million shares of common stock in January 2011 with $20 million net proceeds, which was offset by a repayment of $6.1 million bank loan.

Analysis and Expectations.  We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $3.7 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations, through borrowing of short-term bank loans generally with a term of one year, as well as through a public offering in the capital markets.

At the end of June 30, 2012, we had an outstanding short-term loan from CITIC Bank Corporation Limited in an aggregate amount of $6.3 million with an interest rate of 7% due in November 2012. This loan is secured by all the Company’s buildings, plant and machinery. The amount outstanding under this bank loan is presented in our financial statements as “short term loans.”

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

Because of the nature of our business, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash position. When we deem appropriate, we may seek to raise additional capital by accessing the capital markets. On June 29, 2012, we decided to postpone a proposed public offering of common stock.

When we deem appropriate, we may use our cash on hand to purchase shares of our common stock in the open market. On July 12, 2012, our Board of Directors authorized a Stock Repurchase Plan to permit the repurchase by us of up to $10 million of issued and outstanding shares of our common stock in the open market or in privately negotiated transactions at any time and from time to time during the twelve-month period ending July 12, 2013. Repurchases will be made under the Stock Repurchase Plan using our own cash resources. These repurchases, if and when made, will be made subject to market conditions, applicable legal requirements (including federal and state securities laws as well as rules of the Securities and Exchange Commission) and other factors. The Stock Repurchase Plan does not obligate us to acquire any particular amount of our common stock and the Stock Repurchase Plan may be modified, extended or terminated at any time at our discretion.

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

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. The value of finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead. Cost is determined using the weighted average method. We continually evaluate the composition of our inventories assessing the turnover of our products. Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. We did not record a provision for obsolete inventories as of either December 31, 2011 or June 30, 2012. However, we do realize if the gold price changes substantially in a very short period, it might trigger customer default, resulting in inventory obsolescence.

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross profit margin and profitability. Furthermore, the carrying value of our inventory may be affected. Although a significant portion of our gold inventory is not purchased until a customer has placed an order and a selling price is agreed to, at June 30, 2012, approximately 1.1 metric tons of inventories were carried on without a purchase order. As such, significant decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period gross profit margin and profitability. The gold inventory at June 30, 2012 was sold subsequent to this quarter end at prices above its carrying cost and cost to sell.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No events or changes in our business or circumstances required us to test for impairment of our long-lived assets during 2011 and 2012, and accordingly, we did not recognize any impairment loss during these periods.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in Chinese RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the USD (from 1 USD = 7.2946 RMB on January 1, 2008 to 1 USD = 6.35512 RMB on June 29, 2012). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our short-term borrowings as of June 30, 2012 were approximately $6.3 million and interest expenses paid were $0.1 million and $0.2 million for the three months and six months ended June 30, 2012, respectively. We expect the interest will increase slightly when we renew the loan agreement as the central bank of China has raised the baseline rates over the past couple of months.

At the end of June 30, 2012, our weighted average interest rate was 7%. We currently have no interest rate hedge positions in place to reduce our exposure to interest rates.

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

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross profit margin and profitability. Furthermore, the carrying value of our inventory may be affected. Although a significant portion of our gold inventory is not purchased until a customer has placed an order and a selling price is agreed to, at June 30, 2012, approximately 1.1 metric tons of inventories were carried on without a purchase order. As such, significant decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period gross profit margin and profitability. The gold inventory at June 30, 2012 was sold subsequent to this quarter end at prices above its carrying cost and cost to sell.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Item 1A.  Risk Factors

Other than as described below, there have been no material changes to our risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

Because our revenues are generated in RMB and our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations.

The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

Our PRC stockholders are required to register with the State Administration of Foreign Exchange and their failure to do so could cause us to lose our ability to remit profits out of the PRC as dividends.

The State Administration of Foreign Exchange, or SAFE, issued a public notice in October 2005, or Circular 75, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies owned by such PRC residents, referred to in the notice as an ‘‘offshore special purpose vehicle.’’ SAFE has further issued a series of implementation guidance, including the most recent Notice of SAFE on Printing and Distributing the Rules for the Implementation of the Operating Procedure of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Circular 19, which has come into effect as of July 1, 2011. These regulations require PRC residents and PRC corporate entities to register with competent local branches of SAFE in connection with their direct or indirect offshore investment in offshore special purpose vehicles. These regulations may apply to our shareholders who are PRC residents or have PRC residents as their ultimate owners and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who make, or have previously made prior to October 2005, direct or indirect investments in offshore special purpose vehicles are required to register those investments. In addition, any PRC resident that is a shareholder of an offshore special purpose vehicle is required to amend its SAFE registration with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China or other material changes in share capital. Moreover, any subsidiary of such offshore special purpose company in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any shareholder who is considered as a PRC resident by SAFE fails to make the required registration or to update the previously filed registration, the subsidiary of such offshore special purpose company in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the offshore special purpose company, and the offshore special purpose company may also be prohibited from making additional capital contribution into its subsidiary in China.

These regulations apply to our stockholders who are PRC residents. As of June 30, 2012, our chairman and chief executive officer, Zhihong Jia, and our general manager, Bin Zhao, have obtained their registrations and modification registrations under Circular 75, Wen Yang has obtained his registration under Circular 75, and the other PRC residents are in the process of obtaining such registrations. However, there is no assurance that such persons can successfully complete such registrations, and there is no assurance that all of the PRC resident stockholders and beneficiary stockholders have complied with and will comply with the SAFE registration requirements currently or in the future. In the event that these or other of our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principles.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

In December 2006, the PBOC promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, or the Stock Option Rules, which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE in March 2007. Under these rules, PRC residents who participate in a stock incentive plan in an overseas publicly-listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes. We adopted our employee stock incentive plan on October 31, 2011. As of June 30, 2012, none of our PRC resident employees has been granted any award under the employee stock incentive plan. We and our PRC resident employees who participate in the employee stock incentive plan are subject to these regulations. If we or our PRC option grantees fail to comply with these regulations, we or our PRC option grantees may be subject to fines and other legal or administrative sanctions.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, issued by the State Administration of Taxation, or the SAT, on December 10, 2009 with retroactive effect from January 1, 2008, where a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas holding company, or an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (a) has an effective tax rate less than 12.5% or (b) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the competent tax authority of the PRC resident enterprise this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC tax at a rate of up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction. In addition, the PRC resident enterprise may be required to provide necessary assistance to support the enforcement of Circular 698. There is uncertainty as to the application of SAT Circular 698. For example, while the term “Indirect Transfer” is not clearly defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax rates in foreign tax jurisdictions, and the process and format of the reporting of an Indirect Transfer to the competent tax authority of the relevant PRC resident enterprise remain unclear. In addition, there are not any formal declarations with regard to how to determine whether a foreign investor has adopted an abusive arrangement in order to reduce, avoid or defer PRC tax. SAT Circular 698 may be determined by the tax authorities to be applicable to our private equity financing transactions where non-resident shareholders were involved, if any of such transactions were determined by the tax authorities to lack reasonable commercial purpose. As a result, we and our non-resident investors may become at risk of being taxed under SAT Circular 698 and may be required to expend valuable resources to comply with SAT Circular 698 or to establish that we should not be taxed under SAT Circular 698, which may have a material adverse effect on our financial condition and results of operations or such non-resident shareholders’ investments in us.

We may issue additional common stock or warrants to purchase additional common stock, which might dilute the net tangible book value per share of our common stock.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or a part of our authorized but unissued shares or warrants to purchase all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock or warrants to purchase a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing a stockholder’s influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock. Investors in our common stock may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale or the expiration of lock-up agreements, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

As of June 30, 2012, we had 53,426,890 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of June 30, 2012, we had reserved for issuance (i) 3,040,000 shares of our common stock issuable upon exercise of outstanding stock options under our 2011 Stock Incentive Plan at a weighted average exercise price of $1.95 per share as of June 30, 2012; and (ii) 1,868,793 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.42 per share as of June 30, 2012. Subject to applicable vesting requirements, upon exercise of the outstanding options and warrants, the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices that are below the market price of our common stock from time to time, investors in our common stock would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

Our board of directors has the power to designate, without stockholder approval, series of preferred stock, the shares of which could be senior to our common stock and be entitled to conversion or voting rights that adversely affect the holders of our common stock.

Our certificate of incorporation authorizes the issuance of 500,000 shares of preferred stock (no shares of preferred stock were issued and outstanding as of June 30, 2012), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of preferred stock, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue a class or series of preferred stock, the shares of which would rank senior to the shares of our common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

Provisions of Delaware law may prevent or delay a change of control, which could depress the trading price of our common stock.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s assets unless:

•	the board of directors approved the transaction in which the stockholder acquired 15% or more of the corporation’s assets;

•	after the transaction in which the stockholder acquired 15% or more of the corporation’s assets, the stockholder owned at least 85% of the corporation’s outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•	on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provides. We have not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeover or change of control of us and may discourage attempts by other companies to acquire us even if it would be beneficial to stockholders.

Our certificate of incorporation and bylaws contain provisions that could discourage a third-party from acquiring us.

Our certificate of incorporation and bylaws, as applicable, among other things, (1) provide our board with the ability, subject to certain exceptions, to alter the bylaws without stockholder approval, and (2) provide that vacancies on our board of directors may be filled by a majority of directors in office. These provisions, while designed to reduce vulnerability to an unsolicited acquisition proposal, and to discourage certain tactics used in proxy fights, may negatively impact a third-party’s decision to acquire us even if it would be beneficial to stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

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

* Filed Herein

Kingold’s Periodic Report on Form 10-Q for the period ended June 30, 2012, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and
Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal
Accounting Officer

