Form 10-Q
period 2012-09-30
KINGOLD JEWELRY, INC.
filed 2012-11-13
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KINGOLD JEWELRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-15819	13-3883101
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification No.)

	15 Huangpu Science and Technology Park Jiang’an District Wuhan, Hubei Province, PRC 430023 (Address of principal executive offices) (Zip Code)	Reed Smith 11/12/12

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

As of November 12, 2012, there were 54,521,140 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers of their sale commitments and customers of their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;
•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;
•	our ability to manage growth;
•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully manage any acquired business;
•	our ability to integrate acquired businesses;
•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;
•	our ability to retain and attract senior management and other key employees;
•	any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;
•	changes in PRC or U.S. tax laws;
•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;
•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;
•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in any material pending and future litigations;
•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;
•	the success of our research and development activities;
•	our ability to comply with environmental laws and regulations; and
•	other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward looking statement, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	September 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,625,205	$8,810,173
Accounts receivable	379,164	896,949
Inventories	142,255,205	108,088,420
Other current assets and prepaid expenses	69,694	72,333
Value added tax recoverable	7,788,203	4,750,847
Total Current Assets	152,117,471	122,618,722

PROPERTY AND EQUIPMENT, NET	12,132,635	12,942,902

OTHER ASSETS
Other assets	153,587	153,102
Intangible assets, net	508,153	515,543
Total other assets	661,740	668,645
TOTAL ASSETS	$164,911,846	$136,230,269

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$6,363,651	$6,343,578
Other payables and accrued expenses	966,177	870,454
Income tax payable	3,040,105	1,451,929
Other taxes payable	477,960	562,027
Total Current Liabilities	10,847,893	9,227,988

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 53,671,140 and 53,107,343 shares issued and outstanding as of September 30, 2012 and December 31, 2011	53,671	53,108
Additional paid-in capital	56,774,801	55,728,009
Retained earnings
Unappropriated	85,197,660	59,936,120
Appropriated	967,543	967,543
Accumulated other comprehensive income	11,070,278	10,317,501
Total Equity	154,063,953	127,002,281

TOTAL LIABILITIES AND EQUITY	$164,911,846	$136,230,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

NET SALES	$220,836,949	$210,710,516	$714,290,183	$620,533,358

COST OF SALES
Cost of sales	(207,868,634)	(196,453,806)	(674,193,265)	(584,246,090)
Depreciation	(296,524)	(265,488)	(890,419)	(872,125)
Total cost of sales	(208,165,158)	(196,719,294)	(675,083,684)	(585,118,215)

GROSS PROFIT	12,671,791	13,991,222	39,206,499	35,415,143

OPERATING EXPENSES
Selling, general and administrative expenses	756,674	789,820	3,165,658	2,550,526
Stock compensation expenses	379,450	62,500	1,047,355	257,500
Depreciation	36,710	66,214	104,584	98,325
Amortization	2,983	3,000	8,958	8,781
Total Operating Expenses	1,175,817	921,534	4,326,555	2,915,133

INCOME FROM OPERATIONS	11,495,974	13,069,689	34,879,944	32,500,010

OTHER INCOME (EXPENSES)		-
Other Income	-	227	-	18,234
Other Expense	-	5,758	(1,559)	5,758
Interest expense	(113,298)	-	(336,212)	(120,811)
Total Other Expenses, net	(113,298)	5,985	(337,771)	(96,819)

INCOME FROM OPERATIONS BEFORE TAXES	11,382,676	13,075,674	34,542,173	32,403,192

PROVISION FOR INCOME TAXES	(3,016,059)	(3,353,879)	(9,280,633)	(8,347,773)

NET INCOME	$8,366,617	$9,721,795	$25,261,540	$24,055,419
Less: net income attribute to the noncontrolling interest	-	(406,584)	-	(1,039,754)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,366,617	$9,315,211	$25,261,540	$23,015,665

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	1,700,761	1,288,912	752,777	3,333,579
Less: foreign currency translation gains attributable to noncontrolling interest	-	(4,708)	-	(49,612)
Foreign currency translation gains attributable to common stockholders	1,700,761	1,284,204	752,777	3,283,967

COMPREHENSIVE INCOME	$10,067,377	$10,599,415	$26,014,317	$26,299,632

Earnings per share
Basic	$0.16	0.19	$0.47	$0.47
Diluted	$0.15	0.18	$0.47	$0.46
Weighted average number of shares
Basic	53,578,218	49,998,706	53,286,072	49,391,647
Diluted	54,246,563	50,744,359	54,200,552	50,480,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,261,540	$24,055,419
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	995,002	970,450
Amortization of intangible assets	8,958	8,781
Share based compensation	1,047,355	257,500
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	517,022	1,010,099
Inventories	(33,590,814)	(46,100,293)
Other current assets and prepaid expenses	15,269	51,215
Value added tax recoverable	(3,001,419)	(1,525,536)
Increase (decrease) in:
Other payables and accrued expenses	81,959	(740,083)
Income tax payable	1,572,629	1,056,705
Other taxes payable	(85,251)	(494,451)
Net cash used in operating activities	(7,177,750)	(21,450,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(149,666)	(64,723)
Net cash used in investing activities	(149,666)	(64,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	-	666,364
Repayments of bank loans	-	(6,194,845)
Proceeds from related party loan	-	2,574,082
Repayments of related party loan	-	(2,168,196)
Net proceeds from stock issuance in public offering	-	20,144,255
Net proceeds from exercise of warrants	-	49,800
Net cash provided by financing activities	-	15,071,460

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	142,448	526,517

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,184,968)	(5,916,940)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,810,173	9,151,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,625,205	$3,234,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$354,686	$121,933
Cash paid for income tax	$7,708,004	$7,291,068

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 26, 2012.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of Kingold, its wholly owned subsidiaries, Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”) and Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”), its 100% contractually controlled affiliate. All significant inter-company balances and transactions have been eliminated in consolidation.

On June 30, 2009, Vogue-Show entered into a series of agreements with Wuhan Kingold and shareholders holding 95.83% of the outstanding equity of Wuhan Kingold under which Wuhan Kingold agreed to pay 95.83% of its after-tax profits to Vogue-Show and shareholders owning 95.83% of Wuhan Kingold’s shares have pledged their and delegated their voting power in Wuhan Kingold to Vogue-Show. Such share pledge is registered with the PRC Administration for Industry and Commerce. These agreements were subsequently amended on October 20, 2011 when the minority stockholder holding 4.17% of the equity of Wuhan Kingold became a party to the applicable variable interest entity (“VIE”) agreements. Following execution of the amendments, shareholders holding 100% of the outstanding equity of Wuhan Kingold were parties to the agreements such that Wuhan Kingold has agreed to pay 100% of its after-tax profits to Vogue-Show and shareholders owning 100% of Wuhan Kingold’s shares have pledged their and delegated their voting power in Wuhan Kingold to Vogue-Show.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, deferred tax assets, inventories and stock options. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition. Kingold provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived assets

Kingold accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets". Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. For the periods ended September 30, 2012 and 2011 the Company has not recognized any allowances for impairment.

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

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. Kingold is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

Revenue recognition

Net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies Kingold with the raw materials and Kingold creates products per their instructions, whereas in branded production Kingold generally purchases gold directly once a customer has placed an order. The Company recognizes revenues under the FASB Codification Topic 605 ("ASC Topic 605"). Pursuant to this guidance, revenue is recognized when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer, (ii) the contracted services have been performed, (iii) the fees to be paid under the agreement are either fixed or determinable and (iv) the Company’s collection of such fees is reasonably assured. These criteria, as related to the Company’s revenues, are considered to have been met as follows:

Sales of branded products

Kingold recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized production fees

Kingold recognize services-based revenue from such contracts when: (i) the contracted for services have been performed, (ii) the customer has approved the completion of the services, (iii) an invoice has been issued and (iv) collectability is deemed probable. Revenues from customized production services made up approximately 2.27% of total revenue for the nine months ended September 30, 2012, compared to 1.98% for the nine months ended September 30, 2011.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income taxes

Kingold accounts for income taxes under the FASB Codification Topic 740 (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes" prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. There was no uncertain tax position recorded at September 30, 2012 or at December 31, 2011.

To the extent applicable, Kingold records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2008 and after. As of September 30, 2012, the tax year ended December 31, 2005 through December 31, 2011 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by the PRC tax authorities.

Foreign currency translation

Kingold, as well as its wholly owned subsidiary, Dragon Lead, maintains accounting records in United States Dollars (“USD”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income.”

The value of RMB against USD and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions, any significant revaluation of RMB may materially affect the Company’s financial condition in terms of USD reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	September 30,	December 31,
	2012	2011

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.28570	$1=RMB 6.30559

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.32948	$1=RMB 6.46153

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on its condensed consolidated financial position, results of operations, or cash flows.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Risks and Uncertainties

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. The Company potentially has exposure to the fluctuation in gold commodity prices as part of its normal operations. In the past, Kingold has not hedged its requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing. A significant increase in the price of gold could increase the Company’s production costs beyond the amount that it is able to pass on to its customers, which would adversely affect the Company’s sales and profitability. A significant disruption in the Company’s supply of gold, or other commodities could decrease its production and shipping levels, materially increase its operating costs and materially and adversely affect its profit margins. Shortages of gold, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which Kingold purchases its raw materials, may adversely affect its ability to maintain production of its products and sustain profitability. Although Kingold generally attempts to pass increased commodity prices to its customers, there may be circumstances in which it is not able to do so. In addition, if the Company were to experience a significant or prolonged shortage of gold, it would be unable to meet its production schedules and to ship products to its customers in a timely manner, which would adversely affect its sales, margins and customer relations.

Furthermore, the value of Kingold’s inventory may be affected by commodity prices. The Company records the value of its inventory using the lower of cost or market value, cost calculated on the weighted average method. As a result, decreases in the market value of precious metals such as gold would result in a lower stated value of the Company’s inventory, which may require it to take a charge for the decrease in the value of its inventory.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by exchanges in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Wuhan Kingold through a series of agreements. If such agreements were cancelled, modified or otherwise not complied with, the Company would not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Although the Company has not experienced losses from these situations and believes that we are in compliance with existing laws and regulations including the organization and structure disclosed in Note 1, this may not be indicative of future results.

NOTE 3 — INVENTORIES, NET

Inventories as of September 30, 2012 and December 31, 2011 consisted of the following:

	As of
	September 30,	December 31,
	2012	2011
Raw materials	$30,885,079	$17,301,339
Work-in-progress	76,481,760	62,933,479
Finished goods	34,888,366	27,853,602
Total inventory	$142,255,205	$108,088,420

For the three months and nine months ended September 30, 2012 and 2011, no provision for obsolete inventories was considered necessary.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2012 and December 31, 2011:

	As of
	September 30,	December 31,
	2012	2011
Buildings	$2,420,811	$1,954,217
Plant and machinery	18,876,491	18,816,377
Motor vehicles	69,921	77,964
Office and electric equipment	586,645	582,958
Subtotal	21,953,868	21,431,517
Less: accumulated depreciation	(9,821,233)	(8,796,912)

Construction in progress	-	308,298
Property and equipment, net	$12,132,635	$12,942,902

Depreciation expenses for the nine months ended September 30, 2012 and 2011 were $995,002 and $970,450, respectively. Depreciation expenses for the three months ended September 30, 2012 and 2011 were $333,234 and $331,701, respectively.

NOTE 5 — SHORT TERM LOAN

Short term loan consists of the following:

	As of
	September 30,	December 31,
	2012	2011

a) Loan payable to CITIC Bank Corporation Limited	6,363,651	6,343,578

Total short term loans	$6,363,651	$6,343,578

a)    Loan payable to CITIC Bank Corporation Limited is pursuant to two Working Capital Loan Contracts with a one year term from November 29, 2011 to November 29, 2012 carrying an interest rate of 7% per year. The loans are secured by all the Company’s buildings, plant and machinery.

NOTE 6 — INCOME TAXES

Kingold is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2012 and 2011. We had loss carry forwards of approximately $6,244,611 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2032. Management believes that the realization of the benefits from these losses is uncertain due to our history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2012 was $2,123,168. The net increase in the valuation allowance in the three months and nine months ended September 30, 2012 were $177,415 and $713,882.

Dragon Lead was incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended September 30, 2012 and 2011.

Kingold does not have any deferred tax assets or liabilities from its foreign operations.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant components of the income tax provision were as follows for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	3,016,059	3,353,879	9,280,633	8,347,773
	3,016,059	3,353,879	9,280,633	8,347,773

Deferred tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	-	-
	-	-	-	-
Income tax provision	$3,016,059	$3,353,879	$9,280,633	$8,347,773

Income from continuing operations before income taxes were allocated between the U.S. and Foreign components for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

United States	$(521,809)	$(343,600)	$(2,099,653)	$(993,931)
Foreign	11,904,485	13,419,274	36,641,826	33,397,123
	11,382,676	13,075,674	34,542,173	32,403,192

The following table reconciles the U.S. statutory rates to Kingold’s effective rate for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
US Statutory rate	34%	34%	34%	34%
Foreign income not recognized in USA	(34)%	(34)%	(34)%	(34)%
China income tax	25%	25%	25%	25%
Non-dedcutible expenses	1%	1%	2%	1%

Effective tax rate	26%	26%	27%	26%

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — EARNINGS PER SHARE

As of September 30, 2012, Kingold had warrants outstanding for the acquisition of 1,388,358 shares of its common stock. Of such warrants, 125,000 warrants were issued in 2008, with an exercise price of $1.196, and 969,358 warrants were issued in 2009, with an exercise price of $0.996. In January 2011, Kingold issued 150,000 warrants with an exercise price of $3.25, and 144,000 warrants with an exercise price of $3.99. As of September 30, 2012, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than average market price in the three and nine months ended September 30, 2012. They are not included in weighted average shares calculation.

As of September 30, 2012, Kingold had options outstanding for the acquisition of 3,040,000 shares (See Note 9 — Options). Of such options, 120,000 options were granted in 2011, with an exercise price of $2.27, 1,500,000 options were granted in 2011 with an exercise price of $2.59, 1,300,000 options were granted in 2012 with an exercise price of $1.22 and 120,000 options were granted in 2012 with an exercise price of $1.49. As of September 30, 2012, the options granted in 2012 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The options granted in 2011 were anti-dilutive because the exercise prices were higher than the average market price in the three and nine months ended September 30, 2012. They are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to Common stockholders	$8,366,617	$9,315,211	$25,261,540	$23,015,665

Weighted average number of common shares outstanding - Basic	53,578,218	49,998,706	53,286,072	49,391,647

Effect of dilutive securities:

Unexercised warrants and options	668,345	745,653	914,480	1,089,233

Weighted average number of common shares outstanding - Diluted	54,246,563	50,744,359	54,200,552	50,480,880

Earnings per share-Basic	$0.16	$0.19	$0.47	$0.47

Earnings per share-Diluted	$0.15	$0.18	$0.47	$0.46

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

On August 4, 2012, 480,435 warrants (2009 warrants) were exercised at an exercise price of $0.996 and 244,250 shares of common stock were issued. Pursuant to the cashless exercise provision, an additional 236,185 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 244,250 warrants.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of the status of warrants activities as of September 30, 2012:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2012	2,408,050	$1.33	3.03
Granted
Forfeited
Exercised	1,019,692	0.996
Outstanding, September 30, 2012	1,388,358	$1.57	2.29

NOTE 9 — OPTIONS

Kingold granted 1,620,000 options to certain members of management and directors in 2011. The fair value of the options was $1,947,970, and according to vesting period, $110,439 and $367,539 is recorded as part of stock compensation expenses for the three and nine months ended September 30, 2012. On January 9, 2012, Kingold granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435, and according to vesting period, $94,777 and $284,332 are recorded as part of stock compensation expenses in the three and nine months ended September 30, 2012.

On April 1, 2012, Kingold granted 120,000 options with an exercise price of $1.49 to its CFO per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every 3 months starting from grant date for the one year service period from April 1, 2012. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967, and according to vesting period, $42,742 and $85,483 are recorded as part of stock compensation expenses in the three and nine months ended September 30, 2012.

As of September 30, 2012, the Company had 761,250 outstanding vested stock options in a weighted average period over 8.99 years. As of September 30, 2012, the Company had 2,278,750 unvested stock options in a weighted average period over 8.95 years. The unrecorded stock-based compensation expenses amounted $2,753,288 as of September 30, 2012.

NOTE 10 — CONCENTRATIONS AND RISKS

Kingold maintains certain bank accounts in the PRC and BVI, which are not protected by FDIC insurance or other insurance.  The cash balance held in the PRC bank accounts was $1,599,030 and $8,439,261 as of September 30, 2012 and December 31, 2011, respectively. The cash balance held in the BVI bank accounts was $18,482 and $49,945 as of September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012 and December 31, 2011, the Company held $7,693 and $320,967 of cash balances within the United States of which $0 and $70,967 was in excess of FDIC insurance limits of $250,000 as of September 30, 2012 and December 31, 2011, respectively.

During the periods ended September 30, 2012 and 2011, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from the subsidiaries located in the PRC.

Kingold’s principal raw material used during the period was gold, which accounted for 100% and 100% of its total purchases for the three and nine month periods ended September 30, 2012 and 2011, respectively. Kingold purchased gold directly, and solely, from The Shanghai Gold Exchange, the largest gold trading platform in the PRC.

NOTE 11 — SUBSEQUENT EVENT

On October 4, 2012, Kingold entered into a Stock Loan and Repurchase Agreement, or the Loan Agreement, with Equities First Holdings, LLC, a Delaware limited liability company, or EFH, providing for three-year non-recourse term loans collateralized by shares of the Company’s common stock. Pursuant to the Loan Agreement, EFH will extend term loans to Kingold, and Kingold will issue and pledge shares of its common stock to EFH as collateral for such term loans. When the Company repays the outstanding principal amount of the loan (along with any accrued yet unpaid interest and other obligations due EFH) at maturity, EFH will return to the Company the shares of its common stock pledged as collateral. Because the term loans are non-recourse, if the Company elects not to pay an outstanding loan in full at maturity, EFH has agreed to look only to the shares of common stock that it was issued as collateral for payment of the Company’s obligations under such term loan. Such non-repayment, however, would be considered an Event of Default (as such term is defined in the Loan Agreement), and result in the acceleration of the maturity date of any other term loans from EFH that are then outstanding under the Loan Agreement.

The initial principal amount of each term loan will be determined by reference to the number of shares of Company common stock that EFH is issued and pledged as collateral for such loan. The principal amount will be equal to such number of shares multiplied by 75% of the lower of (x) the last sale price of such common stock on the business day prior to delivering the shares of to EFH and (y) the average of the last sale prices for the three consecutive business days prior to delivering the shares to EFH. The Loan Agreement provides that term loans will bear interest at a rate of 4% (which may be increased to 7% in the event of a default), payable quarterly in arrears, and will have a maturity date of three years. The Company has also agreed to pay a loan origination fee of 4.5% of the loan principal amount.

The initial $655,650 term loan under the Loan Agreement was made on October 5, 2012 following the issuance by the Company to EFH of 600,000 shares of Company common stock as collateral. The second $236,250 term loan was made on November 5, 2012 following the issuance by the Company to EFH of 250,000 shares of Company common stock as collateral. Additional tranche loans will be collateralized by future issuances and pledges of shares of common stock to EFH subject to a maximum aggregate amount of 10,600,000 shares of common stock (representing less than 19.9% of the issued and outstanding shares of common stock on the date of the Loan Agreement). The number of shares to be issued for any such tranche loan will vary based on the 10-day average daily trading volume of the Company’s common stock, subject to a minimum 50,000 share volume requirement. In addition, EFH is not obligated to fund additional tranche loans if, among other items, there is an event of default that is existing and continuing, the average daily trading volume of the Company’s common stock for 10 consecutive days prior to a tranche loan is less than 50,000 shares, the number of shares subject to such tranche loan would exceed 4.99% of the Company’s issued and outstanding shares of common stock, or if entry into the tranche loan would cause EFH to beneficially own more than 9.5% of the Company’s issued and outstanding common stock.

So long as there is no Event of Default, the Company has the right to terminate the Loan Agreement at any time upon five business days’ notice without any prepayment penalty. EFH has agreed to credit towards any interest due and payable and any future payments of interest any interest, dividends, distributions or other amounts it may receive on the shares of the Company’s common stock that it holds as collateral for such loan. EFH has also agreed that it will not vote any shares of its common stock that it is holding as collateral. Finally, in the event the value of the pledged collateral (by reference to the trailing three-day average last sale price) does not exceed 80% of the loan principal amount, the Company has agreed to issue EFH additional shares of its common stock (or pay cash) to address the deficiency, or terminate the agreement, subject to the limitation that the Company will not issue more than an aggregate of 10,600,000 shares of its common stock under any circumstances pursuant to the Loan Agreement.

The shares of common stock to be issued and pledged to EFH by the Company under the Loan Agreement have been registered with the SEC on a registration statement on Form S-3 (SEC File No. 333-179694) and the Company filed a prospectus supplement dated October 4, 2012 with the SEC relating to such offer and sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2011.  This discussion contains forward-looking statements that involve risks and uncertainties. See also the “Cautionary Statement for Purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” appearing elsewhere in this Report. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our Business

Through a variable interest entity, or VIE, relationship with Wuhan Kingold Jewelry Company Limited, a PRC corporation, we believe that we are one of the leading professional designers and manufacturers of high quality 24 Karat gold jewelry and ornaments developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the People’s Republic of China, or PRC. We offer a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants.

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

In view of the fast growth in investment gold business sector, we have signed agreements with three leading banks in the PRC to sell gold bars and coins and other products through bank branches. We tested this business model in 2011 and sales of investment gold increased to approximately $46.4 million in the first nine months of 2012. We anticipate the investment gold business will become an increasingly important part of our future business.

We are located in Wuhan, which is one of the largest cities in China. We processed approximately 30 metric tons of 24 Karat gold products in 2011 and 30.2 metric tons of 24 Karat gold products in the PRC first nine months of 2012.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three and nine months ended September 30, 2012 and 2011 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

NET SALES	$220,836,949	$210,710,516	$714,290,183	$620,533,358

COST OF SALES
Cost of sales	(207,868,634)	(196,453,806)	(674,193,265)	(584,246,090)
Depreciation	(296,524)	(265,488)	(890,419)	(872,125)
Total cost of sales	(208,165,158)	(196,719,294)	(675,083,684)	(585,118,215)

GROSS PROFIT	12,671,791	13,991,222	39,206,499	35,415,143

OPERATING EXPENSES
Selling, general and administrative expenses	756,674	789,820	3,165,658	2,550,526
Stock compensation expenses	379,450	62,500	1,047,355	257,500
Depreciation	36,710	66,214	104,584	98,325
Amortization	2,983	3,000	8,958	8,781
Total Operating Expenses	1,175,817	921,534	4,326,555	2,915,133

INCOME FROM OPERATIONS	11,495,974	13,069,689	34,879,944	32,500,010

OTHER INCOME (EXPENSES)		-
Other Income	-	227	-	18,234
Other Expense	-	5,758	(1,559)	5,758
Interest expense	(113,298)	-	(336,212)	(120,811)
Total Other Expenses, net	(113,298)	5,985	(337,771)	(96,819)

INCOME FROM OPERATIONS BEFORE TAXES	11,382,676	13,075,674	34,542,173	32,403,192

PROVISION FOR INCOME TAXES	(3,016,059)	(3,353,879)	(9,280,633)	(8,347,773)

NET INCOME	$8,366,617	$9,721,795	$25,261,540	$24,055,419
Less: net income attribute to the noncontrolling interest	-	(406,584)	-	(1,039,754)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,366,617	$9,315,211	$25,261,540	$23,015,665

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	1,700,761	1,288,912	752,777	3,333,579
Less: foreign currency translation gains attributable to noncontrolling interest	-	(4,708)	-	(49,612)
Foreign currency translation gains attributable to common stockholders	1,700,761	1,284,204	752,777	3,283,967

COMPREHENSIVE INCOME	$10,067,377	$10,599,415	$26,014,317	$26,299,632

Three and Nine month Period Ended September 30, 2012 Compared to the Three and Nine month Period Ended September 30, 2011

Net Sales

Net sales for the three months ended September 30, 2012 increased to $220.8 million, an increase of $10.1 million, or 4.8%, from net sales of $210.7 million for the three months ended September 30, 2011. Of the $10.1 million increase in net sales, approximately $17.1 million was attributable to increased production; partially offset by approximately $9 million decrease due to the decrease in the price of gold during the period as compared to the prior period, and the remaining increase was due to the translation gain from Renminbi, or RMB, into U.S. dollars, or USD.

Net sales for the nine months ended September 30, 2012 increased to $714.3 million, an increase of $93.8 million, or 15.1%, from net sales of $620.5 million for the nine months ended September 30, 2011. The increase in net sales was primarily driven by increased production as well as by the increase in the price of gold during the period as compared to the prior period. Of the $93.8 million increase in net sales, approximately $39.0 million was attributable to increased production; approximately $38.7 million to the increase in the price of gold and the remaining increase was due to the translation gain from RMB into USD.

More specifically, the increase in net sales in the first nine months was mainly attributable to the following additional factors: (1) we expanded our customer base in the first nine month of 2012, including major new clients; and (2) our investment gold business has started to build up, which generated incremental revenue of approximately $46.4 million. The investment gold business has been developed in Beijing, Hubei, Jiangsu, Jiangxi, Liaoning, Zhejiang, Henan and Sichuan Provinces, and our investment gold products are currently available in 366 retail bank branches across these eight provinces. We believe there is the opportunity to expand this business into more than 4,000 additional retail bank branches provided we have enough working capital to finance this growth.

In the third quarter of 2012, we processed a total of 9.5 metric tons of gold, of which branded production accounted for 4.6 metric tons (48.6%) and the customized production accounted for 4.9 metric tons (51.4%). In the third quarter of 2011, we processed a total of 6.6 metric tons of gold, of which branded production accounted for 4.2 metric tons (63.2%) and the customized production accounted for 2.4 metric tons (36.8%).

In the first nine months of 2012, we processed a total of 30.2 metric tons of gold, of which branded production accounted for 14.7 metric tons (48.8%) and the customized production accounted for 15.5 metric tons (51.2%). In the first nine months of 2011, we processed a total of 24.3 metric tons of gold, of which branded production accounted for 13.7 metric tons (56.5%) and the customized production accounted for 10.5 metric tons (43.5%).

Gold processed for the three months ended September 30

	2011			2012
	Metric Tons	Sales ($ Million)	Sales / Ton ($ Million)	Metric Tons	Sales ($ Million)	Sales / Ton ($ Million)
Total	6.6	$210.7	$31.9	9.5	$220.8	$23.1
Branded	4.2	$198.8	$47.6	4.6	$213.9	$46.1
Customized(1)	2.4	$11.9	$4.9	4.9	$6.9	$1.4
(1) Customized includes gold that is traded in by customers for reprocessing into new pieces. Gold processed for the nine months ended September 30

	2011			2012
	Metric Tons	Sales ($ Million)	Sales / Ton ($ Million)	Metric Tons	Sales ($ Million)	Sales / Ton ($ Million)
Total	24.2	$620.5	$25.6	30.2	$714.3	$23.7
Branded	13.7	$596.2	$43.5	14.7	$694.3	$47.1
Customized(1)	10.5	$24.3	$2.3	15.5	$20.0	$1.3

(1) Customized includes gold that is traded in by customers for reprocessing into new pieces.

Cost of Sales

Cost of sales for the three months ended September 30, 2012 increased to $207.9 million, an increase of $11.4 million, or 5.8%, from $196.5 million for the same period in 2011. Of the $11.4 million increase, approximately $13.9 million was due to increased production, partially offset by $5.0 million decrease due to the decrease in the price of gold in the period, with the remaining increase due to the translation gain from exchange rate fluctuations.

Cost of sales for the nine months ended September 30, 2012 increased to $674.2 million, an increase of $89.9 million, or 15.4%, from $584.2 million for the same period in 2011. The increase was primarily due to the increased price of gold and the concurrent increase in the amount of gold purchased for branded production to meet the higher sales volumes in the category. Of the $89.9 million increase, approximately $32.6 million was attributable to increases in production, and approximately $41.1 million was due to the increased price of gold and the remaining is due to the translation gain from exchange rate fluctuations.

Gross Profit

Gross profit for the three months ended September 30, 2012 was $12.7 million, a decrease of $1.3 million, or 9.4%, from $14 million for the same period in 2011. Accordingly, gross margin for the three months ended September 30, 2012 was 5.7%, compared to 6.6% for the same period in 2011. Gross margin decreased for the three months ended September 30, 2012 compared to the same period in 2011 in large part because we processed more high-margin, high-end products in branded production during July and September in 2011. This generated a margin that was abnormally higher than the remainder of 2011 and the first nine months of 2012.

Gross profit for the nine months ended September 30, 2012 was $39.2 million, an increase of $3.8 million, or 10.7%, from $35.4 million for the same period in 2011. Accordingly, gross margin for the nine months ended September 30, 2012 was 5.5%, compared to 5.7% for the same period in 2011. The reason that our gross margin decreased in the first nine months of 2012 compared to 2011 is because the price of gold increased significantly in the first nine months of 2012 and we were not able to raise the processing fees we charge our customers proportionally.

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At September 30, 2012, approximately 1.7 metric tons (approximately $75.5 million) of inventories were held without a purchase order.

Expenses

Total operating expenses for the three months ended September 30, 2012 were $1.2 million compared with $0.9 million for the same period in 2011.

Total operating expenses for the nine months ended September 30, 2012 were $4.3 million, an increase of $1.4 million, or 48.4%, from $2.9 million for the same period in 2011. The increase in operating expenses was primarily due to the increase of stock-based compensation expenses ($0.8 million) as well as increased professional service fees ($0.4 million) due to an abandoned public offering.

Interest expenses were $113,298 for the three months ended September 30, 2012.

Interest expenses were $336,212 for the nine months ended September 30, 2012, an increase of $215,401, from the same period in 2011. We paid off approximately $6 million in loans to Pufa Bank in May 2011 and did not obtain a $6 million loan from China CITIC Bank until December 2011. As such, the interest expense is higher for the three months ended September 30, 2012.

The provision for income tax expense was approximately $3.0 million for three months ended September 30, 2012, a decrease of $0.4 million, or 10.1%, from approximately $3.4 million for the same period in 2011. The decrease was primarily due to our decrease in net income before taxes.

The provision for income tax expense was approximately $9.3 million for nine months ended September 30, 2012, an increase of $0.9 million, or 11.2%, from approximately $8.3 million for the same period in 2011. The decrease was primarily due to an increase in our net income before taxes.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders decreased to $8.4 million for the three months ended September 30, 2012 from $9.3 million for the same period in 2011, a decrease of $0.9 million, or 10.2%, as result of the matters described above.

Net income attributable to common stockholders increased to $25.3 million for the nine months ended September 30, 2012 from $23.0 million for the same period in 2011, an increase of $2.2 million, or 9.8%, as result of the matters described above.

Cash Flows

Net cash (used in) operating activities.

Net cash used in operating activities was $7.2 million for the nine months ended September 30, 2012, compared to net cash used in operating activities of $21.5 million for the same period in 2011. This decrease was primarily because we had purchased a significant amount of gold during the nine month period ended September 30, 2011 with capital raised in a public offering.

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

Net cash used in investing activities amounted to $149,666 for the nine months ended September 30, 2012, compared to net cash used in investing activities of $64,723 for the nine months ended September 30, 2011.

Analysis and Expectations.  Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to only small increases in the amount of equipment we purchased. We do not expect that cash used in investing activities will increase significantly in the short term future.

Net cash provided by financing activities.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2012, compared to net cash provided by financing activities of $15.1 million for the nine months ended September 30, 2011. The change was the result of a public offering of 7.2 million shares of common stock in January 2011 with $20 million net proceeds, which was partially offset by a repayment of $6.1 million bank loan and repayment of a $2.1 million related party loan.

Analysis and Expectations.  We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $1.6 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations, through borrowing of short-term bank loans generally with a term of one year, as well as through a public offering in the capital markets.

At the end of September 30, 2012, we had an outstanding short-term loan from CITIC Bank Corporation Limited in an aggregate amount of $6.4 million with an interest rate of 7% due in November 2012. This loan is secured by all our buildings, plant and machinery. The amount outstanding under this bank loan is presented in our financial statements as “short term loans.”

In the PRC, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot ensure that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure that our business will generate sufficient cash flow from operations to repay these borrowing or that additional debt or equity financing will be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Subsequent to the end of the quarter, on October 4, 2012, we entered into a Stock Loan and Repurchase Agreement, or the Loan Agreement, with Equities First Holdings, LLC, a Delaware limited liability company, or EFH, providing for three-year non-recourse term loans collateralized by shares of our common stock. Pursuant to the Loan Agreement, EFH will extend term loans to us and we will issue and pledge shares of our common stock to EFH as collateral for such term loans. When we repay the outstanding principal amount of the loan (along with any accrued yet unpaid interest and other obligations due EFH) at maturity, EFH will return to our company the shares of our common stock pledged as collateral. Because the term loans are non-recourse, if we elect not to pay an outstanding loan in full at maturity, EFH has agreed to look only to the shares of our common stock that it was issued as collateral for payment of our obligations under such term loan. Such non-repayment, however, would be considered an Event of Default (as such term is defined in the Loan Agreement), and result in the acceleration of the maturity date of any other term loans from EFH that are then outstanding under the Loan Agreement.

The initial principal amount of each term loan will be determined by reference to the number of shares of our common stock that EFH is issued and pledged as collateral for such loan. The principal amount will be equal to such number of shares multiplied by 75% of the lower of (x) the last sale price of such common stock on the business day prior to delivering the shares of to EFH and (y) the average of the last sale prices for the three consecutive business days prior to delivering the shares to EFH. The Loan Agreement provides that term loans will bear interest at a rate of 4% (which may be increased to 7% in the event of a default), payable quarterly in arrears, and will have a maturity date of three years. We have also agreed to pay a loan origination fee of 4.5% of the loan principal amount.

The initial $655,650 term loan under the Loan Agreement was made on October 5, 2012 following the issuance to EFH of 600,000 shares of our common stock as collateral. The second $236,250 term loan was made on November 5, 2012 following the issuance by the Company to EFH of 250,000 shares of Company stock as collateral. Additional tranche loans will be collateralized by future issuances and pledges of shares of common stock to EFH subject to a maximum aggregate amount of 10,600,000 shares of common stock (representing less than 19.9% of the issued and outstanding shares of common stock on the date of the Loan Agreement. For more details regarding the Loan Agreement, see Note 11 to our condensed consolidated financial statements included in Item 1 of this Report.

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

We are required to contribute a portion of our employees’ total salaries to the PRC government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, job injuries insurance, and maternity insurance, in accordance with relevant regulations. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

The ability of Vogue-Show to pay dividends may be restricted due to the PRC’s foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute any dividends outside of the PRC due to PRC exchange control regulations that restrict our ability to convert RMB into USD. Accordingly, Vogue-Show’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or its ability to meet our cash obligations.

Because of the nature of our business, liquidity is important to us. Accordingly, we regularly monitor our liquidity position, including our cash position. When we deem appropriate, we may seek to raise additional capital by accessing the capital markets, although we will only carry out such offerings when market conditions are appropriate for our company. For example, on June 29, 2012, we decided to postpone a proposed public offering of common stock in light of the prevailing market conditions, and elected to explore other opportunities for our company, such as the EFH Loan Agreement described above.

When we deem appropriate, we may use our cash on hand to purchase shares of our common stock in the open market. On July 12, 2012, our Board of Directors authorized a Stock Repurchase Plan to permit the repurchase by us of up to $10 million of issued and outstanding shares of our common stock in the open market or in privately negotiated transactions at any time and from time to time during the twelve-month period ending July 12, 2013. Repurchases will be made under the Stock Repurchase Plan using our own cash resources. These repurchases, if and when made, will be made subject to market conditions, applicable legal requirements (including federal and state securities laws as well as rules of the Securities and Exchange Commission) and other factors. The Stock Repurchase Plan does not obligate us to acquire any particular amount of our common stock and the Stock Repurchase Plan may be modified, extended or terminated at any time at our discretion. To date, we have not repurchased any shares of our common stock under the Stock Repurchase Plan.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect our most critical accounting policies that currently affect our financial condition and results of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, its wholly owned subsidiaries, Dragon Lead and Wuhan Vogue-Show and Wuhan Kingold, its 100% contractually controlled affiliate.

Inventories

Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value. The value of finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead. Cost is determined using the weighted average method. We continually evaluate the composition of our inventories assessing the turnover of our products. Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. We did not record a provision for obsolete inventories as of either December 31, 2011 or September 30, 2012. However, we do realize if the gold price changes substantially in a very short period, it might trigger customer default, resulting in inventory obsolescence.

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At September 30, 2012, approximately 1.7 metric tons (approximately $75.5 million) of inventories were held without a purchase order.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in USD, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the USD and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the USD to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the USD (from 1 USD = 7.2946 RMB on January 1, 2008 to 1 USD = 6.2857 RMB on September 30, 2012). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the USD, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the USD could negatively impact our results of operations.

Along these lines, the income statements of our operations are translated into USD at the average exchange rates in each applicable period. To the extent the USD strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the USD weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into USD in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into USD will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Interest Rate Risk

Our short-term borrowings as of September 30, 2012 were approximately $6.36 million and interest expenses paid were $0.12 million and $0.35 million for the three months and nine months ended September 30, 2012, respectively. We expect the interest will increase slightly when we renew the loan agreement as the central bank of China has raised the baseline rates over the past couple of months.

At the end of September 30, 2012, our weighted average interest rate was 7%. We currently have no interest rate hedge positions in place to reduce our exposure to interest rates.

Commodity Price Risk

Most of our sales are of products that include gold, precious metals and other commodities, and fluctuations in the availability and pricing of commodities would adversely impact our ability to obtain and make products at favorable prices. The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. In the past, we have not hedged our requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing, although we may do so in the future. A significant increase in the price of gold could increase our production costs beyond the amount that we are able to pass on to our customers, which would adversely affect our sales and profitability. A significant disruption in our supply of gold or other commodities could decrease our production and shipping levels, materially increase our operating costs and materially and adversely affect our profit margins. Shortages of gold, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. If we were to experience a significant or prolonged shortage of gold, we would be unable to meet our production schedules and to ship products to our customers in a timely manner, which would adversely affect our sales, margins and customer relations.

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At September 30, 2012, approximately 1.7 metric tons (approximately $75.5 million) of inventories were held without a purchase order.

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

The value of RMB is subject to changes in PRC governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China (the “PBOC”) began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the USD and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the USD. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the RMB against the USD. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the USD, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the USD could negatively impact our results of operations.

Our PRC stockholders are required to register with the State Administration of Foreign Exchange and their failure to do so could cause us to lose our ability to remit profits out of the PRC as dividends.

The State Administration of Foreign Exchange, or SAFE, issued a public notice in October 2005, or Circular 75, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of capital financing with assets or equities of PRC companies owned by such PRC residents, referred to in the notice as an ‘‘offshore special purpose vehicle.’’ SAFE has further issued a series of implementation guidance, including the most recent Notice of SAFE on Printing and Distributing the Rules for the Implementation of the Operating Procedure of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Circular 19, which has come into effect as of July 1, 2011. These regulations require PRC residents and PRC corporate entities to register with competent local branches of SAFE in connection with their direct or indirect offshore investment in offshore special purpose vehicles. These regulations may apply to our shareholders who are PRC residents or have PRC residents as their ultimate owners and may apply to any offshore acquisitions that we make in the future.

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

These regulations apply to our stockholders who are PRC residents. As of September 30, 2012, our chairman and chief executive officer, Zhihong Jia, and our general manager, Bin Zhao, have obtained their registrations and modification registrations under Circular 75, Wen Yang has obtained his registration under Circular 75, and the other PRC residents are in the process of obtaining such registrations. However, there is no assurance that such persons can successfully complete such registrations, and there is no assurance that all of the PRC resident stockholders and beneficiary stockholders have complied with and will comply with the SAFE registration requirements currently or in the future. In the event that these or other of our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principles.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

In December 2006, the PBOC promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, or the Stock Option Rules, which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE in March 2007. Under these rules, PRC residents who participate in a stock incentive plan in an overseas publicly-listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes. We adopted our employee stock incentive plan on October 31, 2011. As of September 30, 2012, none of our PRC resident employees has been granted any award under the employee stock incentive plan. We and our PRC resident employees who participate in the employee stock incentive plan are subject to these regulations. If we or our PRC option grantees fail to comply with these regulations, we or our PRC option grantees may be subject to fines and other legal or administrative sanctions.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, issued by the State Administration of Taxation, or the SAT, on December 10, 2009 with retroactive effect from January 1, 2008, where a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas holding company, or an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (a) has an effective tax rate less than 12.5% or (b) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the competent tax authority of the PRC resident enterprise this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC tax at a rate of up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction. In addition, the PRC resident enterprise may be required to provide necessary assistance to support the enforcement of Circular 698. There is uncertainty as to the application of SAT Circular 698. For example, while the term “Indirect Transfer” is not clearly defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with the PRC. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax rates in foreign tax jurisdictions, and the process and format of the reporting of an Indirect Transfer to the competent tax authority of the relevant PRC resident enterprise remain unclear. In addition, there are not any formal declarations with regard to how to determine whether a foreign investor has adopted an abusive arrangement in order to reduce, avoid or defer PRC tax. SAT Circular 698 may be determined by the tax authorities to be applicable to our private equity financing transactions where non-resident shareholders were involved, if any of such transactions were determined by the tax authorities to lack reasonable commercial purpose. As a result, we and our non-resident investors may become at risk of being taxed under SAT Circular 698 and may be required to expend valuable resources to comply with SAT Circular 698 or to establish that we should not be taxed under SAT Circular 698, which may have a material adverse effect on our financial condition and results of operations or such non-resident shareholders’ investments in us.

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

As of September 30, 2012, we had 53,671,140 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of September 30, 2012, we had reserved for issuance (i) 3,040,000 shares of our common stock issuable upon exercise of outstanding stock options under our 2011 Stock Incentive Plan at a weighted average exercise price of $1.95 per share as of September 30, 2012; and (ii) 1,388,358 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.57 per share as of September 30, 2012. Subject to applicable vesting requirements, upon exercise of the outstanding options and warrants, the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices that are below the market price of our common stock from time to time, investors in our common stock would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

Our board of directors has the power to designate, without stockholder approval, series of preferred stock, the shares of which could be senior to our common stock and be entitled to conversion or voting rights that adversely affect the holders of our common stock.

Our certificate of incorporation authorizes the issuance of 500,000 shares of preferred stock (no shares of preferred stock were issued and outstanding as of September 30, 2012), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of preferred stock, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue a class or series of preferred stock, the shares of which would rank senior to the shares of our common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

**Furnished Herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Kingold’s Periodic Report on Form 10-Q for the period ended September 30, 2012, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

