Form 10-K
period 2012-12-31
KINGOLD JEWELRY, INC.
filed 2013-03-28
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $63,292,610 as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter .

The number of shares of the registrant’s common stock outstanding as of March 26, 2013 was 61,571,140.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement relating to the 2013 Annual Meeting of Stockholders.

2012 ANNUAL REPORT ON FORM 10-K

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

i

PART I

ITEM 1.   BUSINESS

Our Business

Through a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, we believe that we are one of the leading professional designers and manufacturers of high quality 24-karat gold jewelry and Chinese ornaments. We are also engaged in developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the Peoples Republic of China, or the PRC. We offer a wide range of in-house designed products including, but not limited to, gold necklaces, rings, earrings, bracelets, and pendants. We have built a partnership with the Jewelry Institute of China University of Geosciences to help us design new products.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this mark-up is approximately around 3% of the price of the base material.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

In view of the fast growth in the investment gold business sector, we have signed agreements with leading banks in China such as the Bank of Communication and China Merchant Bank to sell gold bars and coins and other products through bank branches. We tested this business model in 2011, and it accounted for approximately 5% of our total revenue in 2012. We anticipate the investment gold business will continue to become an increasingly important part of our business in the future.

We are located in Wuhan, which is one of the largest cities in China. We produced approximately 37.8 metric tons of 24K gold products in 2012, as compared to 30 metric tons of 24K gold products in 2011. For purposes of this Annual Report on Form 10-K, 1 metric ton equals 35,274 ounces.

Industry and Market Overview

The Global Market

Global demand for gold in 2012 hit a record high value of US$236.4 billion with 4,405.5 metric tons according to the World Gold Council’s Gold Demand Trends 2012. In terms of tonnage, jewelry accounted for 43% of total demand in 2012, while bars and coins accounted for 29%, the central banks 12%, technology 10%, and exchange traded funds, or ETFs, the remaining 6%.

The two largest jewelry-consuming markets, India and China, together generated 56% of total annual jewelry demand in 2012. Demand for bars and coins generated the majority of investment gold demand in 2012, accounting for 79% of total demand in the sector.

The PRC Market

China’s market for jewelry and other luxury goods is expanding rapidly, in large part due to China’s rapid economic growth. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by approximately 10.4%, 9.3% and 7.8% in 2010, 2011 and 2012, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit, or EIU, private consumption has grown at a 9.0% compound annual growth rate, or CAGR, over the last decade.

According to the World Gold Council, over the last two years, Chinese gold consumers have displayed a remarkably consistent attitude towards gold: demand for investment and jewelry throughout 2012 has shown little variation over 2011 quarterly levels. Chinese demand is primarily driven by: the continued urbanization of the population; the dominance of 24-karat gold and its role as a savings proxy; and increasing availability of gold investment products to a populace with a growing awareness of gold’s investment properties – particularly its role as an inflation hedge.

In volume terms, Chinese gold demand can therefore best be described as stable; a minor increase in investment product demand being slightly overshadowed by the moderation in jewelry demand. Total consumer demand was valued at RMB 262.7 billion (approximately US$41.6 billion), an increase of 3.0% over the previous year as consumers in China continue to allocate greater sums to their gold investment and jewelry purchase: demand in both sectors reached a record value in 2012. In tonnage terms, Chinese total demand for gold reached 776.1 metric tons in 2012 with jewelry accounting for 510.6 metric tons and investment gold accounting for 265.5 metric tons.

We believe that China’s gold jewelry market will continue to grow as China’s economy continues to develop. Because gold has long been a symbol of wealth and prosperity in China, demand for gold jewelry, particularly 24-karat gold jewelry, is firmly embedded in the country’s culture. Gold has long been viewed as both a secure and accessible savings vehicle, and as a symbol of wealth and prosperity in Chinese culture. In addition, gold jewelry plays an important role in marriage ceremonies, child births and other major life events in China. Gold ornaments, often in the shapes of dragons, horses and other cultural icons, have long been a customary gift for newly married-couples and newly-born children in China. As China’s population becomes more urban, more westernized and more affluent, gold, platinum and other precious metal jewelry are becoming increasingly popular and affordable fashion accessories. The gold jewelry market is currently benefiting from rising consumer spending and rapid urbanization of the Chinese population. We believe that jewelry companies like us, with a developed distribution network, attractive designs and reliable product quality, are well-positioned to build up our brands and capture an increasing share of China’s growing gold jewelry market.

Our Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

We have a proven manufacturing capability.

We have developed seven proprietary processes that we believe are well integrated and are crucial to gold jewelry manufacturing, namely the processes for 99.9% gold hardening, rubber mould opening efficiency, solder-less welding, pattern carving, chain weaving, dewaxing casting, and our coloring methods.

We have a proven design capability.

We have a large and experienced in-house design team with a track record of developing products that are fashionable and well received in the jewelry market. We have built up exclusive partnership with the leading jewelry school in China – the Jewelry Institute of China University of Geosciences – to help us design and launch new products. We are committed to further strengthening our design team and continuing to improve the quality and novelty of our products so as to capture increased market share in the high-end gold jewelry market.

We believe that we have superior brand awareness in China.

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

We have been actively operating in this industry for more than ten years since the gold jewelry industry became open to the private sector in 2002. In the jewelry industry, a well established and maintained distribution network is critical to success. We have established stable and mutually beneficial business relationships with many business partners, including large distributors, wholesalers and retailers. These relationships are essential to our company, and provide a key competitive advantage for us. We have distributors in most provinces, municipalities and autonomous regions in PRC.

We believe that we have significant advantages when compared to our competitors in the areas of capacity, technology and talent.

We have expanded our capacity significantly in recent years. In 2012, we produced 24-karat gold jewelry and Chinese ornaments with a total weight of approximately 37.8 metric tons, as compared with approximately 30 metric tons and 26 metric tons in 2011 and 2010, respectively. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately just one gram per kilogram of gold.

We have been awarded 26 patents granted by the State Intellectual Property Office of the PRC, 2 of which will expire in 2017, 21 of which will expire in 2019 and 3 of which will expire in 2029. We have made significant investment in training and retaining our own in-house design and manufacturing team. We have an exclusive agreement with the China University of Geosciences School of Jewelry in Wuhan, or the School of Jewelry in Wuhan, which provides us with new, unique and innovative designs through students majoring in jewelry design and jewelry processing technology. These designs are proprietary to us, so our competitors do not have access to these designs. We also provide internships to talented students at the School of Jewelry which provides us with access to the designs that we believe are best suited for strong consumer sales.

We are a member of the Shanghai Gold Exchange which has very limited membership.

We have been a member of the Shanghai Gold Exchange since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Shanghai Gold Exchange is limited. The Shanghai Gold Exchange implements a membership system and only members can buy gold through its trading system. There were approximately 166 members of the Shanghai Gold Exchange throughout China in 2012. Non-members who want to purchase gold must deal with members at a higher purchase price compared to that for members.

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

Our Strategy

Our goal is to be the leading designer, manufacturer of 24-karat gold jewelry products and to become a sizable supplier of investment gold products in China. We intend to achieve our goal by implementing the following strategies:

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

We plan to continue to specialize in the manufacture of 24-karat gold jewelry.

We intend to leverage our experience in jewelry design to introduce new fashionable products with strong market recognition, such as our Mgold jewelry line of products to target the fast growing wedding market. By investing significantly in research and development, we plan to design new product lines of 24-karat gold jewelry to address the specific needs of our target customers. By staying on top of market trends, expanding our design team and capabilities, we plan to continue to increase our revenues and market share.

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

Our production lines use modern technologies and production techniques that we strive to continuously improve. We plan to increase the level of automation in our production lines, which will lower our average costs and expand our production capacity. With our entrance into investment gold market, we intend to rely more on automated production processes.

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

Products

We currently offer a wide range of 24-karat gold products including 99.9% and 99% pure gold necklaces, rings, earrings, bracelets, pendants and gold bars. We launch as many as 900 new products each month and approximately 10,000 every year.

Design and Manufacturing

We have adopted a systematic approach that we believe is rigorous to product design and manufacturing. We employ a senior design team with members educated by top art schools or colleges in China including an exclusive agreement with the School of Jewelry in Wuhan, with an average of three to five years of experience. Our design team develops and generates new ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We generally test the market potential and customer appeal of our new products and services through a wide out-reach program in specific regions prior to full commercial launch. We have a large-scale production base that includes a 74,933 square foot factory, a dedicated design, sales and marketing team, and more than 600 company-trained employees. Our production lines include automated jewelry processing equipment and procedures that we can rapidly modify to accommodate new designs and styles.

Supply of Raw Materials

We purchase gold, our major raw material, directly from the Shanghai Gold Exchange, of which we are a member. The membership grants us a privilege to the purchase of gold from the Shanghai Gold Exchange that non-members do not have. Beginning in 2013, we also started to lease gold from some leading Chinese commercial banks to provide an additional supply of raw material.

Security Measures

We believe that we implement the best of breed security measures to protect our assets, including our 24-karat gold, which we believe are well beyond those of our competitors. Our comprehensive security measures include a 24 hour onsite police station with direct deployment of officers and instant access to the Wuhan city police department, security guards at each point of entry and who roam our facilities, security cameras (with video surveillance by both random and fixed cameras), and alarm systems in our warehouse. Our gold is stored in a state of the art vault with encryption and authentication technology, which requires several designated management employees to open the vault who all have different access codes only known to a limited number of officers. Therefore, no one individual can open our vault without the access codes of the others. In addition, every employee or visitor is required to pass through a security check (to include a metal screen) when he or she enters and leaves the jewelry production area. We review our security measures on an annual basis and regularly look to upgrade our systems after such review.

Quality Control

We consider quality control an important factor for our business success. We have a strict quality control system that is implemented by a well-trained team to ensure effective quality control over every step of our business operation, from design and manufacturing to marketing and sales. We have received ISO 9001 accreditation from the International Organization for Standardization, or ISO, attesting to our quality control systems. In 2004, we were named an “Honest and Trustworthy Enterprise” from Hubei Quality Supervising and Administration Bureau.

Sales and Marketing

Currently we have approximately 300 major customers covering 25 provinces in China. We have very stable relationships with our major customers who have generally increased order volume year by year. We recently opened a showroom and retail center in Wuhan where we are based. Other than this Wuhan retail center, we do not have retail sales. We also recently launched an online business as well as entered the TV shopping channel recently. These new channels are still in testing period and have not yet generated meaningful business.

Major Customers

During the year ended December 31, 2012, approximately 25% of our net sales were generated from our five largest customers as compared to 41% for the year ended December 31, 2011. In 2011, our showroom sales partner – Kingbest Show from Shenzhen – dramatically increased its purchases and accounted for 18% of our total sales in 2011 and became our largest customer in 2011. Subsequently, we pulled out of the showroom sales business in Shenzhen and ended the partnership with Kingbest. Our oldest customer – one of the largest customers during the past five years, Shenzhen Yuehao Jewelry Co., Ltd – accounted for 5.2% of our net sales for the year ended December 31, 2012 and 7.5% for the year ended December 31, 2011.

Research and Development

We have our own research and development, or R&D, center made up of a design group and a technical development group. In 2012, we spent $70,857 on new product development (including sponsoring design interns and recruiting top designers and technicians) and $8,314 in technology improvement. In 2011, we spent $116,071 on new product development (including sponsoring design interns and recruiting top designers and technicians) and $13,619 in technology improvement. We believe that our company is among the few jewelry manufacturers in the PRC that is equipped with modern facilities and technology. Through years of research, we have developed seven techniques that we believe have been key drivers to our competitive strength and operating success. These techniques include 99.99% gold hardening, rubber mould opening efficiency, solder-less welding, pattern carving, chain weaving, dewaxing casting, and our coloring methods. Our track record of technical innovation has resulted in the development and acquisition of industry-leading equipment. This equipment ensures that we are able to produce special patterns and styles efficiently.

Competition

The jewelry industry in China is highly fragmented and very competitive. No single competitor has a significant percentage of the overall market. We believe that the market may become even more competitive as the industry grows and/or consolidates.

We produce high-quality jewelry for which the demand has grown year by year as income levels in China have risen and customers continue to appreciate the high quality of our products. We believe the Kingold brand is well-recognized within the industry across China, which has substantially differentiated us from most of our competitors.

We compete with local jewelry manufacturers and large foreign multinational companies that offer products similar to ours. Examples of our competition include, but are not limited to, Zhejiang Sun & Moon Jewelry Group Co., Ltd. (listed on the Shanghai Stock Exchange), Shenzhen Bo Fook Jewelry Co., Ltd., Shenzhen Ganlu Jewelry Co., Ltd., Magfrey Jewelry Co., Ltd., and Guangdong Chaohongji Co., Ltd.

Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the jewelry industry.

We currently have 26 patents granted by the State Intellectual Property Office of the PRC, 2 of which expire in 2017, and 21 in 2019 and 3 in 2029.

We have 17 registered trademarks in China, 3 of which expire in 2017, 1 in 2019, 6 in 2020 and 7 in 2021 and have filed applications for registration of two trademarks, which have been accepted and are currently under review by the Trademark Office of the State Administration for Industry and Commerce of the PRC. In particular, “Kingold” has been named as a “Famous Brand in Hubei Province,” “Famous Brand in China,” and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee.

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

PRC Government Regulations

We are subject to various PRC laws and regulations that are relevant to our business. Our business license permits us to design, manufacture, sell and market jewelry products to department stores throughout China, and allows us to engage in the retail distribution of our products. Any further amendment to the scope of our business will require additional government approvals. We cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

Under applicable PRC laws, supplies of precious metals such as platinum, gold and silver are highly regulated by certain government agencies, such as the People’s Bank of China, or the PBOC. The Shanghai Gold Exchange is the only PBOC authorized supplier of precious metal materials and is our primary source of supply for our raw materials, which substantially consist of precious metals. We are required to obtain and hold several memberships and approval certificates from these government agencies in order to continue to conduct our business. We may be required to renew such memberships and to obtain approval certificates periodically. If we are unable to renew these periodic memberships or approval certificates, it would materially affect our business operations. We are currently in good standing with these agencies.

We have also been granted independent import and export rights. These rights permit us to import and export jewelry in and out of China. With the relatively lower cost of production in China, we intend to expand into overseas markets after the launch of our China-based retail plan. We do not currently have plans to import jewelry into China.

Environment Protection

Our production facilities in Wuhan are subject to environmental regulation by both the central government of the PRC and by local government agencies. We have obtained all necessary operating permits as required from the Environmental Protection Bureau, and believe that we are in compliance with local regulations governing waste production and disposal, and that our production facilities have met the public safety requirements regarding refuse, emissions, lights, noise and radiation. Since commencement of our operations, we have not been cited for any environmental violations. Because our production process creates almost no waste water or pollution, our costs for environmental compliance have been minimal. In 2011 and 2012, our costs for environmental compliance were around $5,880 and $10,933, respectively.

Tax

Wuhan Kingold was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25.0%.

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

Foreign Currency Exchange

Under applicable PRC foreign currency exchange regulations, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profits each year to its general reserves until the cumulative amount of such reserves has reached 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Employees

As of December 31, 2012, we had approximately 620 full-time employees, all of whom were located in PRC except for our chief financial officer. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. Our full-time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $234,753 and $204,867 for the years ended December 31, 2012, and 2011, respectively. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

Effective from January 1, 2008, the PRC has introduced a labor contract law that enhances rights for the nation’s workers, including open-ended work contracts and severance payments, and requires employers to enter into labor contracts with their workers in writing, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with a fixed-term contract be entitled to an indefinite-term contract after the fixed-term contract has been renewed twice. Although the labor contract law could increase our labor costs, we do not anticipate there will be any significant effects on our overall profitability in the near future because such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

Company History

Since December 2009, we have been engaged in the design, manufacturing and sale of gold jewelry in the PRC via a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, or Wuhan Kingold, a PRC company.

We were initially incorporated in 1995 in Delaware as Vanguard Enterprises, Inc. In 1999, we changed our corporate name to Activeworlds.com, Inc. (and subsequently to Activeworlds Corp.), and through a wholly-owned subsidiary we provided internet software products and services that enabled the delivery of three-dimensional content over the internet. We operated that business until September 11, 2002, when we sold that business to our former management and we became a shell company with no significant business operations. As a result of the consummation of a reverse acquisition transaction as described below, on December 23, 2009, we ceased to be a shell company and became an indirect holding company for Wuhan Vogue-Show Jewelry Co., Limited, or Vogue-Show, through Dragon Lead Group Limited, or Dragon Lead.

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

Organizational History of Dragon Lead and its Subsidiaries

Dragon Lead, a British Virgin Islands (BVI) corporation, was incorporated in the BVI on July 1, 2008 as an investment holding company. Dragon Lead owns 100% of the ownership interest in Vogue-Show.

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

The Vogue-Show/Wuhan Kingold VIE Relationship

On June 30, 2009, Vogue-Show entered into a series of agreements with Wuhan Kingold and shareholders holding 95.83% of the outstanding equity of Wuhan Kingold under which Wuhan Kingold agreed to pay 95.83% of its after-tax profits to Vogue-Show and shareholders owning 95.83% of Wuhan Kingold’s shares have pledged their and delegated their voting power in Wuhan Kingold to Vogue-Show. Such share pledge is registered with the PRC Administration for Industry and Commerce. These agreements were subsequently amended on October 20, 2011, when the minority stockholder holding 4.17% of the equity of Wuhan Kingold became a party to the applicable VIE agreements. Following execution of the amendments, shareholders holding 100% of the outstanding equity of Wuhan Kingold were parties to the agreements such that Wuhan Kingold has agreed to pay 100% of its after-tax profits to Vogue-Show and shareholders owning 100% of Wuhan Kingold’s shares have pledged and delegated their voting power in Wuhan Kingold to Vogue-Show.

The VIE agreements, which are described below, currently cover 100% of the equity interest in Wuhan Kingold, and were initially created so that upon the closing of the reverse acquisition, as described below, we would be able to acquire control of Wuhan Kingold, as explained below.

These contractual arrangements enable us to:

•	exercise effective control over our variable interest entity, Wuhan Kingold;

•	receive substantially all of the economic benefits from variable interest entity, Wuhan Kingold; and

•	have an exclusive option to purchase 100% of the equity interest in our variable interest entity, Wuhan Kingold, when and to the extent permitted by PRC law.

Through such arrangement, Wuhan Kingold has become Vogue-Show’s contractually controlled affiliate. In addition, Wuhan Kingold shareholders agreed to grant Vogue-Show a ten-year option to purchase a 100% equity interest in Wuhan Kingold at a price based on an appraisal provided by an asset evaluation institution that will be jointly appointed by Vogue-Show and the Wuhan Kingold shareholders. Concurrently, Wuhan Kingold agreed to grant Vogue-Show a ten-year option to purchase all of Wuhan Kingold’s assets at a price based on an appraisal provided by an asset evaluation institution that will be jointly appointed by Vogue-Show and Wuhan Kingold.

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

Purchase Option Agreement.  On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered into a Purchase Option Agreement with Vogue-Show, which provided that Vogue-Show will be entitled to acquire such Shareholders’ shares in Wuhan Kingold upon certain terms and conditions, if such a purchase is or becomes allowable under PRC laws and regulations. The Purchase Option Agreement also grants to Vogue-Show an option to purchase all of the assets of Wuhan Kingold. Following the October 20, 2011 amendment to this agreement, shareholders holding 100% of the equity interest in Wuhan Kingold have now entered into the Purchase Option Agreement. The exercise price for either the shares or the assets is to be as determined by a qualified third party appraiser. The term of this agreement is ten years from the date thereof.

Pledge of Equity Agreement.  On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered in Pledge of Equity Agreement, pursuant to which each such shareholder pledges all of his shares of Wuhan Kingold to Vogue-Show in order to guarantee performance under the Exclusive Management Consulting and Technical Support Agreement, Shareholders’ Voting Proxy Agreement and the Purchase Option Agreement. Following the October 20, 2011 amendment to this agreement, shareholders holding 100% of the equity interest in Wuhan Kingold have now entered into the Pledge of Equity Agreement. If Wuhan Kingold or any of its respective shareholders breaches its respective contractual obligations, Vogue-Show, as pledgee, will be entitled to certain rights, including the right to foreclose on the pledged equity interests.

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

The purpose of the reverse acquisition was to acquire control over Wuhan Kingold. We did not acquire Wuhan Kingold directly through the issuance of stock to Wuhan Kingold’s stockholders because under PRC law it is uncertain whether a share exchange would be legal. We instead chose to acquire control of Wuhan Kingold through the acquisition of Vogue Show and the VIE arrangements previously described in this Annual Report on Form 10-K. Certain rules and regulations in the PRC restrict the ability of non-PRC companies that are controlled by PRC residents to acquire PRC companies. There is significant uncertainty as to whether these rules and regulations require transactions of the type contemplated by our VIE arrangements, or of the type contemplated by the Call Option described below, to be approved by the PRC Ministry of Commerce, the China Securities and Regulatory Commission, or other agencies. For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see “Risk Factors — Risks Related to Doing Business in the PRC — Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock,” beginning on page 17.

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

Also, on December 23, 2009, Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin), the sole shareholder of Famous Grow and the majority shareholder of Dragon Lead prior to the closing of the reverse acquisition, entered into a call option agreement, as amended and restated, or call option, with Zhihong Jia and Bin Zhao to comply with PRC regulations that restrict PRC residents from owning offshore entities like us in direct exchange for their shares in the PRC operating company and as an inducement to encourage them to provide services to Wuhan Kingold and our company. The call option does not include a vesting schedule and continued employment is not a condition to the call option. Under the call option, as amended and restated, Fok Wing Lam Winnie granted to Zhihong Jia and Bin Zhao the right to acquire up to 100% of the shares of Famous Grow at an exercise price of $1.00, which is par value per share, or $0.001 per Famous Grow share, subject to any exercise notice at any time for a period of five years, which was determined in an arm's length negotiation with the parties. While it is the case that our PRC counsel believes that this arrangement is lawful under PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel. For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see “Risk Factors — Risks Related to Doing Business in the PRC — Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock,” beginning on page 17.

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

ITEM 1A.  RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2012 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

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

While the Chinese economy has experienced rapid growth in the past decade, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In recent years, Chinese economy has been slowing down, and in 2012, GDP growth fell below 8%. The slowing economy might have impact on consumer demand, which could adversely impact our business.

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

Under PRC law, supply of precious metals such as platinum, gold, and silver are highly regulated by PRC government agencies. The Shanghai Gold Exchange is the only supplier in China for gold used for our jewelry products. We are required to obtain and maintain several membership and approval certificates from government agencies in order to do business involving precious metals. The loss of our relationship or failure to renew our membership with the Shanghai Gold Exchange, or its inability to furnish precious metals to us as anticipated in terms of cost, quality, and timeliness, would adversely affect our ability to fulfill customer orders in accordance with our required delivery, quality, and performance requirements. If this situation were to occur, we would not have any alternative suppliers in China to obtain our raw materials from, which would result in a decline in revenue and revenue potential, and ultimately risk the overall continuation of our business operations.

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

Our business depends directly on the performance of roughly 300 of our major distributors, which we also refer to as our customers. Our largest distributor accounted for approximately 18% of our gross revenues in 2011, whereas no customer accounted for more than 10% of our gross revenue in 2012. As we do not have long-term contracts with our distributors, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors and replacing any distributor is difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net sales.

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

Our notes payable to banks for short-term borrowings as of each of December 31, 2012 and 2011 were approximately $6.3 million, and such loans bore annual interest at a rate of 6.6% p.a. and 9.0% p.a., respectively. Loans are collateralized by our buildings, plant and machinery. Interest expense paid for the years ended December 31, 2012 and 2011 was $444,997 and $441,838, respectively. Generally, these short-term loans mature in one year or less and contain no renewal terms. However, in China, it is customary practice for banks and borrowers to negotiate roll-over or renewals of short-term borrowing on an on-going basis shortly before maturity.

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

We are dependent on a limited number of customers for a large portion of our business. During the year ended December 31, 2012, approximately 25 % of our net sales were generated from our five largest customers as compared to 41% for the year ended December 31, 2011. Our largest customer accounted for approximately 18% of our net sales during the year ended December 31, 2011. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of those customers, or any of our other customers to which we sell a significant amount of our products, or any significant portion of orders from those customers, or any material adverse change in the financial conditions of such customers could negatively affect our revenues and decrease our earnings, if we cannot find new customers in a timely manner.

We may not maintain sufficient insurance coverage for the risks associated with our business operations. As a result, we may incur uninsured losses.

Except for property, accident and automobile insurance, we do not have other insurance of such as business liability or disruption insurance coverage for our operations in the PRC. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, it could adversely affect our business, results of operations and financial condition.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those that provide for the granting of stock options. For any plans that are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

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

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss that is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

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

Vogue-Show manages and operates our gold jewelry business through Wuhan Kingold pursuant to the rights it holds under the VIE Agreements. Almost all economic benefits and risks arising from Wuhan Kingold’s operations are transferred to Vogue-Show under these agreements. Details of the VIE Agreements are set out in “Business — Company History” of this Annual Report on page 7.

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

Our chairman and chief executive officer, Zhihong Jia, will beneficially own or control approximately 25.4% of our outstanding shares if he chooses to fully exercise his Call Option to purchase shares of Famous Grow. Mr. Jia thereafter could possibly have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Jia may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Jia, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Jia may differ from the interests of our other stockholders.

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

The market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

The market price for our shares increased from $1.19 on January 3, 2012 to $2.75 on May 9, 2012, and then dropped to $1.15 as of December 31, 2012. Volatility in the price of our shares may result in shareholder litigation that could in turn result in substantial costs and a diversion of our management’s attention and resources.

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

If we fail to maintain effective internal control over financial reporting or effective disclosure controls and procedures, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting and put in place appropriate disclosure controls and procedures to allow our management to make timely decisions regarding required disclosures. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of our internal control over financial reporting could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

In prior years, our management determined that we had a material weakness in our internal control over financial reporting, as well as ineffective disclosure controls and procedures as a result of such material weakness. Although we put in place a remedial plan and no longer have a material weakness, issues could arise in the future. In addition, our management concluded that our disclosure controls and procedures were not effective this year because we failed to disclose the entry into certain material agreements within the time periods required by the Commission.

Although we are evaluating how to improve the effectiveness of our disclosure controls and procedures and have put in place remedial measures, such efforts may not be successful. In addition, management’s assessment of internal controls over financial reporting may identify additional material weaknesses or significant deficiencies that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived material weaknesses or significant deficiencies that need to be addressed in our internal control over financial reporting, or the actual or perceived ineffectiveness of our disclosure controls and procedures could have an adverse impact on the price of our common stock.

New SEC regulations concerning conflict minerals could negatively impact our business.

In response to provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the Securities and Exchange Commission adopted annual disclosure and reporting requirements regarding the use of certain minerals, known as “conflict minerals,” mined from the Democratic Republic of Congo (“DRC”) and adjoining countries. Conflict minerals include gold.

These new requirements and the changes we may adopt as a result of compliance with them may prove both costly and time-consuming. Although the disclosure requirements do not begin until 2014, in 2013 the requirements will necessitate due diligence efforts to identify the sources of conflict minerals contained in our products. Because we acquire our gold directly from the Shanghai Gold Exchange, there is uncertainty as to the amount of diligence we may be able to do on our supply chain.

Implementation of these regulations will require us to divert management attention and resources away from our business operations. In addition, as conflict-free minerals may only be available from a limited pool of suppliers, it may or may not include the Shanghai Gold Exchange, our primary source of gold. In addition, if we are unable to sufficiently verify the origin of all conflict minerals used in our products, we may face reputational challenges with customers, stockholders, or other stakeholders.

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

	High	Low
2012

First Quarter	$2.24	$1.12
Second Quarter	$2.93	$1.34
Third Quarter	$1.86	$1.31
Fourth Quarter	$1.55	$0.97

2011

First Quarter	$4.39	$2.05
Second Quarter	$2.59	$1.29
Third Quarter	$2.15	$1.23
Fourth Quarter	$1.61	$0.88

Holders

On March 26, 2013, the closing sale price of our shares of common stock was $1.29 per share and there were 61,571,140 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 79 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) ( C )

Equity Plan Approved by Security Holders (2011) (1)	1,620,000	$2.57	3,380,000
Equity Plan Approved by Security Holders (2012) (2)	1,300,000	$1.22	2,080,000

(1)      On March 24, 2011, our Board of Directors voted to adopt the 2011 Stock Incentive Plan, which was approved at our annual shareholders’ meeting held on June 6, 2012. The Plan and the conditional option grants previously approved by our Compensation Committee were ratified by our shareholders at our annual meeting on October 31, 2011. The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of our common stock will be granted.

(2)      On January 9, 2012, our Compensation Committee granted options to purchase 1,300,000 shares of the Company’s common stock with an exercise price of $1.22 to certain members of management and our directors under the 2011 Stock Incentive Plan. All of these options are exercisable for ten years from the grant date. At December 31, 2012, there are 2,080,000 shares of common stock that may be issued in the future pursuant to the Plan.

Purchases of Equity Securities

During the year ended December 31, 2012, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

Key Components of Operating Results

Sources of Revenue

We derive our revenue almost entirely from the sales of 24-karat jewelry and Chinese ornaments and from design and processing fees we receive from other jewelry companies who hire us to design and produce 24-karat jewelry and Chinese ornaments using gold they supply us. We offer a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants. In our jewelry business, we only sell on a wholesale basis to distributors and retailers. Pricing of our jewelry business products is made at the time of sale based upon the then-current price of gold and sales are made on a cash or credit on delivery basis.

We have also recently begun developing our investment gold business. We sell our investment gold products through banks. Similar to our jewelry business, pricing of our investment gold products is made at the time of sale based upon the then-current price of gold, and sales are made on a cash or credit on delivery basis.

Cost of Sales

Our cost of sales consists principally of the cost for raw materials, primarily gold. We generally purchase gold directly from the Shanghai Gold Exchange, of which we are a member. Beginning in 2013, we also started to lease gold from leading commercial banks in China to increase our gold supply and fuel our growth. We generally do not enter into long term purchase agreements for gold. During recent years, the price of gold on the international gold market has experienced periods of significant increase. We have been offsetting the increases in gold price primarily through product pricing adjustments. See “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.”

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

The government owns all of the land in the PRC. Companies or individuals are authorized to use the land only through land use rights granted by the PRC government. Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease. Amortization expense was $11, 978 and $11,700 for 2012 and 2011, respectively.

Gross Profit, Gross Margin and Inventory Carrying Value

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At December 31, 2012, we had approximately 3.3 metric tons of gold in our inventory, all of which had been sold in excess of the carrying value by the date of this report.

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

Inflation

Although the Chinese government has implemented measures to curb inflation, it is foreseeable that the Chinese economy may remain under inflationary pressure at least for the near term. It is difficult to estimate the impact of continued rise in inflation on us. On the one hand, inflation may lead to, among other things, higher operating expenses for us and erosion of our customers’ purchases, adversely affecting our results. On the other hand, inflation may also make our products more attractive to Chinese consumers who traditionally have perceived gold as a safe haven investment from inflation.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold and the ability of our customers to pay for their products. We write-down slow-moving and obsolete inventory based on an assessments of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital. We did not record a provision for obsolete inventories as of either December 31, 2012 or December 31, 2011.

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

Revenue Recognition

Our revenue is derived from the sales price of goods sold and fees for services provided. We recognize revenue for goods sold when they are delivered to the customer. We recognize revenue for services provided when the services have been performed and collectability is deemed probable. Management has not made an allowance for estimated sales returns because they are considered immaterial when viewed in light of our overall revenue and historical experience.

Results of Operations

YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table sets forth information from our statements of income and comprehensive income for the years ended December 31, 2012 and 2011 in U.S. dollars.

	For the years ended December 31,
	2012	2011

NET SALES	$915,732,800	$788,968,746

COST OF SALES
Cost of sales	(863,563,502)	(745,497,529)
Depreciation	(1,253,256)	(1,223,418)
Total cost of sales	(864,816,758)	(746,720,947)

GROSS PROFIT	50,916,042	42,247,799

OPERATING EXPENSES
Selling, general and administrative expenses	4,550,669	3,931,824
Stock compensation expenses	1,178,313	804,796
Depreciation	148,979	137,724
Amortization	11,978	11,700
Total Operating Expenses	5,889,939	4,886,044

INCOME FROM OPERATIONS	45,026,103	37,361,755

OTHER INCOME (EXPENSES )
Other Income	-	47,649
Interest Income	-	22,846
Other Expense	(17,407)	-
Interest expense	(444,997)	(441,838)
Total Other Expenses, net	(462,404)	(371,343)

INCOME FROM OPERATIONS BEFORE TAXES	44,563,699	36,990,412

PROVISION FOR INCOME TAXES	(11,893,370)	(9,758,782)

NET INCOME	$32,670,329	$27,231,630
Less: net income attribute to the noncontrolling interest	-	(1,039,754)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$32,670,329	$26,191,876

OTHER COMPREHENSIVE INCOME (LOS S )
Total foreign currency translation gains (loss)	(62,772)	4,957,237
Less: foreign currency translation gains attributable to noncontrolling interest	-	(49,612)
Foreign currency translation gains (loss) attributable to common stockholders	(62,772)	4,907,625

COMPREHENSIVE INCOME	$32,607,557	$31,099,501

Earnings per share
Basic	$0.61	$0.53
Diluted	$0.60	$0.52
Weighted average number of shares
Basic	53,590,528	49,616,147
Diluted	54,359,564	50,600,508

Net Sales

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales for the year ended December 31, 2012 increased to $915.7 million, an increase of $126.7 million, or 16.1%, from net sales of $789 million for the year ended December 31, 2011. The increase in net sales was primarily driven by the increased amount of products sold as well as by the increase in the price of gold. Of the $126.7 million increase, approximately $66.5 million was attributable to increases in demand and volume and approximately $42.8 million was attributable to the increase in the price of gold, and the remaining was due to the translation gain.

Kingold revenue growth has stood ahead of the industry and in contrast to China’s gold market demand, which was essentially flat in 2012 compared with 2011. According to World Gold Council, total demand in China amounted to 776.1 metric tons in 2012, compared with 779.8 metric tons in 2011. Demand for jewelry was 510.6 metric tons in 2012 compared to 515.1 metric tons in 2011, and the demand for investment gold was 265.5 metric tons in 2012 compared to 264.7 metric tons in 2011.

More specifically, the increase in net sales was mainly attributable to growth in our investment gold business, which developed in 2012. By the end of 2012, we had agreements with four major Chinese banks (the Bank of Communications, China Merchant Bank, China CITIC Bank and Wuhan Rural Commercial Bank), and we intend to sign with more banks in China to expand our investment gold businesses in 2013. Total revenue from our investment gold business was approximately 5% of our total sales in 2012. Our investment gold business has been developed in Beijing, Hubei, Jiangsu, Jiangxi, Liaoning, Zhejiang, Henan and Sichuan Provinces, and our investment gold products are currently available in 366 retail bank branches across these eight provinces. We believe there is the opportunity to expand this business into more than 4,000 additional retail bank branches. To provide an adequate supply of gold for this expansion, beginning in 2013 we entered into further gold lease arrangements with two major Chinese commercial banks, China Construction Bank and Shanghai Pudong Development Bank Ltd.

We secured and deepened our sales relationship with the leading wholesaler and retailer in China. In 2012, we signed a significant sales contract with Shenzhen Tongxing Jewelry as well as Shanghai Lao Feng Xiang.

In 2012, we also expanded our business into new geographic regions in China, particularly in northeast China. Our business now covers 25 provinces and municipalities in China compared to 17 provinces in 2011, and we intend to continue the efforts to expand into more provinces in China in 2013.

 Gold processed for the twelve months ended December 31

	2011					2012
		Sales	Sales	/	Metric Ton		Sales	Sales	/	Metric Ton
	Metric Tons	($ Million)	($ Million)			Metric Tons	($ Million)	($ Million)
Total	30.0	$789.0	$26.3			37.8	$915.7	$24.3
Branded	17.6	$774.4	$44.1			18.9	$893.9	$47.4
Customized	12.4	$14.6	$1.2			18.9	$21.8	$1.2

Cost of sales

Cost of sales for the year ended December 31, 2012 increased to $864.8million, an increase of $118.1 million, or 15.8% from $746.7 million for the same period in 2011. The increase was primarily attributable to the increased price of gold and the increased amount of gold required to fulfill our increased sales volume for the year ended December 31, 2012. Of the $118.1 million increase, the increased cost due to increased gold price was approximately $57.6 million, and the increased cost due to increased amount of gold purchased for expanded demand was approximately $42.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, and the remaining was due to the translation gain from exchange rate fluctuations.

Gross profit

Gross profit for the year ended December 31, 2012 increased to $50.9 million, an increase of $8.7 million, or 20.5%, from $42.2 million for the same period in 2011. The increase in our gross profit was primarily due to the increase in sales volume. Gross margin for the year ended December 31, 2012 was 5.6%, compared to 5.4% for the same period in 2011. Gross profit improved mainly because product mix shifted more toward customized production where the customer supplies the gold and we receive a processing fee for the products produced with customer gold. Customized production accounted for 50% of total production (18.9 metric tons) in 2012 and accounted for 41.5% of total production (12.5 metric tons) in 2011; the more customized production as percentage of total sales, the higher for the total gross margin, as gross margin for customized production is normally around 90%.

Expenses

Total operating expenses for the year ended December 31, 2012 were $5.9 million, an increase of $1 million or 20.9%, from $4.9 million for the same period in 2011. The increase was mainly due to higher selling, general and administrative expenses of $0.6 million as a result of costs associated with our expansion into new territories, as well as increased stock compensation expense of $0.4 million, which resulted from more options being granted in the year.

Interest expense was $0.44 million for each of the years ended December 31, 2012 and 2011.

Our provision for income tax expense was $11.9 million for the year ended December 31, 2012, an increase of $2.1 million, or 21.9%, from $9.8 million for the same period in 2011. The increase was primarily due to our increased income from operations.

Other comprehensive loss attributable to common stockholders was approximately $0.06 million for the year ended December 31, 2012, compared to other comprehensive income of $4.9 million for the year ended December 31, 2011. In 2011, the RMB appreciated substantially against the U.S. dollar while remaining relatively stable in 2012.

Net Income Attributable to Common Stockholders

For the foregoing reasons, net income attributable to common stockholders increased to $32.7 million for the year ended December 31, 2012 from $26.2 million for the same period in 2011, an increase of $6.5 million or 24.7%.

Cash Flow

Net cash used in operating activities.

Net cash used in operating activities was $7.1 million for the year ended December 31, 2012, compared to net cash used in operating activities of $21.5 million for the same period in 2011. We used less cash in operating activities in the year ended December 31, 2012 primarily because our inventory balance increased by $6.9 million less in 2012 as compared to 2011 due primarily to enlarged demand and production in 2012, and we had $5.4 million of greater net income in 2012 than in 2011.

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

Net cash used in investing activities.

Net cash used in investing activities amounted to $150,091 for the year ended December 31, 2012, compared to net cash used in investing activities of $368,791 for the year ended December 31, 2011.

Analysis and Expectations. Our net cash used in investing activities did not fluctuate significantly in the comparable periods. We do not expect that cash used in investing activities will increase significantly in the short-term future as we have invested sufficiently in property and equipment, and we expect our current production capacity will also be sufficient to meet our growing production need in the near future. However, we might purchase some small working tools in connection with increased hiring for our as a result of production expansion.

Net cash provided by financing activities.

Net cash provided by financing activities was $1.0 million for the year ended December 31, 2012, compared to net cash provided by financing activities of $20.9 million for the year ended December 31, 2011. The change was primarily due to our public offering of 7.2 million shares in January 2011.

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

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31,	December 31,	December 31,
	2012	2011	2010

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.30860	$1=RMB 6.30559	$1=RMB 6.60231

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.31160	$1=RMB 6.46153	$1=RMB 6.76816

Total translation gain recorded for the year ended December 31, 2011 was $4,957,237. Total translation loss recorded for the year ended December 31, 2012 was $62,772.

No representation is made that RMB amounts have been, or could be, converted into U.S. dollars at the above rates or at all. Although Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB can be converted into U.S. dollars at the above conversion rate, or any other rate.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect our financial condition in terms of U.S. dollar reporting.

Liquidity and Capital Resources

At December 31, 2012, we had $2.5 million in cash and cash equivalents compared to $8.8 million at December 31, 2011. We have historically financed our operations with cash flow generated from operations, as well as through bank loans with a term of one year. At each of December 31, 2012 and December 31, 2011, we had an outstanding short-term loan from CITIC Bank Corporation Limited in an aggregate amount of $6.3 million. In 2012, our short-term loan had an interest rate of 6.6% and is due in November 2013, and in 2011, our short-term loan had an interest rate of 9.0% and was due in November 2012. Our loans are secured by all of our buildings, plant and machinery. The amounts outstanding under these bank loans are presented in our financial statements as “short term loans.” For additional information, see Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The ability of Vogue-Show to pay dividends may be restricted due to the PRC’s foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars. Accordingly, Vogue-Show’s funds may not be readily available to us to satisfy obligations incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

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

Foreign Currency Exchange Rate Risk

Given that substantially all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past five years, RMB has appreciated 13.5% against the U.S. dollar (from 1 U.S. dollar = 7.2946 RMB on January 1, 2008 to 1 U.S. dollar = 6.3086 RMB on December 31, 2012). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our notes payable to banks for short-term borrowings as of December 31, 2012 and 2011 were approximately $6.34 million, and $6.34 million, respectively. Interest expense paid for the years ended December 31, 2012 and 2011 were $444,997, and $ 441,838 respectively.

At December 31, 2012, our weighted average interest rate was 6.6%. We currently have no interest rate hedge positions in place to reduce our exposure to interest rates.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Due to the timing of the disclosures regarding the entry into certain material agreements, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In order to remedy our ineffective disclosure controls and procedures, we implemented new processes and procedures to clarify internal reporting channels to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (3) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2012, we maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2012.

Although not required because we are a smaller reporting company, the effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Friedman LLP, an independent registered public accounting firm, as stated in their report which is included under Item 9A of this Annual Report. Their report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kingold Jewelry, Inc.

We have audited Kingold Jewelry, Inc.(the “Company”)’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows of the Company, and our report dated March 27, 2013 expressed an unqualified opinion.

/s/ Friedman LLP

New York, NY

March 27, 2013

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a)	Directors of the Registrant.

Information with respect to our Directors is set forth under the heading “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to our executive officers is set forth under the heading “Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning our audit committee is set forth under the heading “Committee Composition” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning our audit committee financial expert is set forth under the heading “Committee Composition” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to our Board of Directors is set forth under the heading “Director Nominations” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

g)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The most recent version is available on the Investor Relations section of our website at www.kingoldjewelry.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means required by applicable law.

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) Exhibits

Exhibit No.	Description
2.1	Reverse Acquisition Agreement, dated September 29, 2009, by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009).
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (Incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (Incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (Incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (Incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (Incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (Incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (Incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
4.2	Warrant to purchase 200,803 shares of the Registrant’s Common Stock issued to Parkland Ltd., dated December 22, 2009 (Incorporated by reference to Exhibit 4.5 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).

4.3	Warrant to purchase 100,402 shares of the Registrant’s Common Stock issued to Great Places LLC, dated December 22, 2009 (Incorporated by reference to Exhibit 4.8 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.4	Warrant to purchase 30,120 shares of the Registrant’s Common Stock issued to Donald Rosenfeld, dated December 22, 2009 (Incorporated by reference to Exhibit 4.9 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.5	Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Randall Cox, dated December 22, 2009 (Incorporated by reference to Exhibit 4.12 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.6	Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Silicon Prairie Partners, dated December 22, 2009 (Incorporated by reference to Exhibit 4.13 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.7	Warrant to purchase 10,040 shares of the Registrant’s Common Stock issued to Michael Harris, dated December 22, 2009 (Incorporated by reference to Exhibit 4.14 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.8	Warrant to purchase 1,684,789 shares of the Registrant’s Common Stock issued to Michael Gardner, dated December 22, 2009 (Incorporated by reference to Exhibit 4.16 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.9	Warrant to purchase 850,000 shares of the Registrant’s Common Stock issued to Sienna Holdings Limited, dated December 22, 2009 (Incorporated by reference to Exhibit 4.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.10	Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to David Jaroslawicz, dated December 22, 2009 (Incorporated by reference to Exhibit 4.24 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.11	Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to JP Huang, dated December 22, 2009 (Incorporated by reference to Exhibit 4.25 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).

4.12	Warrant to purchase 750,000 shares of the Registrant’s Common Stock issued to Michael Gardner, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.27 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.13	Warrant to purchase 125,000 shares of the Registrant’s Common Stock issued to Daryl Cramer, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.28 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.14	Warrant to purchase 125,000 shares of the Registrant’s Common Stock issued to Michael Harris, dated October 6, 2008, as amended on December 16, 2009 (Incorporated by reference to Exhibit 4.29 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.15	Form of Warrant, dated January 10, 2013 (Incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on January 11, 2013).
10.1	Exclusive Management Consulting and Technical Support Agreement, dated June 30, 2009, by and between Vogue-Show and Wuhan Kingold (Incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.2	Shareholders’ Voting Proxy Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.3	Purchase Option Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 8, 2010).
10.4	Pledge of Equity Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.5**	Employment Agreement, dated April 1, 2010, and amended January 7, 2011, between the Registrant and Bin Liu (Incorporated by reference to Exhibit 10.10 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.6	Amended and Restated Call Option Agreement, dated December 17, 2009, by and between Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (Incorporated by reference to Exhibit 10.11 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
10.7	Lease Agreement (English translation), dated February 1, 2009, by and between Wuhan Kingold and Vogue Show (Incorporated by reference to Exhibit 10.16 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010). The Lease Agreement terminated in February 2012 and was renewed for another three years.

10.8	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
10.9**	Employment Agreement, dated November 18, 2010, between Registrant and Zhihong Jia (Incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).
10.10**	Employment Agreement, dated April 1, 2008, and amended October 28, 2010 between Wuhan Kingold and Bin Zhao (Incorporated by reference to Exhibit 10.19 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010).
10.11**	Acknowledgement Letter, dated October 29, 2010, between Zhihong Jia and Bin Zhao (Incorporated by reference to Exhibit 10.20 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).
10.12	Subscription Agreement, dated as of December 29, 2011, by and between Registrant and Hai Gao Holdings Limited (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on December 30, 2011).
10.13**	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement, dated October 20, 2011, by and between Vogue-Show and Wuhan Kingold (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.14	Shareholders’ Voting Proxy Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.15	Purchase Option Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.16	Pledge of Equity Agreement, dated October 20, 2011, by and between Vogue-Show and shareholders of Wuhan Kingold (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.17**	2011 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011).
10.18**	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on December 30, 2011).
10.19**	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on December 30, 2011).
10.20	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.21	Stock Loan and Repurchase Agreement, dated October 4, 2012, between Kingold Jewelry, Inc. and Equities First Holdings LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 4, 2012).
10.22	Subscription Agreement, dated January 10, 2013, between Kingold Jewelry, Inc. and the subscribers named therein (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 11, 2013).
10.23	Working Capital Loan Contract (English translation), dated November 28, 2012, between Wuhan Kingold Jewelry Company Limited and CITIC Bank Corporation Limited (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 16, 2013).
10.24	Working Capital Loan Contract (English translation), dated November 28, 2012, between Wuhan Kingold Jewelry Company Limited and CITIC Bank Corporation Limited (Incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on January 16, 2013).
10.25	Gold Leasing Agreement (English translation), dated December 20, 2012, between Wuhan Kingold Jewelry Company Limited and China Construction Bank Corporation - Wuhan Jiang’an Branch (Incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on January 16, 2013).
10.26	Gold Lease Framework Agreement (English translation), dated January 1, 2013, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 6, 2013).

10.27	Gold Leasing Agreement (English translation), dated January 25, 2013, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (Incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 6, 2013).
10.28	Gold Leasing Agreement (English translation), dated February 22, 2013, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (Incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on March 6, 2013).
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
23.1	Consent of Friedman, LLP*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herein
**	Indicates a management contract or compensatory plan or arrangement

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Kingold’s Annual Report on Form 10-K for the year ended December 31, 2012, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2013

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2013
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2013
Bin Liu

/s/ Bin Zhao	Director	March 27, 2013
Bin Zhao

/s/ Zhang Bin Nan	Director	March 27, 2013
Zhang Bin Nan

/s/ Xu Hai Xiao	Director	March 27, 2013
Xu Hai Xiao

/s/ H. David Sherman.	Director	March 27, 2013
H. David Sherman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kingold Jewelry, Inc.

We have audited the accompanying consolidated balance sheets of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2013 expressed an unqualified opinion.

/s/ Friedman LLP

New York, NY

March 27, 2013

KINGOLD JEWELRY, INC.

CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$2,544,114	$8,810,173
Accounts receivable	692,762	896,949
Inventories	150,041,421	108,088,420
Other current assets and prepaid expenses	133,539	72,333
Value added tax recoverable	7,031,374	4,750,847
Total Current Assets	160,443,210	122,618,722

PROPERTY AND EQUIPMENT, NET	11,683,987	12,942,902

OTHER ASSETS
Other assets	153,029	153,102
Intangible assets, net	503,313	515,543
Total other assets	656,342	668,645
TOTAL ASSETS	$172,783,539	$136,230,269

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$6,340,551	$6,343,578
Other payables and accrued expenses	1,445,513	870,454
Related party loan	209,890	-
Income tax payable	2,587,680	1,451,929
Other taxes payable	659,989	562,027
Total Current Liabilities	11,243,623	9,227,988

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2012 and December 31, 2011	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 54,521,140 and 53,107,343 shares issued and outstanding as of December 31, 2012 and December 31, 2011	54,521	53,108
Additional paid-in capital	57,656,674	55,728,009
Retained earnings
Unappropriated	92,606,449	59,936,120
Appropriated	967,543	967,543
Accumulated other comprehensive income	10,254,729	10,317,501
Total Equity	161,539,916	127,002,281

TOTAL LIABILITIES AND EQUITY	$172,783,539	$136,230,269

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

	For the years ended December 31,
	2012	2011

NET SALES	$915,732,800	$788,968,746

COST OF SALES
Cost of sales	(863,563,502)	(745,497,529)
Depreciation	(1,253,256)	(1,223,418)
Total cost of sales	(864,816,758)	(746,720,947)

GROSS PROFIT	50,916,042	42,247,799

OPERATING EXPENSES
Selling, general and administrative	4,550,669	3,931,824
Stock compensation	1,178,313	804,796
Depreciation	148,979	137,724
Amortization	11,978	11,700
Total Operating Expenses	5,889,939	4,886,044

INCOME FROM OPERATIONS	45,026,103	37,361,755

OTHER INCOME (EXPENSES)
Other Income	-	47,649
Interest Income	-	22,846
Other Expense	(17,407)	-
Interest expense	(444,997)	(441,838)
Total Other Expenses, net	(462,404)	(371,343)

INCOME FROM OPERATIONS BEFORE TAXES	44,563,699	36,990,412

PROVISION FOR INCOME TAXES	(11,893,370)	(9,758,782)

NET INCOME	$32,670,329	$27,231,630
Less: net income attribute to the noncontrolling interest	-	(1,039,754)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$32,670,329	$26,191,876

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	(62,772)	4,957,237
Less: foreign currency translation gains attributable to noncontrolling interest	-	(49,612)
Foreign currency translation gains (loss) attributable to common stockholders	(62,772)	4,907,625

COMPREHENSIVE INCOME	$32,607,557	$31,099,501

Earnings per share
Basic	$0.61	$0.53
Diluted	$0.60	$0.52
Weighted average number of shares
Basic	53,590,528	49,616,147
Diluted	54,359,564	50,600,508

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(IN US DOLLARS)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other
	Par value		Par value		paid-in	retained	retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	earnings	gain	interest	Total

Balance at December 31, 2010	-	$-	42,531,994	$42,532	$31,901,832	$33,744,244	$967,543	$5,409,876	$1,748,536	$73,814,563

Net income for the year						26,191,876			1,039,754	27,231,630

Shares issued for Public offering			7,200,000	7,200	20,137,055					20,144,255

Shares issued for services			325,000	325	328,425					328,750

Options granted for services					476,046					476,046

Shares issued for Warrant exercise			266,822	267	49,533					49,800

Foreign currency translation gain								4,907,625	49,612	4,957,237

Shares issued for minority interest			2,783,527	2,784	2,835,118	-	-		(2,837,902)	-

Balance at December 31, 2011	-	$-	53,107,343	$53,108	$55,728,009	$59,936,120	$967,543	$10,317,501	$-	$127,002,281

Net income for the year						32,670,329				32,670,329

Shares issued for stock repurchase agreement			850,000	850	750,915					751,765

Shares to be issued for services					193,000					193,000

Options granted for services					985,313					985,313

Shares issued for Warrant exercise			563,797	564	(564)					-

Foreign currency translation gain (loss)								(62,772)		(62,772)

Balance at December 31, 2012	-	$-	54,521,140	$54,521	$57,656,674	$92,606,449	$967,543	$10,254,729	$-	$161,539,916

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US DOLLARS)

	For the years ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,670,329	$27,231,630
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	1,402,235	1,361,142
Amortization of intangible assets	11,978	11,700
Share based compensation	1,178,313	804,796
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	203,662	315,857
Inventories	(41,984,607)	(48,845,404)
Other current assets and prepaid expenses	(48,588)	(10,731)
Value added tax recoverable	(2,281,708)	(698,584)
Increase (decrease) in:
Other payables and accrued expenses	562,823	(852,514)
Income tax payable	1,135,904	(815,831)
Other taxes payable	98,184	(8,636)
Net cash used in operating activities	(7,051,475)	(21,506,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(150,091)	(368,791)
Net cash used in investing activities	(150,091)	(368,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from stock repurchase agreement	751,765	-
Deferred offering costs	-	666,364
Proceeds from bank loans	6,337,537	21,557,736
Repayments of bank loans	(6,337,537)	(21,557,736)
Proceeds from related party loan	209,510	3,655,604
Repayments of related party loan	-	(3,655,604)
Net proceeds from stock issuance in public offering	-	20,144,255
Net proceeds from exercise of warrants	-	49,800
Net cash provided by financing activities	961,275	20,860,419

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	(25,768)	673,584

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,266,059)	(341,363)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,810,173	9,151,536

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,544,114	$8,810,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$470,455	$441,838
Cash paid for income tax	$10,757,465	$10,574,613

See accompanying Notes to Consolidated Financial Statements.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold”) was incorporated in Delaware on September 5, 1995.

Dragon Lead Group Limited (“Dragon Lead”) was incorporated in the British Virgin Islands (“BVI”) on July 1, 2008 as an investment holding company and was 100% controlled by Kingold Jewelry, Inc. Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”), which is principally engaged in design and manufacture of gold and platinum ornaments in the People’s Republic of China (“PRC”), was incorporated in the PRC as a wholly-owned foreign enterprise on February 16, 2009 and was 100% owned by Dragon Lead. Wuhan Vogue-Show’s business permit expires on February 16, 2019 and is renewable upon expiration. Wuhan Kingold Jewelry Co., Limited (“Wuhan Kingold”) was incorporated in the PRC on August 2, 2002 as a limited liability company. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares and its business activities are the same as those of Wuhan Vogue-Show. Wuhan Kingold’s business permit expires on March 4, 2021 and is renewable upon expiration.

On June 30, 2009 and September 19, 2009, Wuhan Vogue-Show entered into a series of agreements and an Amendment Agreement (collectively referred to as the Restructuring Agreements) with Wuhan Kingold and the shareholders of Wuhan Kingold pursuant to which Wuhan Vogue-Show assumed the management of the business activities of Wuhan Kingold and Wuhan Kingold agreed to pay 95.83% of its profits to Wuhan Vogue-Show. Through this arrangement, Wuhan Kingold became a 95.83% contractually controlled affiliate of Wuhan Vogue-Show.

On September 29, 2009, Kingold entered into an Agreement and Plan of Reverse Acquisition (the “Agreement”) with Wuhan Vogue-Show, Dragon Lead and the stockholders of Dragon Lead. Pursuant to the Agreement, Kingold agreed to issue 33,104,234 new shares of its common stock to the stockholders of Dragon Lead in exchange for 100% of the common stock of Dragon Lead.

On December 23, 2009, the transactions contemplated by the Agreement were consummated and 33,104,234 shares of the common stock of Kingold were issued to the stockholders of Dragon Lead for 100% equity interest in Dragon Lead. Dragon Lead became a wholly owned subsidiary of Kingold.

The acquisition of Dragon Lead was treated for accounting purposes as a capital transaction and recapitalization by Dragon Lead (“the accounting acquirer”) and a re-organization by Kingold (“the accounting acquiree”). The financial statements have been prepared as if the re-organization had occurred retroactively.

On December 29, 2011, Kingold issued 2,783,527 unregistered shares of its common stock (the “Shares”) to Hai Gao Holdings Limited (“Holdings Limited”) pursuant to the terms of a subscription agreement, dated December 29, 2011 (the “Subscription Agreement”). Holdings Limited is controlled by Mr. Yang Wen, a citizen of the PRC. On August 15, 2011, Mr. Yang Wen purchased in a transaction 4.17% of the equity interest of Wuhan Kingold, Kingold’s controlled operating subsidiary in the PRC, for RMB 30 million (approximately $4.8 million). This equity interest in Wuhan Kingold was previously held by Beijing Shouchuang Investment Co. Ltd, a PRC State Owned Enterprise, until August 9, 2011 when it sold this interest through a public statutory auction process in the PRC.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION – (continued)

Based on the restructuring agreements and the subscription agreement, Kingold believes that Wuhan Kingold should be considered as a 100% contractually controlled affiliate. The Restructuring Agreements empower Kingold, through Dragon Lead and Wuhan Vogue-Show, with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Restructuring Agreements, which obligate Kingold to absorb a majority of expected losses of Wuhan Kingold and enable Kingold to receive a majority of expected residual returns from Wuhan Kingold and because Kingold has the power to direct the activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity (“VIE”) under ASC 810-10-05-8A. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities.

Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold are hereinafter collectively referred to as “the Company” or “We”.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, deferred tax assets, inventories and share based compensation. Actual results could differ from those estimates.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

The Company generally receives cash payment upon delivery of product but may extend unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them. At December 31, 2012 and 2011, there was no allowance recorded as the Company considers all the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. For the years ended December 31, 2012 and 2011, no provision for obsolete inventories was considered necessary.

Starting from 2013, the Company has entered into gold lease agreements with major commercial banks in China. The Company has leased gold as part of inventory to fuel the growth and will return the same weight of the gold at the end of the period. As such, if the gold price changes, it might have impact on the fair value of the gold leased. The Company might need to provide certain inventory allowances if the gold price changes significantly.

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

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC Topic 360) "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets". Finite-lived assets and intangibles are also reviewed for impairment test when circumstance requires it. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property, plant and equipment and land use rights. For the years ended December 31, 2012 and 2011 the Company has not recognized any allowances for impairment.

Fair value of financial instruments

We adopted the provision of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The Company is of the opinion that is not exposed to significant interest or credit risks arising from these financial instruments.

Revenue recognition

Net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies the Company with the raw materials and the Company creates products per customer’s instructions, whereas in branded production the Company generally purchases gold directly once a customer has placed an order. The Company recognizes revenues under the FASB Codification Topic 605 ("ASC Topic 605"). Pursuant to this guidance, revenue is recognized when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer, (ii) the contracted services have been performed, (iii) the fees to be paid under the agreement are either fixed or determinable and (iv) the Company’s collection of such fees is reasonably assured. These criteria, as related to the Company’s revenues, are considered to have been met as follows:

Sales of branded products

The Company recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized production fees

The Company recognize services-based revenue from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 2.22% of total revenue for the year ended December 31, 2012, compared to 1.63% for the year ended December 31, 2011.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company accounts for income taxes under the FASB Codification Topic 740 (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes" prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. There was no uncertain tax position recorded at December 31, 2012 or at December 31, 2011.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2008 and after. As of December 31, 2012, the tax year ended December 31, 2006 through December 31, 2012 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by the PRC tax authorities.

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

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	December 31,	December 31,
	2012	2011

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.30860	$1=RMB 6.30559

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.31160	$1=RMB 6.46153

Comprehensive income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income in the consolidated statements of income and comprehensive income and the consolidated statements of changes in equity.

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

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on its consolidated financial position, results of operations, or cash flows.

Risks and Uncertainties

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. The Company potentially has exposure to the fluctuation in gold commodity prices as part of its normal operations. In the past, the Company has not hedged its requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing. A significant increase in the price of gold could increase the Company’s production costs beyond the amount that it is able to pass on to its customers, which would adversely affect the Company’s sales and profitability. A significant disruption in the Company’s supply of gold, or other commodities could decrease its production and shipping levels, materially increase its operating costs and materially and adversely affect its profit margins. Shortages of gold, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which the Company purchases its raw materials, may adversely affect its ability to maintain production of its products and sustain profitability. Although the Company generally attempts to pass increased commodity prices to its customers, there may be circumstances in which it is not able to do so. In addition, if the Company were to experience a significant or prolonged shortage of gold, it would be unable to meet its production schedules and to ship products to its customers in a timely manner, which would adversely affect its sales, margins and customer relations.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furthermore, the value of the Company’s inventory may be affected by commodity prices. The Company records the value of its inventory using the lower of cost or market value, cost calculated on the weighted average method. As a result, decreases in the market value of precious metals such as gold would result in a lower stated value of the Company’s inventory, which may require it to take a charge for the decrease in the value of its inventory.

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

NOTE 3 - INVENTORIES, NET

Inventories as of December 31, 2012 and December 31, 2011are consisted of the following:

	As of
	December 31,	December 31,
	2012	2011
Raw materials	$8,548,288	$17,301,339
Work-in-progress	109,311,733	62,933,479
Finished goods	26,899,404	27,853,602
Inventory in transit	5,281,996	-
Total inventory	$150,041,421	$108,088,420

The inventory in transit at the end of year of 2012 was caused by temporary inventory shortage with local branch of Industrial and Commercial Bank of China Limited (“ICBC”), which is the designated gold supplier by Shanghai Gold Exchange. The inventory in transit arrived on January 4, 2013. For the years ended December 31, 2012 and 2011, no provision for obsolete inventories was considered necessary and the market value of the gold exceeded the company cost. The Company had a significant portion of work-in-progress inventory at the end of 2012 as it was processing a high volume of orders for delivery in the first quarter of 2013.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2012 and December 31, 2011:

	As of
	December 31,	December 31,
	2012	2011
Buildings	$2,412,024	$1,954,217
Plant and machinery	18,807,970	18,816,377
Motor vehicles	69,667	77,964
Office and electric equipment	584,515	582,958
Subtotal	21,874,176	21,431,517
Less: accumulated depreciation	(10,190,189)	(8,796,912)

Construction in progress	-	308,298
Property and equipment, net	$11,683,987	$12,942,902

Depreciation expense for the years ended December 31, 2012 and 2011 was $1,402,235 and $1,361,142, respectively.

NOTE 5 - SHORT TERM LOAN

Short term loan consists of the following:

	As of
	December 31,	December 31,
	2012	2011

Loan payable to CITIC Bank Corporation Limited	$6,340,551	$6,343,578

Total short term loans	$6,340,551	$6,343,578

Loan payable to CITIC Bank Corporation Limited under two Working Capital Loan Contracts with a one year term from November 29, 2011 to November 29, 2012. The loans were renewed for another year up to November 29, 2013 carrying an interest rate of 6.6% per year. The loans are secured by all the Company’s buildings, plant and machinery.

The weighted average interest rate on short-term loans outstanding as of December 31, 2012 and 2011 are 7.32% and 8.57%, respectively.

Interest expense for the years ended December 31, 2012 and 2011 was $444,997 and $441,838, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2012 and 2011. Kingold had loss carry forwards of approximately $6,394,775 and $4,144,958 as of December 31, 2012 and 2011, respectively for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2032. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2012 and 2011 was $2,174,223 and $1,409,286, respectively. The net increase in the valuation allowance for the year ended December 31, 2012 was $764,938.

Dragon Lead was incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the years ended December 31, 2012 and 2011.

The Company does not have any deferred tax assets or liabilities from its foreign operations.

Significant components of the income tax provision were as follows for the years ended December 31, 2012 and 2011:

	For the years Ended December 31,
	2012	2011
Current tax provision
Federal	$-	$-
State	-	-
Foreign	11,893,370	9,758,782
	11,893,370	9,758,782
Deferred tax provision
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Income tax provision	$11,893,370	$9,758,782

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAX (Continued)

Income from continuing operations before income taxes were allocated between the U.S. and Foreign components for years ended December 31, 2012 and 2011:

	For the years Ended December 31,
	2012	2011

United States	$(2,249,816)	$(1,863,914)
Foreign	46,813,515	38,854,326
	44,563,699	36,990,412

The following table reconciles the U.S. statutory rates to the Company’s effective rate for years ended December 31, 2012 and 2011:

	For the years Ended December 31,
	2012	2011
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income tax	25%	25%
Non-dedcutible expenses	2%	1%

Effective tax rate	27%	26%

NOTE 7 - EARNINGS PER SHARE

As of December 31, 2012, Kingold had warrants outstanding for the acquisition of 1,388,358 shares of its common stock. Of such warrants, 125,000 warrants were issued in 2008, with an exercise price of $1.196, and 969,358 warrants were issued in 2009, with an exercise price of $0.996. In January 2011, Kingold issued 150,000 warrants with an exercise price of $3.25, and 144,000 warrants with an exercise price of $3.99. As of December 31, 2012, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than average market price in the year ended December 31, 2012. They are not included in weighted average shares calculation.

As of December 31, 2012, Kingold had options outstanding for the acquisition of 3,040,000 shares (See Note 10 — Options). Of such options, 120,000 options were granted in 2011, with an exercise price of $2.27, 1,500,000 options were granted in 2011 with an exercise price of $2.59, 1,300,000 options were granted in 2012 with an exercise price of $1.22 and 120,000 options were granted in 2012 with an exercise price of $1.49. As of December 31, 2012, the options granted in 2012 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The options granted in 2011 were anti-dilutive because the exercise prices were higher than the average market price in the year ended December 31, 2012. They are not included in weighted average shares calculation.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS PER SHARE (Continued)

The following table presents a reconciliation of basic and diluted net income per share:

	For the years Ended December 31,
	2012	2011

Net income attributable to Common stockholders	$32,670,329	$26,191,876

Weighted average number of common shares outstanding - Basic	53,590,528	49,616,147

Effect of dilutive securities:
Unexercised warrants and options	769,036	984,361

Weighted average number of common shares outstanding - Diluted	54,359,564	50,600,508

Earnings per share-Basic	$0.61	$0.53

Earnings per share-Diluted	$0.60	$0.52

NOTE 8 - EQUITY

In January 2011, Kingold raised a total of $22,968,000 by issuing 7,200,000 shares of its common stock through a public offering at $3.19 per share. After deducting underwriting discounts, commissions and offering expenses of $2,823,745, Kingold received net proceeds of $20,144,255.

In April and October, 2011, Kingold issued 100,000 shares to Baytree Capital Associates, LLC for consulting services.

In December, Kingold issued 2,783,527 shares in exchange for the minority interest (See Note 9  -  Noncontrolling Interest).

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY (Continued)

For the year ended December 31, 2012, Kingold issued 563,797 shares upon the exercise of warrants (See Note 10 — Warrants).

In October and November 2012, Kingold issued 600,000 shares and 250,000 shares for stock loan under Stock Loan and Repurchase Agreement.

In November 2011, Kingold issued 125,000 shares to Firstrust Group Inc. (“Firstrust”) for consulting services. According to the consulting service agreement between the Company and Firstrust, the consulting service period was from October 2011 to October 2012. The company was obligated to issue 125,000 shares to Firstrust in November 2011 and April 2012, respectively. The fair value of this common stock compensation is based on the closing stock price on the date at which the Firstrust’s performance is complete. In 2012, after final agreement, the second 125,000 shares due in April 2012 will not be issued, instead 50,000 shares will be issued in 2013. $193,000 of stock compensation expense was recognized for service provided in 2012.

As of December 31, 2012, Kingold had 54,521,140 shares of common stock issued and outstanding and warrants outstanding to purchase up to 1,388,358 shares of its common stock and option outstanding to purchase up to 3,040,000 shares of our common stock.

NOTE 9 — NONCONTROLLING INTEREST

On December 29, 2011, Kingold issued 2,783,527 unregistered shares of its common stock (the “Shares”) to Holdings Limited pursuant to the terms of a subscription agreement, dated December 29, 2011. Holdings Limited is controlled by Mr. Yang Wen, a citizen of the PRC. On August 15, 2011, Mr. Yang Wen purchased 4.17% of the equity interest of Wuhan Kingold for RMB 30 million (approximately $4.8 million). This equity interest in Wuhan Kingold was previously held by Beijing Shouchuang Investment Co. Ltd, a PRC State Owned Enterprise, until August 9, 2011 when it sold this interest to Mr. Yang Wen through a public statutory auction process in the PRC.

Subsequent to his purchase of the 4.17% equity interest of Wuhan Kingold, on October 20, 2011, and per the Company’s request, Mr. Yang Wen agreed to become a party to certain VIE agreements between Wuhan Kingold and Wuhan Vogue-Show. The VIE Agreements include a Shareholders’ Voting Proxy Agreement, a Purchase Option Agreement, and a Pledge of Equity Agreement, each dated October 20, 2011. Following execution of these VIE Agreements, Vogue-Show has entered into a series of agreements with Wuhan Kingold and shareholders holding 100% of the outstanding equity of Wuhan Kingold under which Wuhan Kingold has agreed to pay 100% of its after-tax profits to Vogue-Show and shareholders owning 100% of Wuhan Kingold’s shares have pledged their equity interest and delegated their voting power in Wuhan Kingold to Vogue-Show. Prior to execution of these VIE Agreements, Wuhan Kingold was obligated to pay only 95.83% of its after-tax profits to Vogue-Show.

The Company now has full control of Wuhan Kingold as a result of Mr. Yang Wen’s purchase of the 4.17% equity interest of Wuhan Kingold and his subsequent entry into the VIE Agreements. Consequently, the Company agreed to fairly remunerate Mr. Yang Wen for his undertakings on behalf of the Company. Management determined that the fair value of the 4.17% equity interest of Wuhan Kingold as of November 30, 2011, was equal to 5.53% of the Company’s outstanding common shares, or 2,783,527 shares. This amount of shares is valued at $3,785,597 using the closing price of the Company’s shares on November 30, 2011, or $1.36 per share. Mr. Yang Wen directed the Company to issue the Shares to his controlled company, Holdings Limited.

A reconciliation of noncontrolling interest as of December 31, 2012 and 2011 is as follows:

	As of
	December 31, 2012	December 31, 2011
Beginning Balance	$-	$1,748,536
Proportionate share of Net Income	-	1,039,754
Foreign currency translation gain	-	49,613
Minority interest exchange	-	(2,837,903)
Ending Balance	$-	$-

INGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - WARRANTS

On April 8, 2012, warrant or warrants to receive 64,257 shares (2009 warrants) were exercised at an exercise price of $0.996 and 25,703 shares of common stock were issued. Pursuant to the cashless exercise provision, an additional 38,554 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 64,257 warrants.

On June 18, 2012, warrant or warrants to receive 450,000 shares (2009 warrants) were exercised at an exercise price of $0.996 and 278,276 shares of common stock were issued. Pursuant to the cashless exercise provision, an additional 171,724 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 450,000 warrants.

On June 25, 2012, warrant or warrants to receive 25,000 shares (2009 warrants) were exercised at an exercise price of $0.996 and 15,568 shares of common stock were issued. Pursuant to the cashless exercise provision, an additional 9,432 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 25,000 warrants.

On August 4, 2012, warrant or warrants to receive 480,435 shares (2009 warrants) were exercised at an exercise price of $0.996 and 244,250 shares of common stock were issued. Pursuant to the cashless exercise provision, an additional 236,185 shares were issued, surrendered and canceled to reflect the payment of the exercise price on the 480,435 warrants.

Following is a summary of the status of warrant activities as of December 31, 2012:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2012	2,408,050	$1.33	3.03

Granted
Forfeited
Exercised	1,019,692	0.996
Outstanding, December 31, 2012	1,388,358	$1.57	2.04

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - OPTIONS

On March 24, 2011 (“Plan Adoption Date”), the Board of Directors voted to adopt the 2011 Stock Incentive Plan, or the Plan, subject to shareholder approval at the Company’s 2011 annual shareholders’ meeting. The Plan and the conditional option grants previously approved by the Compensation Committee were ratified by Company’s shareholders at its 2011 annual meeting on October 31, 2011.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, upon shareholder approval, up to 5,000,000 shares of the Company’s common stock will be granted. Certain stock option grants have been conditionally made subject to shareholder approval of the Plan.

On October 31, 2011 (“Grant Date”), per shareholder’s approval, the following stock options were approved to be granted for 2011:

•	1,470,000 options with an exercise price of $2.59 to certain members of management and directors. These options can be exercised within ten years from the Plan Adoption Date once they become exercisable. The Options became exercisable in accordance with the following schedule: (a) 25% of the Options became exercisable on the first anniversary of the Plan Adoption Date (the "Initial Vesting Date"), and (b) 6.25% of the Options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the Plan Adoption Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $1,767,017.

•	30,000 options with an exercise price of $2.59 to the Company’s CFO for three months of service in 2011 in accordance with the terms of his employment agreement. All of these options are exercisable for ten years from the Plan Adoption Date. 100% of the Options became exercisable on June 24, 2011, which was three months after the Plan Adoption Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $36,062.

•	120,000 options with an exercise price of $2.27 to the Company’s CFO for nine months of service in 2011 and three months of service in 2012 in accordance with the terms of his employment agreement. All of these options are exercisable for ten years from the Plan Adoption Date. The Options became exercisable in accordance with the following schedule: 25% of the Options became exercisable on the date three months after the Plan Adoption Date and on such date every third month thereafter, through the first anniversary of Plan Adoption Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $144,892.

In accordance with the vesting periods, $477,977 and $476,046 are recorded as part of operating expense-stock compensation for the 1,620,000 options above for the years ended December 31, 2012 and 2011, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435, and in accordance with the vesting period, $379,109 was recorded as part of stock compensation expenses in the year ended December 31, 2012.

On April 1, 2012, the Company granted 120,000 options with an exercise price of $1.49 to its Chief Financial Officer per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every 3 months starting from grant date for the one year service period from April 1, 2012. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967, and in accordance with the vesting period, $128,225 was recorded as part of operating expense-stock compensation in the year ended December 31, 2012.

As of December 31, 2012, the Company had 883,125 outstanding vested stock options in a weighted average period over 8.35 years. As of December 31, 2012, the Company had 2,156,875 unvested stock options in a weighted average period over 8.72 years. The unrecorded stock-based compensation expenses amounted $2,174,015 as of December 31, 2012.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value
Outstanding, January 1, 2011	-	$-	-	-
Granted	1,620,000	2.57	9.50	1,947,970
Forfeited
Exercised
Outstanding, December 31, 2011	1,620,000	$2.57	9.25	1,947,970
Exercisable, December 31, 2011	120,000	$2.35	9.25	144,731
Granted	1,420,000	1.24	10.00	1,687,402
Forfeited
Exercised
Outstanding, December 31, 2012	3,040,000	$1.95	8.61	3,635,372
Exercisable, December 31, 2012	883,125	$2.43	8.35	1,082,249

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not protected by FDIC insurance or other insurance.  The cash balance held in the PRC bank accounts was $2,515,264 and $8,439,261 as of December 31, 2012 and December 31, 2011, respectively. The cash balance held in the BVI bank accounts was $18,457 and $49,945 as of December 31, 2012 and December 31, 2011, respectively.  As of December 31, 2012 and December 31, 2011, the Company held $10,393 and $320,967 of cash balances within the United States of which $0 and $70,967 was in excess of FDIC insurance limits of $250,000 as of December 31, 2012 and December 31, 2011, respectively.

During the years ended December 31, 2012 and 2011, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from the subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% and 98% of its total purchases for the years ended December 31, 2012 and 2011, respectively. The Company purchased gold directly, and solely, from The Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the year 2012. In 2011, one customer accounted for 18% of 2011 annual sales with $0 account receivable balance as of December 31, 2011.

NOTE 13- RELATED PARTY TRANSACTIONS

As of December 31, 2012, the Company has a related party loan of $209,890 from the Company’s Chairman and Chief Executive Officer, Mr. Jia, who provides fund for the Company’s operations. This loan is unsecured, non-interest bearing and due on demand.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SUBSEQUENT EVENTS

(1) Equity Financing

On January 10, 2013, the Company entered into a Subscription Agreement with three individuals providing for the sale of an aggregate 7,000,000 shares of its common stock at a price of $1.80 per share for aggregate gross proceeds of $12,600,000. The Company also granted the investors warrants to acquire up to an aggregate 2,800,000 additional shares of its common stock at a price of $1.80 per share, which warrants are exercisable at any time in whole or in part within twelve months of the date of the Subscription Agreement.

(2) Gold lease agreement with China Construction Bank

On December 20, 2012, Wuhan Kingold entered into a Gold Lease Agreement with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) and the Agreement came to be in effective in January 2013. The Gold Lease Agreement is similar to a revolving credit line, with CCB providing Wuhan Kingold a reusable credit line of up to RMB250 million (approximately US$40.2 million); however, draw downs under the facility (and repayment thereunder) will be made in gold rather than currency. Gold loans under the facility will bear interest at a rate of approximately 6% p.a., with interest based on the actual weight of gold loaned under the facility (in grams), the price of gold (yuan/gram), in addition to the rate and number of days the gold was loaned under the facility. The initial line of credit is available until October 26, 2013. Because the market price of gold may fluctuate during the term of the Gold Lease Agreement, Wuhan Kingold and CCB have agreed to a cap of 95% on the credit line based on the actual value of gold loans outstanding at any time under the credit facility. The full credit line was approved on January 16, 2013, and Wuhan Kingold began using it on the same day. The Company used the RMB230 million credit line to lease 676 kilograms of gold from CCB in January, 2013. CCB delivered the gold to the Company from its reserves. At the end of the leasing period, the Company will need to return 676 kilograms of gold to CCB.

(3) Gold lease agreement with Shanghai Pudong Development Bank

On January 1, 2013, Wuhan Kingold entered into a Gold Lease Framework Agreement (the “Framework Agreement”) with the Wuhan branch of Shanghai Pudong Development Bank Ltd. (“SPD Bank”) with a credit limit of RMB 200 million. On each of February 1, 2013 and February 22, 2013, Wuhan Kingold borrowed an aggregate 530 kilograms of gold having a market price of approximately RMB176 million (approximately US$28.3 million). These two Gold Lease Agreements have an initial term of approximately 12 months each, and each provide for a lease rate of 6% p.a. Payment of rent under these two gold leases to SPD will be due quarterly beginning in March 2013 and is based on the stated 6% p.a. lease rate, the actual weight of gold leased (in grams), the gold settlement price (yuan/gram), and the actual number of days the gold was leased. Wuhan Kingold secured its obligation to pay rent (and return the leased gold to SPD Bank at the end of the lease term) by depositing cash into an account at SPD Bank equal to approximately RMB15.78 million (approximately US$2.54 million) and pledging the account to SPD Bank.

Because PRC law limits the amount of credit that may be extended by banks to enterprises depending on their size and other criteria (here, the limit is RMB200 million with SPD Bank), and because the value of the leased gold counts towards such limit, the Framework Agreement includes a mechanism to take into account fluctuations in the price of the gold. Under the Framework Agreement, if the market value of the leased gold increases or decreases by more than 2% from the agreed baseline, then Wuhan Kingold may be required to increase the amount of its pledged security deposit or return some of the gold to SPD Bank, or SPD Bank may release a portion of the pledged security deposit or make additional credit available to Wuhan Kingold, as the case may be.

