Form 10-Q
period 2013-03-31
KINGOLD JEWELRY, INC.
filed 2013-05-15
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2013

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

As of May 9, 2013, there were 64,431,140 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers of their sale commitments and customers of their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;
•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;
•	our ability to manage growth;
•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully manage any acquired business;
•	our ability to integrate acquired businesses;
•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;
•	our ability to retain and attract senior management and other key employees;
•	any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;
•	changes in PRC or U.S. tax laws;
•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;
•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;
•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in any material pending and future litigations;
•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;
•	the success of our research and development activities;
•	our ability to comply with environmental laws and regulations; and
•	other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward looking statement, except as required by law.

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$20,272,126	$2,544,114
Restricted cash	2,517,891	-
Accounts receivable	89,781	692,762
Inventories	144,387,037	150,041,421
Other current assets and prepaid expenses	1,016,910	133,539
Value added tax recoverable	6,746,397	7,031,374
Deferred tax assets	707,803	-
Total Current Assets	175,737,945	160,443,210
PROPERTY AND EQUIPMENT, NET	11,432,361	11,683,987

OTHER ASSETS
Other assets	153,871	153,029
Intangible assets, net	503,068	503,313
Total other assets	656,939	656,342
TOTAL ASSETS	$187,827,245	$172,783,539

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$6,375,416	$6,340,551
Other payables and accrued expenses	855,946	1,445,513
Related party loan	299,509	209,890
Income tax payable	1,821,020	2,587,680
Other taxes payable	169,310	659,989
Total Current Liabilities	9,521,201	11,243,623

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 61,571,140 and 54,521,140 shares issued and outstanding as of March 31, 2013 and December 31, 2012	61,571	54,521
Additional paid-in capital	70,419,582	57,656,674
Retained earnings
Unappropriated	95,640,078	92,606,449
Appropriated	967,543	967,543
Accumulated other comprehensive income	11,217,270	10,254,729
Total Equity	178,306,044	161,539,916
TOTAL LIABILITIES AND EQUITY	$187,827,245	$172,783,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2013	2012

NET SALES	$221,408,122	$224,967,394

COST OF SALES
Cost of sales	(214,790,789)	(213,102,255)
Depreciation	(299,082)	(297,788)
Total cost of sales	(215,089,871)	(213,400,043)

GROSS PROFIT	6,318,251	11,567,351

OPERATING EXPENSES
Selling, general and administrative expenses	1,123,870	1,058,342
Stock compensation expenses	247,958	356,439
Depreciation	36,835	33,420
Amortization	3,009	2,996
Total Operating Expenses	1,411,672	1,451,197

INCOME FROM OPERATIONS	4,906,579	10,116,154

OTHER INCOME (EXPENSES)
Interest expense	(761,026)	(111,136)
Total Other Expenses, net	(761,026)	(111,136)

INCOME FROM OPERATIONS BEFORE TAXES	4,145,553	10,005,018

INCOME TAX PROVISION (BENEFIT)
Current	1,818,903	2,691,006
Deferred	(706,980)	-
TOTAL INCOME TAX PROVISION	1,111,923	2,691,006

NET INCOME	$3,033,630	$7,314,012

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	$962,540	$352,704

COMPREHENSIVE INCOME	$3,996,170	$7,666,716

Earnings per share
Basic	$0.05	$0.14
Diluted	$0.05	$0.13
Weighted average number of shares
Basic	60,818,892	53,107,343
Diluted	61,165,502	54,358,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,033,630	$7,314,012
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	335,917	331,208
Amortization of intangible assets	3,009	2,996
Share based compensation	247,958	356,439
Inventory valuation allowance	2,827,921	-
Deferred tax provision (benefit)	(706,980)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	606,085	533,746
Inventories	3,643,980	(14,583,108)
Other current assets and prepaid expenses	(881,611)	(255,292)
Value added tax recoverable	323,264	(334,233)
Increase (decrease) in:
Other payables and accrued expenses	(593,874)	(203,998)
Income tax payable	(779,983)	1,239,750
Other taxes payable	(493,734)	(399,935)
Net cash provided by (used in) operating activities	7,565,582	(5,998,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,409)	(1,476)
Net cash (used in) investing activities	(20,409)	(1,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(2,514,965)	-
Proceeds from related party loan	90,048	-
Net proceeds from stock issuance in public offering	12,522,000	-
Net cash provided by financing activities	10,097,083	-

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	85,756	144,219

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,728,012	(5,855,672)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,544,114	8,810,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,272,126	$2,954,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$1,553,103	$117,302
Cash paid for income tax	$2,598,886	$1,450,421

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 27, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, deferred tax assets, inventories and share based compensation. Actual results could differ from those estimates.

Restricted Cash

As of March 31, 2013, the Company had restricted cash of $2,517,891 compared to $0 as of December 31, 2012. The restricted cash is associated with the gold lease agreement with Shanghai Pudong Development Bank (“SPD Bank”). Under the gold lease agreement, the Company is required to deposit cash into an account at SPD Bank equal to approximately RMB15.8 million (approximately USD2.5 million) and pledge the account to SPD Bank (See Note 13 – Gold Lease Transactions).

Accounts Receivable

The Company generally receives cash payment upon delivery of product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history of the customers and current relationships with them. At March 31, 2013 and December 31, 2012, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. For the periods ended March 31, 2013 and 2012, the Company recorded inventory allowance of $2,831,211 and $0. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life.

Long-lived assets

The Company accounts for long-lived assets under FASB Codification Topic 360 (ASC Topic 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets.” Finite-lived assets and intangibles are also reviewed for impairment test when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, and land use rights. For the periods ended March 31, 2013 and 2012 the Company did not recognize any allowances for impairment.

Fair value of financial instruments

The Company adopted the provision of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3-Inputs are unobservable inputs, which reflect management’s assumptions based on the best available information.

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The Company is of the opinion that it is not exposed to significant interest or credit risks arising from these financial instruments.

Revenue recognition

Net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production, the Company generally purchases gold directly once a customer has placed an order. The Company recognizes revenues under FASB Codification Topic 605 (“ASC Topic 605”). Pursuant to this guidance, revenue is recognized when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer, and (ii) the Company’s collection of such fees is reasonably assured. These criteria, as related to the Company’s revenues, are considered to have been met as follows:

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales of branded products

The Company recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer, provided that: (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collectability is deemed probable.

Customized production fees

The Company recognizes services-based revenue from such contracts when: (i) the contracted services have been performed, and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 2.10% of total revenue for the period ended March 31, 2013 compared to 2.01% for the period ended March 31, 2012.

Income taxes

The Company accounts for income taxes under FASB Codification Topic 740 (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not record any uncertain tax position at March 31, 2013 or at December 31, 2012.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2008 and after. As of March 31, 2013, the tax years ended December 31, 2006 through December 31, 2012 for the Company’s People’s Republic of China (“PRC” or the “PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

Foreign currency translation

Kingold, as well as its wholly owned subsidiary, Dragon Lead, maintain accounting records in United States Dollars (“U.S. dollars” or “USD”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted.

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

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	March 31,	December 31,
	2013	2012

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of period ended	$1=RMB 6.2741	$1=RMB 6.30860

Amounts included in the statements of operations and cash flows for the period	$1=RMB 6.2814	$1=RMB 6.31160

Comprehensive income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to U.S. dollars is reported in other comprehensive income in the consolidated statements of income and comprehensive income and the consolidated statements of changes in equity.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks and Uncertainties

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold and, to a lesser extent, other precious and semi-precious metals and stones. The Company potentially has exposure to the fluctuation in gold commodity prices as part of its normal operations. In the past, the Company has not hedged its requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing. A significant increase in the price of gold could increase the Company’s production costs beyond the amount that it is able to pass on to its customers, which would adversely affect the Company’s sales and profitability. A significant disruption in the Company’s supply of gold, or other commodities, could decrease its production and shipping levels, materially increase its operating costs, and materially and adversely affect its profit margins. Shortages of gold, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which the Company purchases its raw materials, may adversely affect its ability to maintain production of its products and sustain profitability. Although the Company generally attempts to pass increased commodity prices to its customers, there may be circumstances in which it is not able to do so. In addition, if the Company were to experience a significant or prolonged shortage of gold, it would be unable to meet its production schedules and to ship products to its customers in a timely manner, which would adversely affect its sales, margins and customer relations.

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

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Wuhan Kingold through a series of agreements. Although we believe the contractual relationships through which we control Wuhan Kingold comply with current licensing, registration and regulatory requirements of the PRC, we cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. If such agreements were cancelled, modified or otherwise not complied with, the Company would not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Although the Company has not experienced losses from these situations and, believes that we are in compliance with existing laws and regulations, including the organization and structure disclosed in Note 1, this may not be indicative of future results.

NOTE 3 – INVENTORIES, NET

Inventories as of March 31, 2013 and December 31, 2012 consist of the following:

	As of
	March 31,	December 31,
	2013	2012
Raw materials	$34,004,711	$8,548,288
Work-in-progress	99,489,064	109,311,733
Finished goods	13,724,473	26,899,404
Inventory in transit	-	5,281,996
Inventory valuation allowance	(2,831,211)	-
Total inventory	$144,387,037	$150,041,421

Inventory valuation allowance of $2,831,211 was provided for the three months ended March 31, 2013.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2013 and December 31, 2012:

	As of
	March 31,	December 31,
	2013	2012
Buildings	$2,445,051	$2,412,024
Plant and machinery	18,911,391	18,807,970
Motor vehicles	70,051	69,667
Office and electric equipment	588,399	584,515
Subtotal	22,014,892	21,874,176
Less: accumulated depreciation	(10,582,531)	(10,190,189)
Property and equipment, net	$11,432,361	$11,683,987

Depreciation expense for the periods ended March 31, 2013 and 2012 was $335,917 and $331,208, respectively.

NOTE 5 – SHORT TERM LOAN

Short term loan consists of the following:

	As of
	March 31,	December 31,
	2013	2012

a) Loan payable to CITIC Bank Corporation Limited	$6,375,416	$6,340,551
Total short term loans	$6,375,416	$6,340,551

a) Loan payable to CITIC Bank Corporation Limited under two working capital loan contracts with one year terms from November 29, 2011 to November 29, 2012. The loans have been renewed for another year until November 29, 2013, carrying an interest rate of 6.6% per year. The loans are secured by all of the Company’s buildings, the Company’s plant and the Company’s machinery.

b) Interest expense for bank loans for the periods ended March 31, 2013 and 2012 was $94,509 and $111,136, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2012 and 2011. The Company had loss carry forwards of approximately $6,923,473 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2033. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2013 was $2,353,981. The net increase in the valuation allowance for the period ended March 31, 2012 was $179,758.

Dragon Lead was incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended March 31, 2013 and 2012.

The Company has deferred income tax assets of $707,803 as of March 31, 2013 from its foreign operations due to an inventory allowance reflecting the decline in gold prices.

Significant components of the income tax provision were as follows for the periods ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Current tax provision
Federal	$-	$-
State	-	-
Foreign	1,818,903	2,691,006
	1,818,903	2,691,006

Deferred tax provision (benefit)
Federal	$-	$-
State	-	-
Foreign	(706,980)	-
	(706,980)	-
Income tax provision	$1,111,923	$2,691,006

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INCOME TAX (Continued)

Income from continuing operations before income taxes were allocated between the U.S. and foreign components for the periods ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012

United States	$(528,698)	$(597,719)
Foreign	4,674,251	10,602,737
	4,145,553	10,005,018

The following table reconciles the U.S. statutory rates with our effective rate for the periods ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
US Statutory rate	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income tax	25%	25%
Non-deductible expenses	2%	2%

Effective tax rate	27%	27%

NOTE 7 – EARNINGS PER SHARE

As of March 31, 2013, Kingold had warrants outstanding for the acquisition of 4,188,358 shares of its common stock. Of these warrants, 125,000 warrants were issued in 2008, with an exercise price of $1.196; 969,358 warrants were issued in 2009, with an exercise price of $0.996; 150,000 warrants were issued in 2011 with an exercise price of $3.25, and 144,000 warrants were issued in 2011 with an exercise price of $3.99; and 2,800,000 warrants were issued in January 2013 with exercise price of $1.80. As of March 31, 2013, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 and 2013 were anti-dilutive because the exercise prices were higher than the average market price in the three months ended March 31, 2013. Accordingly, such warrants are not included in weighted average shares calculation.

As of March 31, 2013, Kingold had options outstanding for the acquisition of 3,040,000 shares. Of such options, 120,000 options were granted in 2011, with an exercise price of $2.27; 1,500,000 options were granted in 2011, with an exercise price of $2.59; 1,300,000 options were granted in 2012, with an exercise price of $1.22; and 120,000 options were granted in 2012, with an exercise price of $1.49. As of March 31, 2013, 1,300,000 options granted in 2012 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The options granted in 2011 and 120,000 options granted in 2012 were anti-dilutive because the exercise prices were higher than the average market price in the three months ended March 31, 2013. Accordingly, they are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2013	2012

Net income	$3,033,630	$7,314,012

Weighted average number of common shares outstanding - Basic	60,818,892	53,107,343

Effect of dilutive securities:

Unexercised warrants and options	346,610	1,250,724

Weighted average number of common shares outstanding - Diluted	61,165,502	54,358,067

Earnings per share-Basic	$0.05	$0.14

Earnings per share-Diluted	$0.05	$0.13

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – EQUITY

On January 10, 2013, the Company entered into a subscription agreement with three individuals (the “Subscription Agreement”), and issued an aggregate of 7,000,000 shares of its common stock at a price of $1.80 per share for aggregate gross proceeds of $12,600,000 in accordance therewith. The Company received net proceeds of $12,522,000 after deducting offering costs of $78,000.

As of March 31, 2013, Kingold had 61,571,140 shares of common stock issued and outstanding, warrants outstanding to purchase up to 4,188,358 shares of its common stock, and options outstanding to purchase up to 3,040,000 shares of its common stock.

NOTE 9 – WARRANTS

In connection with the Subscription Agreement, the Company also issued warrants to acquire an aggregate 2,800,000 shares of its common stock with an exercise price of $1.80 to three individuals on January 10, 2013. All such warrants are exercisable at any time in whole or in part within 12 months of the date of the Subscription Agreement. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 27.98%, risk free interest rate of 0.14%, and expected term of 1 year. The fair value of the warrants was $72,724, and such amount is classified in the equity section as an offset to additional paid-in capital.

Following is a summary of the status of warrant activities as of March 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2013	1,388,358	$1.57	2.04
Granted	2,800,000	1.80	0.75
Forfeited
Exercised
Outstanding, March 31, 2013	4,188,358	$1.72	1.10

Please refer to Note 14 for subsequent exercises of the above mentioned warrants.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – OPTIONS

On March 24, 2011 (the “Plan Adoption Date”), the Board of Directors voted to adopt the 2011 stock incentive plan (the “Plan”), subject to shareholder approval at the Company’s 2011 annual shareholders’ meeting. The Plan and the conditional option grants previously approved by the Compensation Committee were ratified by the Company’s shareholders at its 2011 annual meeting on October 31, 2011.

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

On October 31, 2011 (the “Grant Date”), per shareholder’s approval, the following stock options were approved to be granted for 2011:

•	1,470,000 options with an exercise price of $2.59 to certain members of management and directors. These options can be exercised within ten years from the Plan Adoption Date once they become exercisable. The options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the Plan Adoption Date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the Plan Adoption Date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $1,767,017.

•	30,000 options with an exercise price of $2.59 to the Company’s Chief Financial Officer for three months of service in 2011 in accordance with the terms of his employment agreement. All of these options are exercisable for ten years from the Plan Adoption Date. 100% of the options became exercisable on June 24, 2011, which was three months after the Plan Adoption Date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $36,062.

•	120,000 options with an exercise price of $2.27 to the Company’s Chief Financial Officer for nine months of service in 2011 and three months of service in 2012 in accordance with the terms of his employment agreement. All of these options are exercisable for ten years from the Plan Adoption Date. The options became exercisable in accordance with the following schedule: 25% of the options became exercisable on the date three months after the Plan Adoption Date and on such date every third month thereafter, through the first anniversary of Plan Adoption Date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $144,892.

In accordance with the vesting periods, $110,439 and $146,662 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the periods ended March 31, 2013 and 2012, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435, and in accordance with the vesting period, $94,777 was recorded as part of stock compensation expenses for the period ended March 31, 2013 and 2012, respectively.

On April 1, 2012, the Company granted 120,000 options with an exercise price of $1.49 to its Chief Financial Officer per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every 3 months starting from grant date for the one year service period from April 1, 2012. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967, and in accordance with the vesting period, $42,742 and $0 was recorded as part of operating expense-stock compensation for the period ended March 31, 2013 and 2012, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – OPTIONS (Continued)

As of March 31, 2013, the Company had 1,330,000 outstanding vested stock options in a weighted average period over 8.273 years. As of March 31, 2013, the Company had 1,710,000 unvested stock options in a weighted average period over 8.428 years. The unrecorded stock-based compensation expenses amounted $1,926,058 as of March 31, 2013.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value
Outstanding, December 31, 2012	3,040,000	$1.95	8.61	3,635,372
Exercisable, December 31, 2012	883,125	$2.43	8.35	1,082,249
Granted
Forfeited
Exercised
Outstanding, March 31, 2013	3,040,000	$1.95	8.36	3,635,372
Exercisable, March 31, 2013	1,330,000	$2.13	8.27	1,614,538

NOTE 11 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and British Virgin Islands (the “BVI”), which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash balance held in the PRC bank accounts was $12,050,319 and $2,515,264 as of March 31, 2013 and December 31, 2012, respectively. The cash balance held in the BVI bank accounts was $8,202,303 and $18,457 as of March 31, 2013 and December 31, 2012, respectively. As of December 31, 2012 and December 31, 2011, the Company held $19,504 and $10,393 of cash balances within the United States, none of which was in excess of FDIC insurance limits.

During the periods ended March 31, 2013 and 2012, almost 100% of the Company's assets were located in the PRC, and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% and 99.95% of its total purchases for the periods ended March 31, 2013 and 2012, respectively. The Company purchased gold directly, and solely, from The Shanghai Gold Exchange, the largest gold trading platform in the PRC.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, the Company has a related party loan of $299,509 and $209,890, respectively, from the Company’s Chairman and Chief Executive Officer, Mr. Jia, who provides funds for the Company’s operations. This loan is unsecured, non-interest bearing and due on demand.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – GOLD LEASE TRANSACTIONS

On December 20, 2012, Wuhan Kingold entered into a gold lease agreement with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) that became effective in January 2013 and terminates on October 26, 2013 (the “Gold Lease Agreement”). Gold leased under the Gold Lease Agreement bears interest at a rate of approximately 6% per annum and is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased. The Company leased 676 kilograms of gold (valued at approximately RMB226 million or USD36 million) from CCB in January 2013. At the end of the lease, the Company will need to return 676 kilograms of gold to CCB.

On January 1, 2013, Wuhan Kingold entered into a gold lease framework agreement (the “Framework Agreement”) with the Wuhan branch of Shanghai Pudong Development Bank Ltd. (“SPD Bank”). In February 2013, Wuhan Kingold leased an aggregate of 530 kilograms of gold with a market price of approximately RMB176 million (USD28.1 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The leases each have an initial term of approximately 12 months, and provide for a lease rate of 6% per annum. Lease payments to SPD are due quarterly beginning in March 2013 and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased.

The Company leased the gold as a way to fuel its growth and will return the same amount of gold to CCB and SPD Bank at the end of the respective lease agreements. Under both gold lease arrangements, each of CCB and SPD Bank retain beneficial ownership of the gold leased to the Company and treat it as if the gold is placed on consignment to the Company. Both banks have their own representatives on the Company’s premises to monitor on a daily basis the use and security of the gold leased to the Company. Accordingly, the Company records these gold lease transactions as operating leases because the Company does not have ownership nor has it assumed the risk of loss for the leased gold. The Company records the lease payments as interest expense.

Interest expense for the leased gold for the periods ended March 31, 2013 and March 31, 2012 was $666,517 and $0 respectively.

NOTE 14 – SUBSEQUENT EVENTS

On April 9, 2013, two of the investors in the January 2013 public offering transferred warrants to acquire an aggregate 2,300,000 shares of common stock at $1.80 per share acquired in that offering to the third investor in the January 2013 offering. On April 15, 2013, warrants to acquire an aggregate 2,500,000 shares at $1.80 per share were exercised for a cash payment of $4,500,000 to the Company.

On April 3, 2013, after the approval of the Compensation Committee of its Board of Directors, the Company entered into a new employment agreement with Bin Liu, its Chief Financial Officer. The Company granted Mr. Liu 360,000 shares of common stock pursuant to the Plan in connection therewith.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. See also the “Cautionary Statement for Purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” appearing elsewhere in this Report. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our Business

Through a variable interest entity, or VIE, relationship with Wuhan Kingold Jewelry Company Limited (“Wuhan Kingold”), a corporation incorporated in the People’s Republic of China, or PRC, we believe that we are one of the leading professional designers and manufacturers of high quality 24 Karat gold jewelry and PRC ornaments developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the PRC. We offer a wide range of in-house designed products including, but not limited to, gold necklaces, rings, earrings, bracelets, and pendants.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. This mark-up typically ranges from 3% – 6% of the price of the base material.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

In light of the fast growth in the investment gold business sector, we have signed agreements with three leading banks in the PRC to sell gold bars and coins, and other products through bank branches.

We are located in Wuhan, which is one of the largest cities in China. We processed approximately 37.8 metric tons of 24 Karat gold products in 2012. In the first quarter of 2013, we processed approximately 8.6 metric tons of 24 Karat gold.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months ended March 31, 2013 and 2012 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2013	2012

NET SALES	$221,408,122	$224,967,394

COST OF SALES
Cost of sales	(214,790,789)	(213,102,255)
Depreciation	(299,082)	(297,788)
Total cost of sales	(215,089,871)	(213,400,043)

GROSS PROFIT	6,318,251	11,567,351

OPERATING EXPENSES
Selling, general and administrative expenses	1,123,870	1,058,342
Stock compensation expenses	247,958	356,439
Depreciation	36,835	33,420
Amortization	3,009	2,996
Total Operating Expenses	1,411,672	1,451,197

INCOME FROM OPERATIONS	4,906,579	10,116,154

OTHER INCOME (EXPENSES)
Interest expense	(761,026)	(111,136)
Total Other Expenses, net	(761,026)	(111,136)

INCOME FROM OPERATIONS BEFORE TAXES	4,145,553	10,005,018

INCOME TAX PROVISION (BENEFIT)
Current	1,818,903	2,691,006
Deferred	(706,980)	-
TOTAL INCOME TAX PROVISION	1,111,923	2,691,006

NET INCOME	$3,033,630	$7,314,012

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	$962,540	$352,704

COMPREHENSIVE INCOME	$3,996,170	$7,666,716

Earnings per share
Basic	$0.05	$0.14
Diluted	$0.05	$0.13
Weighted average number of shares
Basic	60,818,892	53,107,343
Diluted	61,165,502	54,358,067

Three month Period Ended March 31, 2013, Compared to the Three month Period Ended March 31, 2012

Net Sales

Net sales for the three months ended March 31, 2013 amounted to $221.4 million, a decrease of $3.6 million, or 1.6%, from net sales of $225.0 million for the three months ended March 31, 2012. The decrease in net sales was primarily due to an approximately $7.2 million decline due to the decrease in the price of gold during the period as compared with the prior period, partially offset by increased branded production. The decrease was also partially offset by the translation gain from Renminbi, or RMB, into U.S. dollars, or USD.

The price of gold dropped steadily over the first three months of 2013 compared with the same period in 2012. As a result, some of our clients held off or delayed their orders, which had a negative effect on our sales. In light of the unprecedented persistent decline of the price of gold, we reached out to seek hedging services to mitigate the risks. Due to high demand and volatility, the premium for hedging services has gone up dramatically, making it not worthwhile to engage in such services at this time. As such, we have taken a cautious approach and slowed down sales of products where we are not able to fix the price at the time of sale (such as our investment gold business and sales to certain jewelry customers) to avoid market risk and to preserve value. As a result, our cash position substantially increased. The sharp correction in the price of gold in early second quarter has stimulated demand in China substantially.

In the first quarter of 2013, we processed a total of 8.64 metric tons of gold, of which branded production accounted for 4.63 metric tons (53.6%) and customized production accounted for 4.01 metric tons (46.4%). In the first quarter of 2012, we processed a total of 8.84 metric tons of gold, of which branded production accounted for 4.56 metric tons (51.6%) and customized production accounted for 4.28 metric tons (48.4%).

Gold processed for the three months ended March 31
(in Metric Tons)	2012		2013
Total	8.84	100%	8.64	100%
Branded	4.56	51.6%	4.63	53.6%
Customized	4.28	48.4%	4.01	46.4%

Cost of Sales

Cost of sales for the three months ended March 31, 2013 amounted to $215.1 million, an increase of $1.7 million, or 0.8%, from $213.4 million for the same period in 2012. The $1.7 million increase was primarily due to the $2.8 million write-down in inventory. Absent this write-down, cost of sales would have decreased due to the slow down in our sales as a result of the decrease in the price of gold.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $6.3 million, a decrease of $5.2 million, or 45.4%, from $11.6 million for the same period in 2012. Accordingly, gross margin for the three months ended March 31, 2013 was 2.9%, compared to 5.1% for the same period in 2012. The primary reason for the decrease in gross margin was the $2.8 million write-down of inventory, as well and the shift in product mix to increased branded production as compared to higher-margin customized production during the period.

A dramatic decrease in the price of gold during the period has brought down the value of our inventories. We wrote down the asset value of gold by  $2.8 million to reflect the decline in value and reflect that value as the lower of cost and market. This decline in the value of gold inventory reduced our gross profit and gross margin decreased noticeably.

Expenses

Total operating expenses for the three months ended March 31, 2013 were relatively flat at $1.4 million compared with $1.5 million for the same period in 2012.

Interest expenses were $761,026 for the three months ended March 31, 2013 compared with $111,136 for the same period in 2012. Interest expenses went up because of the interest expense (leasing fee) increased from the gold leased from banks.

The provision for income tax expense was approximately $1.1 million for three months ended March 31, 2013, a decrease of $1.6 million, or 58.7%, from approximately $2.7 million for the same period in 2012. The decrease was primarily due to the decrease in our net income before taxes as well as a deferred tax benefit of $0.7 million resulting from an inventory allowance due to the decrease in the price of gold.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders decreased to $3.0 million for the three months ended March 31, 2013 from $7.3 million for the same period in 2012, a decrease of $4.3 million, or 58.5%, as a result of the matters described above.

Cash Flows

Net cash provided by (used in) operating activities.

Net cash provided by operating activities was $7.6 million for the three months ended March 31, 2013, compared with net cash used in operating activities of $6.0 million for the same period in 2012. The increase was mainly due to the decrease in our working capital requirements as a result of the slow-down in sales, as well as the non-cash inventory valuation allowance.

Analysis and Expectations.  Our net cash from operating activities can fluctuate significantly due to changes in our inventories. Other factors that may vary significantly include our purchases of gold and income taxes. Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and other factors described above change with increased production, and the purchase of larger quantities of raw materials. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we expand. Although we expect net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular quarter.

Net cash (used in) investing activities.

Net cash used in investing activities amounted to $20,409 for the three months ended March 31, 2013, compared with net cash used in investing activities of $1,476 for the three months ended March 31, 2012.

Analysis and Expectations.  Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to only small increases in the amount of equipment we purchased. We do not expect that cash used in investing activities will increase significantly in the short term.

Net cash provided by financing activities.

Net cash provided by financing activities was $10.0 million for the three months ended March 31, 2013, compared with net cash provided by financing activities of $0 for the three months ended March 31, 2012. The increase was mainly due to the sale in a public offering of 7 million shares of common stock and warrants to acquire an aggregate 2.8 million shares of our common stock for aggregate gross proceeds of $12.6 million in January 2013.

Analysis and Expectations.  We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production.

Off-Balance Sheet Arrangements

On December 20, 2012, Wuhan Kingold entered into a gold lease agreement with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) that became effective in January 2013 and terminates on October 26, 2013. We pay interest to CCB for gold leased at a  rate of approximately 6% per annum, which is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased. We leased 676 kilograms of gold (valued at approximately RMB226 million or USD36 million) from CCB in January 2013 and will need to return 676 kilograms of gold to CCB at the end of the lease term.

On January 1, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of Shanghai Pudong Development Bank Ltd. (“SPD Bank”) and in February 2013 , leased an aggregate of 530 kilograms of gold (valued at approximately RMB176 million or USD28.1 million) from SPD Bank pursuant to separate lease agreements entered into under the framework agreement. The leases each have an initial term of approximately 12 months, and provide for a lease rate of 6% per annum. Lease payments to SPD are due quarterly beginning in March 2013 and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased.

Under both of these gold lease arrangements, each of CCB and SPD Bank retain beneficial ownership of the gold leased to us and treat it as if the gold is placed on consignment with our company. Accordingly, we record these gold lease transactions as operating leases.

For more information related to these gold leases, see Note 13 to the our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other than the gold lease arrangements described above, we have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $20.3 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations through borrowing of short-term bank loans generally with a term of one year as well as through private and public offerings in the U.S. capital markets.

At the end of March 31, 2013, we had an outstanding short-term loan from CITIC Bank Corporation Limited (“CITIC Bank”) in an aggregate amount of $6.4 million with an interest rate of 7% due in November 2013. This loan is secured by all of our buildings, our plant and our machinery. The amount outstanding under this bank loan is presented in our financial statements as “short term loans.”

In the PRC, it is customary for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an ongoing basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot ensure that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot ensure that our business will generate sufficient cash flow from operations to repay these borrowing or that additional debt or equity financing will be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

The ability of Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”) to pay dividends may be restricted due to the PRC’s foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute any dividends outside of the PRC due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars. Accordingly, Wuhan Vogue-Show’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or its ability to meet our cash obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold, and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on an assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital. We recorded a $2.8 million inventory valuation allowance as of March 31, 2013 in light of the decrease in the price of gold at March 31, 2013 to reflect a decline in the market value of gold inventory, reflecting the carrying value at the lower of cost or market.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount of the fair value, less disposition costs. No events or changes in our business or circumstances required us to test for impairment of our long-lived assets during the first quarters of each of 2013 and 2012, and accordingly, we did not recognize any impairment loss during these periods.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB6.2741 on March 31, 2013). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our short-term borrowings as of March 31, 2013, were approximately $6.4 million, and interest expenses paid were $0.76 million for the three months ended March 31, 2013. The majority of the interest expense was due to the gold lease expense paid to China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) ($0.66 million) and the remaining $0.1 million was paid to the $6.4 million short term loan paid to CITIC Bank.

At the end of March 31, 2013, our weighted average interest rate was 6.1%. We do not expect the interest expense will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

Commodity Price Risk

Most of our sales are of products that include gold, precious metals and other commodities, and fluctuations in the availability and pricing of commodities would adversely impact our ability to obtain and make products at favorable prices. The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. In the past, we have not hedged our requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing, although we may do so in the future. A significant increase in the price of gold could increase our production costs beyond the amount that we are able to pass on to our customers, which would adversely affect our sales and profitability. A significant disruption in our supply of gold or other commodities could decrease our production and shipping levels, materially increase our operating costs, and materially and adversely affect our profit margins. Shortages of gold, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. If we were to experience a significant or prolonged shortage of gold, we would be unable to meet our production schedules and to ship products to our customers in a timely manner, which would adversely affect our sales, margins and customer relations.

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross profit margin and profitability. Furthermore, the carrying value of our inventory may be affected. Significant decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period’s gross profit margin and profitability. The price of gold had dropped noticeably by March 31, 2013. As such, we recorded an inventory allowance of $2.8 million for self-owned inventories. The Company also adjusted down $2.6 million for the fair value of the gold leased from two leading banks in China.

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

Item 1A.  Risk Factors

Other than as described below, there have been no material changes to our risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

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

These regulations apply to our stockholders who are PRC residents. As of March 31, 2013, our chairman and chief executive officer, Zhihong Jia, and our general manager, Bin Zhao, have obtained their registrations and modification registrations under Circular 75, Wen Yang has obtained his registration under Circular 75, and the other PRC residents are in the process of obtaining such registrations. However, there is no assurance that such persons can successfully complete such registrations, and there is no assurance that all of the PRC resident stockholders and beneficiary stockholders have complied with and will comply with the SAFE registration requirements currently or in the future. In the event that these or other of our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principles.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

In December 2006, the PBOC promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, or the Stock Option Rules, which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE in March 2007. Under these rules, PRC residents who participate in a stock incentive plan in an overseas publicly-listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes. We adopted our employee stock incentive plan on October 31, 2011. As of March 31, 2013, none of our PRC resident employees has been granted any award under the employee stock incentive plan. We and our PRC resident employees who participate in the employee stock incentive plan are subject to these regulations. If we or our PRC option grantees fail to comply with these regulations, we or our PRC option grantees may be subject to fines and other legal or administrative sanctions.

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

As of March 31, 2013, we had 61,571,140 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of March 31, 2013, we had reserved for issuance (i) 3,040,000 shares of our common stock issuable upon exercise of outstanding stock options under our 2011 Stock Incentive Plan at a weighted average exercise price of $1.95 per share as of March 31, 2013; (ii) 1,388,358 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.57 per share as of March 31, 2013; and (iii)2,800,000 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.80 per share as of March 31, 2013. 2,500,000 warrants were exercised on April 15, 2013 at $1.80. Subject to applicable vesting requirements, upon exercise of the outstanding options and warrants, the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices that are below the market price of our common stock from time to time, investors in our common stock would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

Our board of directors has the power to designate, without stockholder approval, series of preferred stock, the shares of which could be senior to our common stock and be entitled to conversion or voting rights that adversely affect the holders of our common stock.

Our certificate of incorporation authorizes the issuance of 500,000 shares of preferred stock (no shares of preferred stock were issued and outstanding as of March 31, 2013, and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of preferred stock, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue a class or series of preferred stock, the shares of which would rank senior to the shares of our common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

Kingold’s Periodic Report on Form 10-Q for the period ended March 31, 2013, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

