Form 10-Q
period 2013-06-30
KINGOLD JEWELRY, INC.
filed 2013-08-13
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2013

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

At August 12, 2013, there were 64,294,216 shares of common stock, par value $0.001, outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	June 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$5,692,140	$2,544,114
Restricted cash	2,559,514	-
Accounts receivable	-	692,762
Inventories	163,232,062	150,041,421
Other current assets and prepaid expenses	8,562,286	133,539
Value added tax recoverable	10,526,400	7,031,374
Deferred income tax assets	1,315,157	-
Total Current Assets	191,887,559	160,443,210

PROPERTY AND EQUIPMENT, NET	11,288,112	11,683,987

OTHER ASSETS
Other assets	156,196	153,029
Intangible assets, net	507,612	503,313
Total other assets	663,808	656,342
TOTAL ASSETS	$203,839,479	$172,783,539

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$6,471,758	$6,340,551
Other payables and accrued expenses	1,412,843	1,445,513
Related party loans	359,753	209,890
Income tax payable	2,995,638	2,587,680
Other taxes payable	417,872	659,989
Total Current Liabilities	11,657,864	11,243,623

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.001 par value, 500,000 shares
authorized, none issued or outstanding
as of June 30, 2013 and December 31, 2012	-	-
Common stock $0.001 par value, 100,000,000 shares
authorized, 64,294,216 and 54,521,140 shares issued and outstanding
as of June 30, 2013 and December 31, 2012	64,294	54,521
Additional paid-in capital	75,427,689	57,656,674
Retained earnings
Unappropriated	101,965,345	92,606,449
Appropriated	967,543	967,543
Accumulated other comprehensive income	13,756,744	10,254,729
Total Equity	192,181,615	161,539,916

TOTAL LIABILITIES AND EQUITY	$203,839,479	$172,783,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

NET SALES	$367,042,088	$268,485,840	$588,450,210	$493,453,234

COST OF SALES
Cost of sales	(355,619,825)	(253,222,376)	(570,410,614)	(466,324,631)
Depreciation	(302,694)	(296,107)	(601,776)	(593,895)
Total cost of sales	(355,922,519)	(253,518,483)	(571,012,390)	(466,918,526)

GROSS PROFIT	11,119,569	14,967,357	17,437,820	26,534,708

OPERATING EXPENSES
Selling, general and administrative expenses	871,886	1,350,642	1,995,756	2,408,984
Stock compensation expenses	510,830	311,466	758,788	667,905
Depreciation	37,158	34,453	73,993	67,874
Amortization	3,045	2,979	6,054	5,975
Total Operating Expenses	1,422,919	1,699,540	2,834,591	3,150,738

INCOME FROM OPERATIONS	9,696,650	13,267,817	14,603,229	23,383,970

OTHER INCOME (EXPENSES)
Other Expense	-	(1,560)	-	(1,560)
Interest expense	(989,896)	(111,778)	(1,750,922)	(222,913)
Total Other Expenses, net	(989,896)	(113,338)	(1,750,922)	(224,473)

INCOME FROM OPERATIONS BEFORE TAXES	8,706,754	13,154,479	12,852,307	23,159,497

INCOME TAX PROVISION (BENEFIT)
Current	2,976,395	3,573,568	4,795,298	6,264,574
Deferred	(594,907)	-	(1,301,887)	-
TOTAL INCOME TAX PROVISION	2,381,488	3,573,568	3,493,411	6,264,574

NET INCOME	$6,325,266	$9,580,911	$9,358,896	$16,894,923

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$2,539,475	$(1,300,687)	$3,502,015	$(947,983)

COMPREHENSIVE INCOME	$8,864,741	$8,280,224	$12,860,911	$15,946,940

Earnings per share
Basic	$0.10	$0.18	$0.15	$0.32
Diluted	$0.10	$0.18	$0.15	$0.31
Weighted average number of shares
Basic	64,002,331	53,168,337	62,428,297	53,138,008
Diluted	64,253,053	54,579,029	62,727,247	54,383,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,358,896	$16,894,923
Adjusted to reconcile net income to cash used in
operating activities:
Depreciation	675,769	661,769
Amortization of intangible assets	6,054	5,975
Share based compensation	758,788	667,905
Inventory valuation allowance	5,207,547	-
Deferred tax provision (benefit)	(1,301,887)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	699,963	438,129
Inventories	(15,191,547)	(22,277,149)
Other current assets and prepaid expenses	(8,414,355)	(73,432)
Value added tax recoverable	(3,315,726)	(3,399,771)
Increase (decrease) in:
Other payables and accrued expenses	36,309	200,238
Income tax payable	350,834	2,134,041
Other taxes payable	(253,195)	(243,627)
Net cash provided (used in) operating activities	(11,382,550)	(4,991,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(44,545)	(149,381)
Net cash (used in) investing activities	(44,545)	(149,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(2,533,688)	-
Proceeds from related party loans	59,948	-
Net proceeds from stock issuance	12,522,000	-
Net proceeds from exercise of warrants	4,500,000	-
Net cash provided by financing activities	14,548,260	-

EFFECT OF EXCHANGE RATES ON CASH & CASH EQUIVALENTS	26,861	78,530

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,148,026	(5,061,851)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,544,114	8,810,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,692,140	$3,748,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$2,640,896	$229,054
Cash paid for income tax	$4,444,464	$4,129,700

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 27, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

As of June 30, 2013, the Company had restricted cash of $2,559,514 compared to $0 as of December 31, 2012. The restricted cash is associated with the gold lease agreement with Shanghai Pudong Development Bank (“SPD Bank”). Under the gold lease agreement, the Company is required to deposit cash into an account at SPD Bank equal to approximately RMB15.8 million (approximately USD2.5 million) and pledge the account to SPD Bank (See Note 14 – Gold Lease Transactions).

Accounts Receivable

The Company generally receives cash payment upon delivery of product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history of the customers and current relationships with them. At June 30, 2013 and December 31, 2012, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. For the six months ended June 30, 2013 and 2012, the Company recorded a lower of cost or market adjustment of $5,260,627 and $0 to adjust the carrying value to market. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived assets

The Company accounts for long-lived assets under FASB Codification Topic 360 (ASC Topic 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets.” Finite-lived assets and intangibles are also reviewed for impairment test when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, and land use rights. For the periods ended June 30, 2013 and 2012 the Company did not recognize any allowances for impairment.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

Net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products on its own. The Company recognizes revenues under FASB Codification Topic 605 (ASC Topic 605). Pursuant to this guidance, revenue is recognized when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer and (ii) the Company’s collection of such fees is reasonably assured. These criteria, as related to the Company’s revenues, are considered to have been met as follows:

Sales of branded products

The Company recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized production fees

The Company recognizes services-based revenue from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 2.07% of total revenue for the six months ended June 30, 2013 compared to 2.25% for the six months ended June 30, 2012.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company accounts for income taxes under FASB Codification Topic 740 (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not record any uncertain tax position at June 30, 2013 or at December 31, 2012.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2008 and after. As of June 30, 2013, the tax years ended December 31, 2006 through December 31, 2012 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

Kingold, as well as its wholly owned subsidiary, Dragon Lead, maintain accounting records in United States Dollars (“USD”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted.

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

	June 30,	December 31,
	2013	2012

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of period ended	$1=RMB 6.1807	$1=RMB 6.30860

Amounts included in the statements of operations and cash flows for the period	$1=RMB 6.2437	$1=RMB 6.31160

Comprehensive income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income in the consolidated statements of income and comprehensive income and the consolidated statements of changes in equity.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260 “Earnings per Share” (ASC 260), and SEC Staff Accounting Bulletin No. 98 (SAB 98). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Stock-Based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes the accounting for non-employee and employee stock-based awards. Under the provisions of ASC 718, the fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. For non-employee stock-based awards, fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period. For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on its consolidated financial position, results of operations, or cash flows.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Wuhan Kingold through a series of agreements. Although the Company believes the contractual relationships through which it controls Wuhan Kingold comply with current licensing, registration and regulatory requirements of the PRC, it cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that the Company’s structure or operating arrangements do not comply with applicable law, it could revoke the Company’s business and operating licenses, require it to discontinue or restrict its operations, restrict its right to collect revenues, require it to restructure its operations, impose additional conditions or requirements with which the Company may not be able to comply, impose restrictions on its business operations or on its customers, or take other regulatory or enforcement actions against the Company that could be harmful to its business. If such agreements were cancelled, modified or otherwise not complied with, the Company would not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Although the Company has not experienced losses from these situations and, believes that it is in compliance with existing laws and regulations, including the organization and structure disclosed in Note 1, this may not be indicative of future results.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - INVENTORIES, NET

Inventories as of June 30, 2013 and December 31, 2012 consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
Raw materials	$70,581,143	$8,548,288
Work-in-progress	85,228,109	109,311,733
Finished goods	12,683,437	26,899,404
Inventory in transit	-	5,281,996
Inventory valuation allowance	(5,260,627)	-
Total inventory	$163,232,062	$150,041,421

For the six months ended June 30, 2013 and 2012, the Company recorded a lower of cost or market adjustment of $5,260,627 and 0.

NOTE 4 - OTHER CURRENT ASSETS AND PREPAID EXPENSES

As of June 30, 2013, the majority of the other current assets account consisted of an advanced deposit of $7,500,000 to a third party. The Company was planning to open a showroom and sales outlet in Hong Kong, which would have been a part of the Company’s plan to enter the Hong Kong and international market. As part of this planned effort, the Company made the advanced payment to its potential third-party partner in Hong Kong through its wholly-own subsidiary, Dragon Lead. The Company and the third party subsequently decided to postpone the Hong Kong expansion. Accordingly, the advanced deposit of $7,500,000 was refunded to the Company in July 2013.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of June 30, 2013 and December 31, 2012:

	As of
	June 30,	December 31,
	2013	2012
Buildings	$2,481,999	$2,412,024
Plant and machinery	19,197,172	18,807,970
Motor vehicles	71,109	69,667
Office and electric equipment	621,548	584,515
Subtotal	22,371,828	21,874,176
Less: accumulated depreciation	(11,083,716)	(10,190,189)
Property and equipment, net	$11,288,112	$11,683,987

Depreciation expense for the six months ended June 30, 2013 and 2012 were $675,769 and $661,769, respectively. Depreciation expense for the three months ended June 30, 2013 and 2012 were $339,852 and $330,561, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - SHORT TERM LOAN

Short term loans consists of the following:

	As of
	June 30,	December 31,
	2013	2012

Loans payable to CITIC Bank Corporation Limited	$6,471,758	$6,340,551
Total short term loans	$6,471,758	$6,340,551

Loans payable to CITIC Bank Corporation Limited consists of two working capital loan contracts with original one-year terms from November 29, 2011 to November 29, 2012. The loans have been renewed for another year expiring November 29, 2013, carrying an interest rate of 6.6% per year. The loans are secured by the Company’s buildings, and its plants and machinery.

Interest expense for these bank loans for the six months ended June 30, 2013 and 2012 was $190,464 and $ 222,913, respectively. For the three months ended June 30, 2013 and 2012, it was $95,955 and $111,778, respectively.

NOTE 7 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2013, 2012 and 2011. The Company had loss carry forwards of approximately $7,546,444 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2033. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of June 30, 2013 was $2,565,791. The net increase in the valuation allowance for the period ended June 30, 2013 was $391,568.

Dragon Lead was incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the six months and three months ended June 30, 2013 and 2012.

The Company has deferred income tax assets of $1.3 million as of June 30, 2013 from its foreign operations due to an inventory allowance reflecting the decline in gold prices.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - INCOME TAX (Continued)

Significant components of the income tax provision were as follows for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	2,976,395	3,573,568	4,795,298	6,264,574
	2,976,395	3,573,568	4,795,298	6,264,574

Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(594,907)	-	(1,301,887)	-
	(594,907)	-	(1,301,887)	-
Income tax provision	$2,381,488	$3,573,568	$3,493,411	$6,264,574

Income from continuing operations before income taxes were allocated between the U.S. and foreign components for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

United States	$(622,972)	$(980,125)	$(1,151,670)	$(1,577,844)
Foreign	9,329,726	14,134,604	14,003,977	24,737,341
	8,706,754	13,154,479	12,852,307	23,159,497

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
US Statutory rate	34%	34%	34%	34%
Foreign income not recognized in USA	(34%)	(34%)	(34%)	(34%)
China income tax	25%	25%	25%	25%
Non-deductible expenses	2%	2%	2%	2%

Effective tax rate	27%	27%	27%	27%

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - EARNINGS PER SHARE

As of June 30, 2013, Kingold had a number of warrants issued and outstanding in connection with the issuance of its common stock in public offerings. Of these warrants: 125,000 warrants were issued in 2008, with an exercise price of $1.196; 969,358 warrants were issued in 2009, with an exercise price of $0.996; 150,000 warrants were issued in 2011, with an exercise price of $3.25; 144,000 warrants were issued in 2011, with an exercise price of $3.99; and 300,000 warrants were issued in January 2013, with exercise price of $1.80. As of June 30, 2013, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 and 2013 were anti-dilutive because the exercise prices were higher than the average market price in the six months ended June 30, 2013. Accordingly, such warrants are not included in weighted average shares calculation.

As of June 30, 2013, Kingold also had 3,040,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27; 1,500,000 options were granted in 2011, with an exercise price of $2.59; 1,300,000 options were granted in 2012, with an exercise price of $1.22; and 120,000 options were granted in 2012, with an exercise price of $1.49. As of June 30, 2013, 1,300,000 options granted in 2012 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The options granted in 2011 and 120,000 options granted in 2012 were anti-dilutive because the exercise prices were higher than the average market price in the six months ended June 30, 2013. Accordingly, they are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$6,325,266	$9,580,911	$9,358,896	$16,894,923

Weighted average number of common shares outstanding - Basic	64,002,331	53,168,337	62,428,297	53,138,008

Effect of dilutive securities:
Unexercised warrants and options	250,722	1,410,692	298,950	1,245,682

Weighted average number of common shares outstanding - Diluted	64,253,053	54,579,029	62,727,247	54,383,690

Earnings per share-Basic	$0.05	$0.18	$0.10	$0.32

Earnings per share-Diluted	$0.05	$0.18	$0.10	$0.31

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - EQUITY

On January 10, 2013, the Company entered into a subscription agreement with three individuals (the “Subscription Agreement”), and issued an aggregate of 7,000,000 shares of its common stock at a price of $1.80 per share for aggregate gross proceeds of $12,600,000 in accordance therewith. The Company received net proceeds of $12,522,000 after deducting offering costs of $78,000.

On April 3, 2013, the Compensation Committee of the Company’s Board of Directors approved to grant the Company’s Chief Financial Officer (“CFO”) of 360,000 shares of common stock. Accordingly, on April 7, 2013, the Company issued 223,076 shares to the CFO with a value of $305,614 recognized as share-based compensation for the three months ended June 30, 2013. The remaining 136,924 shares will be issued in the third quarter of 2013.

On April 15, 2013, warrants to acquire an aggregate 2,500,000 shares at $1.80 per share were exercised for a cash payment of $4,500,000 to the Company.

NOTE 10 - WARRANTS

In connection with the Subscription Agreement, the Company also issued warrants to acquire an aggregate 2,800,000 shares of its common stock with an exercise price of $1.80 to three individuals on January 10, 2013. All such warrants are exercisable at any time in whole or in part within 12 months of the date of the Subscription Agreement. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 27.98%, risk free interest rate of 0.14%, and expected term of 1 year. The fair value of the warrants was $72,724, and such amount is classified in the equity section.

On April 15, 2013, warrants to acquire an aggregate 2,500,000 shares at $1.80 per share were exercised for a cash payment of $4,500,000 to the Company.

Following is a summary of the status of warrant activities as of June 30, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2013	1,388,358	$1.57	2.04
Granted	2,800,000	1.80	0.75
Forfeited
Exercised	(2,500,000)	1.80
Outstanding, June 30, 2013	1,688,358	$1.61	1.36

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - OPTIONS

On March 24, 2011 (the “Plan Adoption Date”), the Board of Directors voted to adopt the 2011 Stock Incentive Plan (the “Plan”), subject to stockholder approval at the Company’s 2011 annual stockholders’ meeting. The Plan and the conditional option grants previously approved by the Compensation Committee were ratified by the Company’s stockholders on October 31, 2011 at the 2011 annual meeting.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, upon stockholder approval, up to 5,000,000 shares of the Company’s common stock will be granted.

Certain stock option grants were conditionally made subject to stockholder approval of the Plan. Accordingly, on October 31, 2011 after stockholder approval was received, the following stock options were granted for 2011:

•	1,470,000 options with an exercise price of $2.59 to certain members of management and directors. These options can be exercised within ten years from the Plan Adoption Date once they become exercisable. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the Plan Adoption Date (the "Initial Vesting Date"), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the Plan Adoption Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $1,767,017.

•	30,000 options with an exercise price of $2.59 to the Company’s CFO for three months of service in 2011 in accordance with the terms of his employment agreement. All of these options are exercisable for ten years from the Plan Adoption Date. 100% of the options became exercisable on June 24, 2011, which was three months after the Plan Adoption Date. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $36,062.

•	120,000 options with an exercise price of $2.27 to the Company’s CFO for nine months of service in 2011 and three months of service in 2012 in accordance with the terms of his employment agreement. All of these options are exercisable for ten years from the Plan Adoption Date. These options became exercisable in accordance with the following schedule: 25% of the options became exercisable on the date three months after the Plan Adoption Date and on such date every third month thereafter, through the first anniversary of Plan Adoption Date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 125.22%, risk free interest rate of 2.17%, and expected term of 9.5 years. The fair value of the options was $144,892.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - OPTIONS (Continued)

In accordance with the above vesting periods, $110,439 and $110,439 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the three months ended June 30, 2013 and 2012, respectively; and $220,878 and $257,100 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the six months ended June 30, 2013 and 2012, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $94,777 and $94,777 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the three months ended June 30, 2013 and 2012, respectively; and $189,554 and $189,554 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the six months ended June 30, 2013 and 2012, respectively.

On April 1, 2012, the Company granted 120,000 options with an exercise price of $1.49 to its CFO per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every 3 months starting from grant date for the one year service period from April 1, 2012. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967. In accordance with the vesting periods, $0 and $42,742 were recorded as part of operating expense-stock compensation for the 120,000 options above for the three months ended June 30, 2013 and 2012, respectively; and $42,742 and $42,742 were recorded as part of operating expense-stock compensation for the 120,000 options above for the six months ended June 30, 2013 and 2012, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - OPTIONS (Continued)

As of June 30, 2013, the Company had 1,503,125 outstanding vested stock options with a weighted average remaining term over 8.03 years. As of June 30, 2013, the Company had 1,536,875 unvested stock options with a weighted average remaining term over 8.186 years. Unrecorded stock-based compensation expense was $1,720,842 as of June 30, 2013.

The following table summarizes the Company’s stock option activity:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value
Outstanding, December 31, 2012	3,040,000	$1.95	8.61	3,635,372
Exercisable, December 31, 2012	883,125	$2.43	8.35	1,082,249
Granted
Forfeited
Exercised
Outstanding, June 30, 2013	3,040,000	$1.95	8.36	3,635,372
Exercisable, June 30, 2013	1,503,125	$2.11	8.03	1,819,753

NOTE 12 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance.  The cash balance held in the PRC bank accounts was $5,516,815 and $2,515,264 as of June 30, 2013 and December 31, 2012, respectively. The cash balance held in the BVI bank accounts was $152,062 and $18,457 as of June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2012 and December 31, 2011, the Company held $23,263 and $10,393 of cash balances within the United States, none of which was in excess of FDIC insurance limits.

During the periods ended June 30, 2013 and 2012, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the three months and six months ended June 30, 2013 and 2012. The Company purchased gold directly, and solely, from The Shanghai Gold Exchange, the largest gold trading platform in the PRC.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 - RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, the Company has a related party loan of $359,753 and $209,890, respectively, from the Company’s Chairman and Chief Executive Officer, Mr. Jia, who provides funds for the Company’s operations. This loan is unsecured, non-interest bearing and due on demand.

NOTE 14 - GOLD LEASE TRANSACTIONS

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

On January 1, 2013, Wuhan Kingold entered into a gold lease framework agreement (the “Framework Agreement”) with the Wuhan branch of Shanghai Pudong Development Bank Ltd. (“SPD Bank”). In February 2013, Wuhan Kingold leased an aggregate of 530 kilograms of gold with a market price of approximately RMB176 million (USD28.1 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The leases each have an initial term of approximately 12 months, and provide for an interest rate of 6% per annum. Lease payments to SPD are due quarterly beginning in March 2013 and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the leases, the Company will need to return 530 kilograms of gold to SPD Bank.

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

Interest expense for the leased gold for the six months ended June 30, 3013 and 2012 was $1,556,874 and $0, respectively. For the three months ended June 30, 2013 and 2012 it was $890,357 and $0, respectively.

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

In light of the fast growth in the investment gold business sector, we have signed agreements with three leading PRC Banks (Bank of Communiciations, CITIC Bank and Pudong Development Bank) to sell gold bars and coins, and other products through bank branches in the PRC.

We are located in Wuhan, which is one of the largest cities in China. In 2012, we processed approximately 37.8 metric tons of 24 Karat gold products (including both branded and customized), and in the first half of 2013, we processed approximately 23.8 metric tons of 24 Karat gold products (including both branded and customized).

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three and six months ended June 30, 2013 and 2012 in USD:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

NET SALES	$367,042,088	$268,485,840	$588,450,210	$493,453,234

COST OF SALES
Cost of sales	(355,619,825)	(253,222,376)	(570,410,614)	(466,324,631)
Depreciation	(302,694)	(296,107)	(601,776)	(593,895)
Total cost of sales	(355,922,519)	(253,518,483)	(571,012,390)	(466,918,526)

GROSS PROFIT	11,119,569	14,967,357	17,437,820	26,534,708

OPERATING EXPENSES
Selling, general and administrative expenses	871,886	1,350,642	1,995,756	2,408,984
Stock compensation expenses	510,830	311,466	758,788	667,905
Depreciation	37,158	34,453	73,993	67,874
Amortization	3,045	2,979	6,054	5,975
Total Operating Expenses	1,422,919	1,699,540	2,834,591	3,150,738

INCOME FROM OPERATIONS	9,696,650	13,267,817	14,603,229	23,383,970

OTHER INCOME (EXPENSES)
Other Expense	-	(1,560)	-	(1,560)
Interest expense	(989,896)	(111,778)	(1,750,922)	(222,913)
Total Other Expenses, net	(989,896)	(113,338)	(1,750,922)	(224,473)

INCOME FROM OPERATIONS BEFORE TAXES	8,706,754	13,154,479	12,852,307	23,159,497

INCOME TAX PROVISION (BENEFIT)
Current	2,976,395	3,573,568	4,795,298	6,264,574
Deferred	(594,907)	-	(1,301,887)	-
TOTAL INCOME TAX PROVISION	2,381,488	3,573,568	3,493,411	6,264,574

NET INCOME	$6,325,266	$9,580,911	$9,358,896	$16,894,923

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$2,539,475	$(1,300,687)	$3,502,015	$(947,983)

COMPREHENSIVE INCOME	$8,864,741	$8,280,224	$12,860,911	$15,946,940

Three and Six Months Period Ended June 30, 2013 Compared to the Three and Six Months Period Ended June 30, 2012

Net Sales

Net sales for the three months ended June 30, 2013 amounted to $367.0 million, an increase of $98.5 million, or 36.7%, from net sales of $268.5 million for the three months ended June 30, 2012. Of the $98.5 million increase in net sales, approximately $124.4 million was attributable to increased production; which was partially offset by approximately $31.3 million due to the decrease in the price of gold, with the remaining increase due to the translation gain from RMB into USD. Although sales were initially slow at the beginning of the quarter, sales volume increased dramatically following a sharp decline in the price of gold in mid-April, combined with strong seasonal sales due to the May 1st Labor Day holiday in the PRC.

Net sales for the six months ended June 30, 2013 amounted to $588.5 million, an increase of $95.5 million, or 19.3%, from net sales of $493.5 million for the six months ended June 30, 2012. Of the $95.5 million increase in net sales, approximately $132.5 million was attributable to increased production; which was partially offset by approximately $43.5 million due to the decrease in the price of gold, with the remaining increase due to the translation gain from RMB into USD.

In the second quarter of 2013, we processed a total of 15.2 metric tons of gold, of which branded production accounted for 8.5 metric tons (56.2%) and customized production accounted for 6.7 metric tons (43.8%). In the second quarter of 2012, we processed a total of 11.8 metric tons of gold, of which branded production accounted for 5.6 metric tons (47.2%) and customized production accounted for 6.2 metric tons (52.8%).

In the first half of 2013, we processed a total of 23.8 metric tons of gold, of which branded production accounted for 13.2 metric tons (55.3%) and customized production accounted for 10.6 metric tons (44.7%).In the first half of 2012, we processed a total of 20.6 metric tons of gold, of which branded production accounted for 10.1 metric tons (49.1%) and customized production accounted for 10.5 metric tons (50.9%).

Gold processed for the three months ended June 30
	2012		2013
	Metric Tons	%	Metric Tons	%
Branded*	5.6	47.2%	8.5	56.2%
Customized**	6.2	52.8%	6.7	43.8%
Total	11.8	100%	15.2	100%

Gold processed for the six months ended June 30
	2012		2013
	Metric Tons	%	Metric Tons	%
Branded*	10.1	49.0%	13.2	55.3%
Customized**	10.5	51.0%	10.6	44.7%
Total	20.6	100%	23.8	100%

*	Branded Production: We purchase gold from the Shanghai Gold Exchange to produce branded products.
**	Customized Production: Clients who purchase customized products supply gold to us for processing.

Cost of Sales

Cost of sales for the three months ended June 30, 2013 amounted to $355.9 million, an increase of $102.4 million, or 40.4%, from $253.5 million for the same period in 2012. Of the $102.4 million increase in cost of sales, approximately $121.6 million was due to increased production, approximately $2.4 million was due to a write-down of inventory to market, and the remainder was due to foreign exchange gains, all of which were offset by approximately $26.6 million due to decreased gold prices.

Cost of sales for the six months ended June 30, 2013 amounted to $571.0 million, an increase of $104.1 million, or 22.3%, from $466.9 million for the same period in 2012. Of the $104.1 million increase in cost of sales, approximately $129.7 was due to increased production, approximately $5.2 million was due to a write-down of inventory to market, and the remainder was due to foreign exchange gains, all of which were offset by approximately $36.6 million due to decreased gold prices.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $11.1 million, a decrease of $3.8 million, or 25.7%, from $15.0 million for the same period in 2012. Accordingly, gross margin for the three months ended June 30, 2013 was 3.0%, compared to 5.6% for the same period in 2012. The primary reason for the decrease in gross margin was the $2.4 million write-down of inventory, and the shift in product mix to increased branded production as compared to higher-margin customized production during the period.

Gross profit for the six months ended June 30, 2013 was $17.4 million, a decrease of $9.1 million, or 34.3%, from $26.5 million for the same period in 2012. Accordingly, gross margin for the six months ended June 30, 2013 was 3.0%, compared to 5.4% for the same period in 2012. The primary reason for the decrease in gross margin was the $5.2 million write-down of inventory, as well as the shift in product mix to increased branded production as compared to higher-margin customized production during the period.

The price of gold dropped sharply mid-April and again in the second half of June, which substantially decreased the value of our inventories. Accordingly, we further wrote down the asset value by $2.4 million in the second quarter (following the $2.8 million write down in the first quarter) to reflect the decline in value as the lower of cost and market. This decline in the value of gold inventory significantly reduced our gross profit and gross margin.

Expenses

Total operating expenses for the three months ended June 30, 2013 were $1.4 million, a decrease of $0.3 million, or 16.3%, from $1.7 million for the same period in 2012. The decrease in operating expenses was primarily due to a decrease in selling, general and administrative expenses.

Total operating expenses for the six months ended June 30, 2013 were $2.8 million, a decrease of $0.3 million, or 10.0%, from $3.1 million for the same period in 2012. The decrease in operating expenses was primarily due to a decrease in selling, general and administrative expenses.

Interest expenses were $1.0 million for the three months ended June 30, 2013 compared with $0.1 million for the same period in 2012. Interest expenses increased because of the interest expense (leasing fee) incurred under our gold lease arrangements.

Interest expenses were $1.8 million for the six months ended June 30, 2013 compared with $0.2 million for the same period in 2012. Interest expenses increased because of the interest expense (leasing fee) incurred under our gold lease arrangements.

The provision for income tax expense was approximately $2.4 million for three months ended June 30, 2013, a decrease of $1.2 million, or 33.4%, from approximately $3.6 million for the same period in 2012. The decrease was primarily due to the decrease in our net income before taxes.

The provision for income tax expense was approximately $3.5 million for six months ended June 30, 2013, a decrease of $2.8 million, or 44.2%, from approximately $6.3 million for the same period in 2012. The decrease was primarily due to the decrease in our net income before taxes.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders decreased to $6.3 million for the three months ended June 30, 2013 from $9.6 million for the same period in 2012, a decrease of $3.3 million, or 34.0%, as a result of the matters described above.

Net income attributable to common stockholders decreased to $9.4 million for the six months ended June 30, 2013 from $16.9 million for the same period in 2012, a decrease of $7.5 million, or 44.6%, as a result of the matters described above.

Cash Flows

Net cash (used in) operating activities.

Net cash used in operating activities was $11.4 million for the six months ended June 30, 2013, compared with net cash used in operating activities of $5.0 million for the same period in 2012. The increase in net cash used in operating activities was mainly due to lower net income (which resulted primarily from the inventory valuation allowance and shift in product mix), the payment of an advance deposit in connection with our planned Hong Kong expansion (which was refunded in July 2013), some deferred tax benefits due the inventory write-downs, which were partially offset by a slower increase in inventory due to the slow down in our sales.

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

Net cash used in investing activities amounted to $44,545 for the six months ended June 30, 2013, compared with net cash used in investing activities of $149,381 for the three months ended June 30, 2012.

Analysis and Expectations. Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to only small increases in the amount of equipment we purchased. We do not expect that cash used in investing activities will increase significantly in the short term.

Net cash provided by financing activities.

Net cash provided by financing activities was $14.5 million for the six months ended June 30, 2013, compared with net cash provided by financing activities of $0 for the six months ended June 30, 2012. The increase was mainly due to the sale in a public offering of 7 million shares of common stock and warrants to acquire an aggregate 2.8 million shares of our common stock for aggregate gross proceeds of $12.6 million in January 2013 as well as the cash exercise of 2.5 million warrants for aggregate gross proceeds of $4.5 million in April 2013.

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

On January 1, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of Shanghai Pudong Development Bank Ltd. (“SPD Bank”) and in February 2013 , leased an aggregate of 530 kilograms of gold (valued at approximately RMB176 million or USD28.1 million) from SPD Bank pursuant to separate lease agreements entered into under the framework agreement. The leases each have an initial term of approximately 12 months, and provide for an interestrate of 6% per annum. Lease payments to SPD are due quarterly beginning in March 2013 and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased.

Under both of these gold lease arrangements, each of CCB and SPD Bank retain beneficial ownership of the gold leased to us and treat it as if the gold is placed on consignment with our company. Accordingly, we record these gold lease transactions as operating leases.

For more information related to these gold leases, see Note 14 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other than the gold lease arrangements described above, we have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $5.7 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations through borrowing of short-term bank loans generally with a term of one year as well as through private and public offerings in the U.S. capital markets.

At the end of June 30, 2013, we had an outstanding short-term loan from CITIC Bank Corporation Limited (“CITIC Bank”) in an aggregate amount of $6.5 million with an interest rate of 7% due in November 2013. This loan is secured by all of our buildings, our plant and our machinery. The amount outstanding under this bank loan is presented in our financial statements as “short term loans.”

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

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold, and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on an assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital. We recorded a $5.2 million lower of cost or market adjustment as of June 30, 2013 in light of the decrease in the price of gold at June 30, 2013 to reflect a decline in the market value of gold inventory, reflecting the carrying value at the lower of cost or market.

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

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in USD, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the USD and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the USD to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the USD (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.1807 on June 30, 2013). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the USD, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the USD could negatively impact our results of operations.

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

Interest Rate Risk

Our short-term borrowings as of June 30, 2013, were approximately $6.5 million, and interest expenses paid were $1.0 million for the six months ended June 30, 2013. The majority of the interest expense was due to the gold lease expense paid to China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) ($0.8 million) and the remaining $0.2 million was paid to the $6.4 million short term loan paid to CITIC Bank.

At the end of June 30, 2013, our weighted average interest rate was 6.1%. We do not expect the interest expense will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross profit margin and profitability. Furthermore, the carrying value of our inventory may be affected. Significant decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period’s gross profit margin and profitability. The price of gold had dropped significantly by June 30, 2013. As such, we recorded a lower of cost or market adjustment of $5.2 million for self-owned inventories.

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

Because our revenues are generated in RMB and our results are reported in USD, devaluation of the RMB could negatively impact our results of operations.

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

The State Administration of Foreign Exchange, or SAFE, issued a public notice in October 2005, or Circular 75, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of capital financing with assets or equities of PRC companies owned by such PRC residents, referred to in the notice as an ‘‘offshore special purpose vehicle.’’ SAFE has further issued a series of implementation guidance, including the most recent Notice of SAFE on Printing and Distributing the Rules for the Implementation of the Operating Procedure of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Circular 19, which has come into effect as of July 1, 2011. These regulations require PRC residents and PRC corporate entities to register with competent local branches of SAFE in connection with their direct or indirect offshore investment in offshore special purpose vehicles. These regulations may apply to our stockholders who are PRC residents or have PRC residents as their ultimate owners and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who make, or have previously made prior to October 2005, direct or indirect investments in offshore special purpose vehicles are required to register those investments. In addition, any PRC resident that is a stockholder of an offshore special purpose vehicle is required to amend its SAFE registration with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China or other material changes in share capital. Moreover, any subsidiary of such offshore special purpose company in China is required to urge the PRC resident stockholders to update their registration with the local branch of SAFE. If any stockholder who is considered as a PRC resident by SAFE fails to make the required registration or to update the previously filed registration, the subsidiary of such offshore special purpose company in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the offshore special purpose company, and the offshore special purpose company may also be prohibited from making additional capital contribution into its subsidiary in China.

These regulations apply to our stockholders who are PRC residents. As of June 30, 2013, our chairman and chief executive officer, Zhihong Jia, and our general manager, Bin Zhao, have obtained their registrations and modification registrations under Circular 75, Wen Yang has obtained his registration under Circular 75, and the other PRC residents are in the process of obtaining such registrations. However, there is no assurance that such persons can successfully complete such registrations, and there is no assurance that all of the PRC resident stockholders and beneficiary stockholders have complied with and will comply with the SAFE registration requirements currently or in the future. In the event that these or other of our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principles.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

In December 2006, the PBOC promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, or the Stock Option Rules, which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE in March 2007. Under these rules, PRC residents who participate in a stock incentive plan in an overseas publicly-listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes. We adopted our employee stock incentive plan on October 31, 2011. As of June 30, 2013, none of our PRC resident employees has been granted any award under the employee stock incentive plan. We and our PRC resident employees who participate in the employee stock incentive plan are subject to these regulations. If we or our PRC option grantees fail to comply with these regulations, we or our PRC option grantees may be subject to fines and other legal or administrative sanctions.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, issued by the State Administration of Taxation, or the SAT, on December 10, 2009 with retroactive effect from January 1, 2008, where a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas holding company, or an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (a) has an effective tax rate less than 12.5% or (b) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the competent tax authority of the PRC resident enterprise this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC tax at a rate of up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction. In addition, the PRC resident enterprise may be required to provide necessary assistance to support the enforcement of Circular 698. There is uncertainty as to the application of SAT Circular 698. For example, while the term “Indirect Transfer” is not clearly defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with the PRC. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax rates in foreign tax jurisdictions, and the process and format of the reporting of an Indirect Transfer to the competent tax authority of the relevant PRC resident enterprise remain unclear. In addition, there are not any formal declarations with regard to how to determine whether a foreign investor has adopted an abusive arrangement in order to reduce, avoid or defer PRC tax. SAT Circular 698 may be determined by the tax authorities to be applicable to our private equity financing transactions where non-resident stockholders were involved, if any of such transactions were determined by the tax authorities to lack reasonable commercial purpose. As a result, we and our non-resident investors may become at risk of being taxed under SAT Circular 698 and may be required to expend valuable resources to comply with SAT Circular 698 or to establish that we should not be taxed under SAT Circular 698, which may have a material adverse effect on our financial condition and results of operations or such non-resident stockholders’ investments in us.

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

As of June 30, 2013, we had 64,294,216 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of June 30, 2013, we had reserved for issuance (i) 3,040,000 shares of our common stock issuable upon exercise of outstanding stock options under our 2011 Stock Incentive Plan at a weighted average exercise price of $1.95 per share as of June 30, 2013; (ii) 1,388,358 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.57 per share as of June 30, 2013; and (iii) 300,000 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.80 per share as of June 30, 2013. Subject to applicable vesting requirements, upon exercise of the outstanding options and warrants, the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices that are below the market price of our common stock from time to time, investors in our common stock would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

Our board of directors has the power to designate, without stockholder approval, series of preferred stock, the shares of which could be senior to our common stock and be entitled to conversion or voting rights that adversely affect the holders of our common stock.

Our certificate of incorporation authorizes the issuance of 500,000 shares of preferred stock (no shares of preferred stock were issued and outstanding as of June 30, 2013), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of preferred stock, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue a class or series of preferred stock, the shares of which would rank senior to the shares of our common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

Kingold’s Periodic Report on Form 10-Q for the period ended June 30, 2013, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

