Form 10-Q
period 2013-09-30
KINGOLD JEWELRY, INC.
filed 2013-11-14
CIK 1089531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2013

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

At November 12, 2013, there were 64,831,140 shares of common stock, par value $0.001, outstanding.

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

•	our ability to integrate acquired businesses;
•	our ability to complete the construction and development of, and then successfully manage, the proposed Kingold Jewelry International Industry Park;
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

i

PART I – FINANCIAL INFORMATION

KINGOLD JEWELRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$23,317,032	$2,544,114
Restricted cash	4,335,470	-
Accounts receivable	280,561	692,762
Inventories	169,380,149	150,041,421
Other current assets and prepaid expenses	431,603	133,539
Value added tax recoverable	8,221,018	7,031,374
Deferred income tax assets	477,100	-
Total Current Assets	206,442,933	160,443,210

PROPERTY AND EQUIPMENT, NET	11,022,487	11,683,987

OTHER ASSETS
Other assets	157,131	153,029
Intangible assets, net	510,653	503,313
Total other assets	667,784	656,342
TOTAL ASSETS	$218,133,204	$172,783,539

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$6,510,523	$6,340,551
Other payables and accrued expenses	1,021,321	1,445,513
Related party loan	1,727,265	209,890
Income tax payable	3,422,526	2,587,680
Other taxes payable	621,669	659,989
Total Current Liabilities	13,303,304	11,243,623

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 64,431,140 and 54,521,140 shares issued and outstanding as of September 30, 2013 and December 31, 2012	64,431	54,521
Additional paid-in capital	75,802,554	57,656,674
Retained earnings
Unappropriated	112,960,040	92,606,449
Appropriated	967,543	967,543
Accumulated other comprehensive income	15,035,332	10,254,729
Total Equity	204,829,900	161,539,916

TOTAL LIABILITIES AND EQUITY	$218,133,204	$172,783,539

KINGOLD JEWELRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

NET SALES	$283,890,000	$220,836,949	$872,340,210	$714,290,183

COST OF SALES
Cost of sales	(265,440,712)	(207,868,634)	(835,851,327)	(674,193,265)
Depreciation	(304,815)	(296,524)	(906,590)	(890,419)
Total cost of sales	(265,745,527)	(208,165,158)	(836,757,917)	(675,083,684)

GROSS PROFIT	18,144,473	12,671,791	35,582,293	39,206,499

OPERATING EXPENSES
Selling, general and administrative expenses	1,143,882	756,674	3,139,638	3,165,658
Stock compensation expenses	375,002	379,450	1,133,790	1,047,355
Depreciation	36,293	36,710	110,286	104,584
Amortization	26	2,983	6,080	8,958
Total Operating Expenses	1,555,203	1,175,817	4,389,794	4,326,555

INCOME FROM OPERATIONS	16,589,270	11,495,974	31,192,499	34,879,944

OTHER INCOME (EXPENSES)
Other Expense	-	-	-	(1,559)
Interest expense	(1,361,674)	(113,298)	(3,112,596)	(336,212)
Total Other Expenses, net	(1,361,674)	(113,298)	(3,112,596)	(337,771)

INCOME FROM OPERATIONS BEFORE TAXES	15,227,596	11,382,676	28,079,903	34,542,173

INCOME TAX PROVISION (BENEFIT)
Current	3,402,482	3,016,059	8,197,780	9,280,633
Deferred	830,419	-	(471,468)	-
TOTAL INCOME TAX PROVISION	4,232,901	3,016,059	7,726,312	9,280,633

NET INCOME	$10,994,695	$8,366,617	$20,353,591	$25,261,540

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	$1,278,588	$1,700,761	$4,780,603	$752,777

COMPREHENSIVE INCOME	$12,273,283	$10,067,378	$25,134,194	$26,014,317

Earnings per share
Basic	$0.17	$0.16	$0.32	$0.47
Diluted	$0.17	$0.15	$0.32	$0.47
Weighted average number of shares
Basic	64,334,400	53,578,218	63,073,008	53,286,072
Diluted	64,486,938	54,246,563	63,310,034	54,200,552

KINGOLD JEWELRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
(UNAUDITED)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,353,591	$25,261,540
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	1,016,876	995,002
Amortization of intangible assets	6,080	8,958
Share based compensation	1,133,790	1,047,355
Inventory valuation allowance	7,115,531	-
Deferred tax provision (benefit)	(471,468)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	425,686	517,022
Inventories	(22,251,264)	(33,590,814)
Other current assets and prepaid expenses	(291,007)	15,269
Value added tax recoverable	(989,335)	(3,001,419)
Increase (decrease) in:
Other payables and accrued expenses	(444,964)	81,959
Income tax payable	756,440	1,572,629
Other taxes payable	(55,351)	(85,251)
Net cash provided by (used in) operating activities	6,304,605	(7,177,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(53,669)	(149,666)
Net cash (used in) investing activities	(53,669)	(149,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(4,284,287)	-
Proceeds from related party loan	1,501,252	-
Net proceeds from stock issuance	12,522,000	-
Net proceeds from exercise of warrants	4,500,000	-
Net cash provided by financing activities	14,238,965	-

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	283,017	142,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,772,918	(7,184,969)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,544,114	8,810,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,317,032	$1,625,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$3,235,628	$354,686
Cash paid for income tax	$7,441,340	$7,708,004

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 27, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Based on the restructuring agreements and the subscription agreement described in full in the Company’s Form 10-K for the fiscal year ended December 31, 2012, Kingold believes that Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) should be considered as a 100% contractually controlled affiliate. Kingold is empowered, through its wholly owned subsidiaries Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”), with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. Kingold is also obligated to absorb a majority of expected losses of Wuhan Kingold, which enables Kingold to receive a majority of expected residual returns from Wuhan Kingold, and because Kingold has the power to direct the activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity under ASC 810-10-05-8A. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities.

The accompanying unaudited condensed consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show, and Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold are hereinafter collectively referred to as “the Company”.

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

  KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

As of September 30, 2013, the Company had restricted cash of $4,335,470 compared to $0 as of December 31, 2012. The restricted cash is associated with the gold lease agreements with Shanghai Pudong Development Bank (“SPD Bank”) and China CITIC Bank Corporation Limited (“CITIC Bank”). Under the gold lease agreement with SPD Bank, the Company is required to deposit cash into an account at SPD Bank equal to approximately RMB18.2 million (approximately USD3.0 million) and pledge the account to SPD Bank. Under the gold lease agreement with CITIC Bank the Company is required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately USD1.4 million) and pledge the account to CITIC Bank. (See Note 13 – Gold Lease Transactions).

Accounts Receivable

The Company generally receives cash payment upon delivery of product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history of the customers and current relationships with them. At September 30, 2013 and December 31, 2012, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. As of September 30, 2013, the Company recorded a lower of cost or market adjustment of $1.9 million to adjust the carrying value to market. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived assets

The Company accounts for long-lived assets under FASB Codification Topic 360 (ASC Topic 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets.” Finite-lived assets and intangibles are also reviewed for impairment test when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, and land use rights. For the periods ended September 30, 2013 and 2012 the Company did not recognize any allowances for impairment.

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

Customized production fees

The Company recognizes services-based revenue from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 2.22% of total revenue for the nine months ended September 30, 2013 compared to 2.27% for the nine months ended September 30, 2012.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not record any uncertain tax position at September 30, 2013 or at December 31, 2012.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2008 and after. As of September 30, 2013, the tax years ended December 31, 2006 through December 31, 2012 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

	September 30,	December 31,
	2013	2012

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of period ended	$1=RMB 6.1439	$1=RMB 6.30860

Amounts included in the statements of operations and cash flows for the period	$1=RMB 6.2173	$1=RMB 6.31160

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - INVENTORIES, NET

Inventories as of September 30, 2013 and December 31, 2012 consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
Raw materials	$56,662,103	$8,548,288
Work-in-progress	101,128,019	109,311,733
Finished goods	13,498,429	26,899,404
Inventory in transit	-	5,281,996
Inventory valuation allowance	(1,908,402)	-
Total inventory	$169,380,149	$150,041,421

 As of September 30, 2013, the Company recorded a lower of cost or market adjustment of $1,908,402.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2013 and December 31, 2012:

	As of
	September 30,	December 31,
	2013	2012
Buildings	$2,496,865	$2,412,024
Plant and machinery	19,321,199	18,807,970
Motor vehicles	71,535	69,667
Office and electric equipment	625,271	584,515
Subtotal	22,514,870	21,874,176
Less: accumulated depreciation	(11,492,383)	(10,190,189)
Property and equipment, net	$11,022,487	$11,683,987

Depreciation expense for the nine months ended September 30, 2013 and 2012 were $1,016,877 and $995,002, respectively. Depreciation expense for the three months ended September 30, 2013 and 2012 were $341,108 and $333,234, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - SHORT TERM LOANS

Short term loans consist of the following:

	As of
	September 30,	December 31,
	2013	2012

Loans payable to CITIC Bank	$6,510,523	$6,340,551
Total short term loans	$6,510,523	$6,340,551

Loans payable to CITIC Bank consists of two working capital loan contracts with original one-year terms from November 29, 2011 to November 29, 2012. The loans have been renewed for another year expiring November 29, 2013, carrying an interest rate of 6.6% per year. The loans are secured by the Company’s buildings, and its plants and machinery.

Interest expense for these bank loans for the nine months ended September 30, 2013 and 2012 was $287,330 and $ 336,212, respectively. For the three months ended September 30, 2013 and 2012, it was $96,866 and $113,298, respectively.

NOTE 6 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2013 and 2012. The Company had loss carry forwards of approximately $8,215,867 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2033. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2013 was $2,793,395. The net increase in the valuation allowance for the period ended September 30, 2013 was $619,172.

Dragon Lead was incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold were incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the nine months and three months ended September 30, 2013 and 2012.

The Company has deferred income tax assets of $0.5 million as of September 30, 2013 from its foreign operations due to an inventory allowance reflecting the decline in gold prices.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - INCOME TAX (Continued)

Significant components of the income tax provision were as follows for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	3,402,482	3,016,059	8,197,780	9,280,633
	3,402,482	3,016,059	8,197,780	9,280,633

Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	830,419	-	(471,468)	-
	830,419	-	(471,468)	-
Income tax provision	$4,232,901	$3,016,059	$7,726,312	$9,280,633

Income from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

United States	$(669,423)	$(521,809)	$(1,821,093)	$(2,099,653)
Foreign	15,897,019	14,134,604	29,900,996	24,737,341
	15,227,596	11,382,676	28,079,903	34,542,173

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
US Statutory rate	34%	34%	34%	34%
Foreign income not recognized in USA	(34)%	(34)%	(34)%	(34)%
China income tax	25%	25%	25%	25%
Non-deductible expenses	3%	1%	3%	2%

Effective tax rate	28%	26%	28%	27%

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - EARNINGS PER SHARE

As of September 30, 2013, Kingold had a number of warrants issued and outstanding in connection with the issuance of its common stock in public offerings. Of these warrants: 125,000 warrants were issued in 2008, with an exercise price of $1.196; 969,358 warrants were issued in 2009, with an exercise price of $0.996; 150,000 warrants were issued in 2011, with an exercise price of $3.25; 144,000 warrants were issued in 2011, with an exercise price of $3.99; and 300,000 warrants were issued in January 2013, with exercise price of $1.80. As of September 30, 2013, the warrants issued in 2008 and 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 and 2013 were anti-dilutive because the exercise prices were higher than the average market price in the nine months ended September 30, 2013. Accordingly, such warrants are not included in weighted average shares calculation.

As of September 30, 2013, Kingold also had 3,040,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27; 1,500,000 options were granted in 2011, with an exercise price of $2.59; 1,300,000 options were granted in 2012, with an exercise price of $1.22; and 120,000 options were granted in 2012, with an exercise price of $1.49. As of September 30, 2013, 1,300,000 options granted in 2012 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The options granted in 2011 and 120,000 options granted in 2012 were anti-dilutive because the exercise prices were higher than the average market price in the nine months ended September 30, 2013. Accordingly, they are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$10,994,695	$8,366,617	$20,353,591	$25,261,540

Weighted average number of common shares outstanding - Basic	64,334,400	53,578,218	63,073,008	53,286,072

Effect of dilutive securities:
Unexercised warrants and options	152,538	668,345	237,026	914,480

Weighted average number of common shares outstanding - Diluted	64,486,938	54,246,563	63,310,034	54,200,552

Earnings per share-Basic	$0.17	$0.16	$0.32	$0.47
Earnings per share-Diluted	$0.17	$0.15	$0.32	$0.47

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - EQUITY

On January 10, 2013, the Company entered into a subscription agreement with three individuals (the “Subscription Agreement”), and issued an aggregate of 7,000,000 shares of its common stock at a price of $1.80 per share for aggregate gross proceeds of $12,600,000 in accordance therewith. The Company received net proceeds of $12,522,000 after deducting offering costs of $78,000.

On April 3, 2013, the Compensation Committee of the Company’s Board of Directors approved a grant to the Company’s Chief Financial Officer (“CFO”) of 360,000 shares of common stock. Accordingly, on April 7, 2013, the Company issued 223,076 shares to the CFO with a value of $305,614 and the remaining 136,924 shares with a value of $169,786 were issued on September 3, 2013.  The Company recorded a total of $475,400 as share-based compensation for the nine months ended September 30, 2013.

On April 15, 2013, warrants to acquire an aggregate 2,500,000 shares at $1.80 per share were exercised for a cash payment of $4,500,000 to the Company.

NOTE 9 - WARRANTS

In connection with the Subscription Agreement, the Company also issued warrants to acquire an aggregate 2,800,000 shares of its common stock with an exercise price of $1.80 to three individuals on January 10, 2013. All such warrants are exercisable at any time in whole or in part within 12 months of the date of the Subscription Agreement. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 27.98%, risk free interest rate of 0.14%, and expected term of one year. The fair value of the warrants was $72,724, and such amount is classified in the equity section.

On April 15, 2013, warrants to acquire an aggregate 2,500,000 shares at $1.80 per share were exercised for a cash payment of $4,500,000 to the Company.

Following is a summary of the status of warrant activities as of September 30, 2013:

		Weighted Average
	Warrants Outstanding	Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2013	1,388,358	$1.57	2.04

Granted	2,800,000	1.80	0.25
Forfeited
Exercised	(2,500,000)	1.80
Outstanding, September 30, 2013	1,688,358	$1.61	1.11

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - OPTIONS

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

⋅
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

⋅
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

⋅
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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - OPTIONS (Continued)

In accordance with the above vesting periods, $110,439 and $110,439 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the three months ended September 30, 2013 and 2012, respectively; and $331,316 and $367,539 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the nine months ended September 30, 2013 and 2012, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $94,777 and $94,777 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the three months ended September 30, 2013 and 2012, respectively; and $284,332 and $284,332 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the nine months ended September 30, 2013 and 2012, respectively.

On April 1, 2012, the Company granted 120,000 options with an exercise price of $1.49 to its CFO per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every 3 months starting from grant date for the one year service period from April 1, 2012. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967. In accordance with the vesting periods, $0 and $42,742 were recorded as part of operating expense-stock compensation for the 120,000 options above for the three months ended September 30, 2013 and 2012, respectively; and $42,742 and $85,483  were recorded as part of operating expense-stock compensation for the 120,000 options above for the nine months ended September 30, 2013 and 2012, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - OPTIONS (Continued)

As of September 30, 2013, the Company had 1,676,250 outstanding vested stock options with a weighted average remaining term over 8.65 years. As of September 30, 2013, the Company had 1,363,750 unvested stock options with a weighted average remaining term over 7.95 years. Unrecorded stock-based compensation expense was $1,515,626 as of September 30, 2013.

The following table summarizes the Company’s stock option activity:

			Weighted Average
	Number of	Weighted Average	Remaining
	Options	Exercise Price	Life in Years	Fair Value
Outstanding, December 31, 2012	3,040,000	$1.95	8.61	3,635,372
Exercisable, December 31, 2012	883,125	$2.43	8.35	1,082,249

Granted
Forfeited
Exercised

Outstanding, September 30, 2013	3,040,000	$1.95	7.86	3,635,372
Exercisable, September 30, 2013	1,676,250	$2.09	7.79	2,024,969

NOTE 11 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance.  The cash balance held in the PRC bank accounts was $15,707,244 and $2,515,264 as of September 30, 2013 and December 31, 2012, respectively. The cash balance held in the BVI bank accounts was $7,605,476 and $18,457 as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013 and December 31, 2012, the Company held $4,312 and $10,393 of cash balances within the United States, none of which was in excess of FDIC insurance limits.

During the periods ended September 30, 2013 and 2012, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the three months and nine months ended September 30, 2013 and 2012. The Company purchased gold directly, and solely, from The Shanghai Gold Exchange, the largest gold trading platform in the PRC.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, the Company has a related party loan of $1,727,265 and $209,890, respectively, from the Company’s Chairman and Chief Executive Officer, Mr. Jia, who provides funds for the Company’s operations. This loan is unsecured, non-interest bearing and due on demand.

NOTE 13 - GOLD LEASE TRANSACTIONS

On December 20, 2012, Wuhan Kingold entered into a gold lease agreement with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) that became effective in January 2013, originally terminated on October 26, 2013 and was extended to July 22, 2014 (the “Gold Lease Agreement”). Gold leased under the Gold Lease Agreement bears interest at a rate of approximately 6% per annum and is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased. The Company leased 676 kilograms of gold (valued at approximately RMB226 million or USD36 million) from CCB in January 2013. At the end of the lease, the Company will need to return 676 kilograms of gold to CCB. Wuhan Kingold received notification from CCB that the total credit line under the Gold Lease Agreement was increased in August 2013 to RMB400 million (approximately USD 65.4 million), an increase of RMB150 million from the original credit line of RMB250 million.Wuhan Kingold has used the increased credit line to lease roughly 575 kilograms of additional gold in the third quarter of 2013.

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

On July 25, 2013, Wuhan Kingold borrowed an aggregate of 100 kilograms of gold with a market price of approximately RMB26.8 million (approximately USD4.4 million). This gold lease agreement has an initial term of approximately 12 months with a lease rate of 6% per annum. Wuhan Kingold secured its obligation to pay rent (and return the leased gold to SPD Bank at the end of the lease term) by depositing cash into an account at SPD Bank equal to approximately RMB2.4 million (approximately USD391,000) and pledging the account to SPD Bank.

On August 28, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank, and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately USD6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments  to CITIC Bank are due at the end of the leasing period.  At the end of the lease, the Company will need to return 150 kilograms of gold to CITIC Bank. Under the gold lease agreement with CITIC Bank, the Company is required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately USD1.4 million) and pledge the amount to CITIC Bank.

The Company leased the gold as a way to fuel its growth and will return the same amount of gold to CCB, SPD Bank and CITIC Bank at the end of the respective lease agreements. Under these gold lease arrangements, each of CCB, SPD Bank and CITIC Bank retain beneficial ownership of the gold leased to the Company and treat it as if the gold is placed on consignment to the Company. Both banks have their own representatives on the Company’s premises to monitor on a daily basis the use and security of the gold leased to the Company. Accordingly, the Company records these gold lease transactions as operating leases because the Company does not have ownership nor has it assumed the risk of loss for the leased gold. The Company records the lease payments as interest expense.

Interest expense for the leased gold for the nine months ended September 30, 2013 and 2012 was $2,821,682 and $0, respectively. For the three months ended September 30, 2013 and 2012 it was $1,264,808 and $0, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

On October 23, 2013, Wuhan Kingold entered into an Acquisition Agreement (the “Acquisition Agreement”) with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Science”). The Acquisition Agreement provides for the acquisition of the Shanghai Creative Industry Park, which is proposed to be renamed the Kingold Jewelry International Industry Park (the “Park”). The Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

Pursuant to the Acquisition Agreement, the Company acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Park for approximately RMB1.0 billion (approximately USD$164 million at current exchange rates) from Wuhan Science (which had acquired the rights from Wuhan Wansheng in July 2013), and authorized Wuhan Wansheng, as agent, to complete construction of the Park.

The purchase price will be paid in several tranches based on production and completion milestones from October 2013 through approximately June 2015, in accordance with the terms of the Acquisition Agreement. The Company intends to fund the Park through a variety of financial resources including, but not limited to, bank loans, operating cash flows, divestiture of part of the land, and, where possible, deposits or advances the Company may receive from lessees.

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

In light of the fast growth in the investment gold business sector, we have signed agreements with three leading PRC Banks (Bank of Communications, CITIC Bank and Pudong Development Bank) to sell gold bars and coins, and other products through bank branches in the PRC.

In October 2013, we acquired land-use rights to develop approximately 66,666 square meters of industrial land in Wuhan into the Wuhan Kingold Jewelry International Industry Park. We anticipate that this development will be a major commercial complex where businesses in the jewelry industry and consumers can come together, with manufacturing, wholesale and retail shopping. We currently anticipate completion of the Wuhan Kingold Jewelry International Industry Park in mid-2015. For more information regarding our commitments, see “Liquidity and Capital Resources” and Note 14 to our  unaudited consolidated financial statements appearing elsewhere in this Form 10-Q.

We are located in Wuhan, which is one of the largest cities in China. In 2012, we processed approximately 37.8 metric tons of 24 Karat gold products. In the first nine months of 2013, we processed approximately 36.8 metric tons of 24 Karat gold products.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three and nine months ended September 30, 2013 and 2012 in USD:

KINGOLD JEWELRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN US DOLLARS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
NET SALES	$283,890,000	$220,836,949	$872,340,210	$714,290,183

COST OF SALES
Cost of sales	(265,440,712)	(207,868,634)	(835,851,327)	(674,193,265)
Depreciation	(304,815)	(296,524)	(906,590)	(890,419)
Total cost of sales	(265,745,527)	(208,165,158)	(836,757,917)	(675,083,684)

GROSS PROFIT	18,144,473	12,671,791	35,582,293	39,206,499

OPERATING EXPENSES
Selling, general and administrative expenses	1,143,882	756,674	3,139,638	3,165,658
Stock compensation expenses	375,002	379,450	1,133,790	1,047,355
Depreciation	36,293	36,710	110,286	104,584
Amortization	26	2,983	6,080	8,958
Total Operating Expenses	1,555,203	1,175,817	4,389,794	4,326,555

INCOME FROM OPERATIONS	16,589,270	11,495,974	31,192,499	34,879,944

OTHER INCOME (EXPENSES)
Other Expense	-	-	-	(1,559)
Interest expense	(1,361,674)	(113,298)	(3,112,596)	(336,212)
Total Other Expenses, net	(1,361,674)	(113,298)	(3,112,596)	(337,771)

INCOME FROM OPERATIONS BEFORE TAXES	15,227,596	11,382,676	28,079,903	34,542,173

INCOME TAX PROVISION (BENEFIT)
Current	3,402,482	3,016,059	8,197,780	9,280,633
Deferred	830,419	-	(471,468)	-
TOTAL INCOME TAX PROVISION	4,232,901	3,016,059	7,726,312	9,280,633

NET INCOME	$10,994,695	$8,366,617	$20,353,591	$25,261,540

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	$1,278,588	$1,700,761	$4,780,603	$752,777

COMPREHENSIVE INCOME	$12,273,283	$10,067,378	$25,134,194	$26,014,317

Three and Nine months Period Ended September 30, 2013 Compared to the Three and Nine months Period Ended September 30, 2012

Net Sales

Net sales for the three months ended September 30, 2013 amounted to $283.9 million, an increase of $63.1 million, or 28.6%, from net sales of $220.8 million for the three months ended September 30, 2012. Of the $63.1 million increase in net sales, approximately $98.1 million was attributable to increased production; which was partially offset by approximately $40.1 million due to the decrease in the price of gold, with the remaining increase due to the translation gain from RMB into USD.

Net sales for the nine months ended September 30, 2013 amounted to $872.3 million, an increase of $158.0 million, or 22.1%, from net sales of $714.3 million for the nine months ended September 30, 2012. Of the $158 million increase in net sales, approximately $233.4 million was attributable to increased production; which was partially offset by approximately $86.7 million due to the decrease in the price of gold, with the remaining increase due to the translation gain from RMB into USD.

In the third quarter of 2013, we processed a total of 13.0 metric tons of gold, of which branded production accounted for 7.2 metric tons (55.2%) and customized production accounted for 5.8 metric tons (44.8%). In the third quarter of 2012, we processed a total of 9.5 metric tons of gold, of which branded production accounted for 4.6 metric tons (48.6%) and customized production accounted for 4.9 metric tons (51.4%).

In the first nine months of 2013, we processed a total of 36.8 metric tons of gold, of which branded production accounted for 20.3 metric tons (55.2%) and customized production accounted for 16.5 metric tons (44.8%).In the first nine months of 2012, we processed a total of 30.2 metric tons of gold, of which branded production accounted for 14.7 metric tons (48.8%) and customized production accounted for 15.5 metric tons (51.2%).

Gold processed for the three months ended September 30

	2012		2013
	Metric Tons	%	Metric Tons	%
Branded	4.6	48.6%	7.2	55.2%
Customized	4.9	51.4%	5.8	44.8%
Total	9.5	100%	13.0	100%

Gold processed for the nine months ended September 30

	2012		2013
	Metric Tons	%	Metric Tons	%
Branded	14.7	48.8%	20.3	55.2%
Customized	15.5	51.2%	16.5	44.8%
Total	30.2	100%	36.8	100%

Cost of Sales

Cost of sales for the three months ended September 30, 2013 amounted to $265.7 million, an increase of $57.6 million, or 27.7%, from $208.2 million for the same period in 2012. Of the $57.6 million increase in cost of sales, approximately $95.0 million was due to increased production, and the remainder was due to foreign exchange gains, all of which were offset by approximately $34.5 million due to decreased gold prices.

Cost of sales for the nine months ended September 30, 2013 amounted to $836.8 million, an increase of $161.7 million, or 23.9%, from $675.1 million for the same period in 2012. Of the $161.7 million increase in cost of sales, approximately $226.7 was due to increased production and the remainder was due to foreign exchange gains, which were partially offset by approximately $79.6 million due to decreased gold prices.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $18.1 million, an increase of $5.5 million, or 43.2%, from $12.7 million for the same period in 2012. Accordingly, gross margin for the three months ended September 30, 2013 was 6.4%, compared to 5.7% for the same period in 2012. The primary reason for the increase in gross margin was that we received higher processing fees for customized production in the three months ended September 30, 2013.

Gross profit for the nine months ended September 30, 2013 was $35.6 million, a decrease of $3.6 million, or 9.2%, from $39.2 million for the same period in 2012. Accordingly, gross margin for the nine months ended September 30, 2013 was 4.1%, compared to 5.5% for the same period in 2012. The primary reason for the decrease in gross margin was that the unit processing fee for branded production was higher in the nine months ended September 30, 2012.

Expenses

Total operating expenses for the three months ended September 30, 2013 were $1.6 million, an increase of $0.4 million, or 32.3%, from $1.2 million for the same period in 2012. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses.

Total operating expenses for the nine months ended September 30, 2013 were $4.4 million, a slight increase of $0.1 million, or 1.5%, from $4.3 million for the same period in 2012.

Interest expenses were $1.4 million for the three months ended September 30, 2013 compared with $0.1 million for the same period in 2012. Interest expenses increased because of the interest expense (leasing fee) incurred under our gold lease arrangements.

Interest expenses were $3.1 million for the nine months ended September 30, 2013 compared with $0.3 million for the same period in 2012. Interest expenses increased because of the interest expense (leasing fee) incurred under our gold lease arrangements.

Wuhan Kingold leased 676 kilograms of gold (valued at approximately RMB226 million or USD36 million) from China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) in January 2013 at a leasing rate of approximately 6% per annum, which is equivalent to $0.18 million per month.  Wuhan Kingold leased an aggregate of 530 kilograms of gold with a market price of approximately RMB176 million (USD28.1 million) from the Wuhan branch of Shanghai Pudong Development Bank Ltd. (“SPD Bank”) beginning in March 2013, at a leasing rate of approximately 6% per annum, which is equivalent to $0.14 per month.

The provision for income tax expense was approximately $4.2 million for three months ended September 30, 2013, an increase of $1.2 million, or 40.3%, from approximately $3.0 million for the same period in 2012. The increase was primarily due to the increase in our net income before taxes.

The provision for income tax expense was approximately $7.7 million for the nine months ended September 30, 2013, a decrease of $1.6 million, or 16.7%, from approximately $9.3 million for the same period in 2012. The decrease was primarily due to the decrease in our net income before taxes.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders increased to $11.0 million for the three months ended September 30, 2013 from $8.4 million for the same period in 2012, an increase of $2.6 million, or 31.4%, as a result of the matters described above.

Net income attributable to common stockholders decreased to $20.4 million for the nine months ended September 30, 2013 from $25.3 million for the same period in 2012, a decrease of $4.9 million, or 19.4%, as a result of the matters described above.

Cash Flows

Net cash provided by (used in) operating activities.

Net cash provided by operating activities was $6.3 million for the nine months ended September 30, 2013, compared with net cash used in operating activities of $7.2 million for the same period in 2012.  The primary reason that we generated cash from operating activities in the period (rather than using cash) was that we used less cash to increase our inventory as compared to the prior year period.

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

Net cash used in investing activities amounted to $53,669 for the nine months ended September 30, 2013, compared with net cash used in investing activities of $149,666 for the three months ended September 30, 2012.

Analysis and Expectations. Our net cash used in investing activities did not fluctuate significantly in the comparable periods due to only small increases in the amount of equipment we purchased. We do not expect that cash used in investing activities will increase significantly in the short term.

Net cash provided by financing activities.

Net cash provided by financing activities was $14.2 million for the nine months ended September 30, 2013, compared with net cash provided by financing activities of $0 for the nine months ended September 30, 2012. The increase was mainly due to the sale in a public offering of 7 million shares of common stock and warrants to acquire an aggregate 2.8 million shares of our common stock for aggregate gross proceeds of $12.6 million in January 2013 as well as the cash exercise of 2.5 million warrants for aggregate gross proceeds of $4.5 million in April 2013.

Analysis and Expectations. We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production.

Off-Balance Sheet Arrangements

On December 20, 2012, Wuhan Kingold entered into a gold lease agreement with CCB that became effective in January 2013 and terminated on October 26, 2013. The term has been extended to July 22, 2014. We pay interest to CCB for gold leased at a rate of approximately 6% per annum, which is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased. We leased 676 kilograms of gold (valued at approximately RMB226 million or USD36 million) from CCB in January 2013 and will need to return 676 kilograms of gold to CCB at the end of the lease term. Wuhan Kingold received notification from CCB that the total credit line under the Gold Lease Agreement was increased in August 2013 to RMB400 million (approximately USD 65.4 million), an increase of RMB150 million from the original credit line of RMB250 million. We used the increased credit line to lease roughly 575 kilograms of additional gold in the third quarter of 2013.

On January 1, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of SPD Bank and in February 2013, leased an aggregate of 530 kilograms of gold (valued at approximately RMB176 million or USD28.1 million) from SPD Bank pursuant to separate lease agreements entered into under the framework agreement. The leases each have an initial term of approximately 12 months, and provide for an interest rate of 6% per annum. Lease payments to SPD are due quarterly beginning in March 2013 and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased.

On July 25, 2013, Wuhan Kingold borrowed an aggregate of 100 kilograms of gold with a market price of approximately RMB 26.8 million (approximately USD4.4 million). This gold lease agreement has an initial term of approximately 12 months with a lease rate of 6% p.a. Wuhan Kingold secured its obligation to pay rent (and return the leased gold to SPD Bank at the end of the lease term) by depositing cash into an account at SPD Bank equal to approximately RMB 2.4 million (approximately USD 391,000) and pledging the account to SPD Bank.

On August 28, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank Corporation Limited (“CITIC Bank”), and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately USD 6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments to CITIC Bank are due at the end of the leasing period. At the end of the lease, the Company will need to return 150 kilograms of gold to CITIC Bank.

Under all these gold lease arrangements, each of CCB, SPD Bank and CITIC Bank retain beneficial ownership of the gold leased to us and treat it as if the gold is placed on consignment with our company. Accordingly, we record these gold lease transactions as operating leases.

For more information related to these gold leases, see Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other than the gold lease arrangements described above, we have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of September 30, 2013, we had approximately $23.3 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations through borrowing of short-term bank loans generally with a term of one year as well as through private and public offerings in the U.S. capital markets.

At the end of September 30, 2013, we had an outstanding short-term loan from CITIC Bank comprised of two working capital loans in an aggregate amount of $6.5 million with an interest rate of 7% due in November 2013. This short-term facility is secured by all of our buildings, our plant and our machinery. The amount outstanding under this bank facility is presented in our financial statements as “short term loans.” We are currently in discussions with CITIC Bank regarding the renewal of this facility. In the PRC, it is customary for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an ongoing basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot ensure that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of this loan or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot ensure that our business will generate sufficient cash flow from operations to repay these borrowing or that additional debt or equity financing will be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

On October 23, 2013, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Science”). The Acquisition Agreement provides for the acquisition of the Shanghai Creative Industry Park, which is proposed to be renamed the Kingold Jewelry International Industry Park (the “Park”). The Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

Pursuant to the Acquisition Agreement, we acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Park for approximately RMB1.0 billion (approximately USD$164 million at current exchange rates) from Wuhan Science (which had acquired the rights from Wuhan Wansheng in July 2013), and authorized Wuhan Wansheng, as agent, to complete construction of the Park.

We currently intend to finance the Park predominantly with bank loans supplemented by our operating cash flows, and where possible, deposits or advances that may be received from lessees.

Payments for the project will be made to Wuhan Wansheng in tranches, as follows, in line with the completion of certain building installments, as outlined in the Acquisition Agreement:

Date	Payment Commitment
	(RMB in millions)
October 2013*	200
January 2014	50
June 2014	100
September 2014	150
January 2015	250
June 2015	250
Total	1000	$164 million**

* Includes initial deposit made to seller of 5 million RMB to maintain access or option to complete this transaction.
** In USD based on current exchange rates

The Acquisition Agreement specifies that upon payment of the initial RMB 200M tranche, that Wuhan Wansheng will transfer a portion of Wuhan Science’s ownership to Wuhan Kingold  and register Wuhan Kingold as the 60% shareholder of the Park, and gives Wuhan Kingold the right to appoint the chief financial officer for the project to supervise and manage the use of the funds. Upon payment of the final installment, Wuhan Wansheng will register the remaining interests in Wuhan Kingold’s name and it will be the 100% owner of the Park.

If Wuhan Kingold is more than 45 days late in any payment, Wuhan Wansheng may unilaterally terminate the agreement. Upon termination, Wuhan Kingold will be required to return ownership to Wuhan Wansheng within 15 days after receiving written notice of the rescission of the Acquisition Agreement. Wuhan Wansheng would also be required to return all capital paid by Wuhan Kingold within 60 days after the termination of the Acquisition Agreement.

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

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold, and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on an assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital. We recorded a $1.9 million inventory valuation allowance at the end of September 30, 2013 in light of the decrease in the price of gold at September 30, 2013 to reflect a decline in the market value of gold inventory, reflecting the carrying value at the lower of cost or market.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in USD, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the USD and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the USD to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the USD (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.1439 on September 30, 2013). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the USD, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the USD could negatively impact our results of operations.

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

Interest Rate Risk

Our short-term borrowings as of September 30, 2013, were approximately $6.5 million, and interest expenses paid were $3.1 million for the Nine months ended September 30, 2013. The majority of the interest expense was due to the gold lease expense paid to CCB and SPD Bank Wuhan Branch ($2.8 million) and the remaining $0.3 million was paid to the $6.5 million short term loan paid to CITIC Bank.

At the end of September 30, 2013, our weighted average interest rate was 6.1%. We do not expect the interest expense will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross profit margin and profitability. Furthermore, the carrying value of our inventory may be affected. Significant decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period’s gross profit margin and profitability. Because of decreases in the price of gold during the reporting period, we recorded a lower of cost or market adjustment of $1.9 million for self-owned inventories.

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

We recently acquired land-use rights and intend to develop industrial land into what we expect to be called the Kingold Jewelry International Industry Park for approximately RMB 1.0 billion. Even if we are able to raise the necessary financing, we have no prior experience developing industrial land, nor as being a landlord or operator of real estate. Accordingly, there is a risk that we may not realize the value of this investment.

On October 23, 2013, Wuhan Kingold acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of Kingold Jewelry International Industry Park for approximately RMB1.0 billion (approximately USD$164 million at current exchange rates). The acquisition agreement contemplates development and construction of the parcel with payments for the project made upon completion of certain building installments, as outlined in the agreement. We currently intend to finance the development predominantly with bank loans supplemented by operating cash flows, and where possible, deposits or advances we may receive from lessees. However, there can be no guarantee that we will be successful in raising the necessary financing from these sources, or on terms that we deem commercially reasonable, and may either need to seek alternative sources of financing, or abandon the project. Accordingly, there is a risk that we may not complete the development of the project.

In addition, even if we are successful in building out the Kingold Jewelry International Industry Park, which we currently intend to complete by mid-2015, there can be no guarantee that we will be successful in attracting tenants to our project, or that even if we attract tenants, that it will be a successful business endeavor. Accordingly, there is a risk that we may never realize the full benefit from this investment.

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

Kingold’s Periodic Report on Form 10-Q for the period ended September 30, 2013, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

