Form 10-K
period 2013-12-31
KINGOLD JEWELRY, INC.
filed 2014-03-31
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $72,652,464 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 28, 2014 was 65,953,462.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement relating to the 2014 Annual Meeting of Stockholders.

2013 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;

•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a general economic downturn, a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;

•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	our ability to manage growth;

•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

•	our ability to integrate acquired businesses;

•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

•	our ability to retain and attract senior management and other key employees;

•	any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

•	changes in the People’s Republic of China or U.S. tax laws;

•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;

i

•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in any material pending and future litigations;

•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;

•	the success of our research and development activities;

•	our ability to comply with environmental laws and regulations;

•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and working capital loans;

•	our ability to understand China’s commercial real estate market as we begin to build the recently acquired Kingold Jewelry International Industry Park and to manage the relationships with the planned tenants in the Kingold Jewelry International Industry Park;

•	our knowledge of and marketing capabilities in markets outside of China, particularly the Middle East, as we begin to expand our business outside of China through our formation of a joint venture with a Kuwaiti entity; and

•	other risks, including those described in the “Risk Factors” discussion of this Annual Report.

We undertake no obligation to update any such forward-looking statements, except as required by law.

ii

PART I

ITEM 1.   BUSINESS

Our Business

Through a variable interest entity relationship with Wuhan Kingold Jewelry Company Limited, or Wuhan Kingold, we believe that we are one of the leading professional designers and manufacturers of high quality 24-karat gold jewelry and Chinese ornaments. We are also engaged in developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the People’s Republic of China, or the PRC. We offer a wide range of in-house designed products including, but not limited to, gold necklaces, rings, earrings, bracelets, and pendants. We have built a partnership with the Jewelry Institute of China University of Geosciences to help us design new products.

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

In view of the fast growth in the investment gold business sector, we have signed agreements with various leading banks in China such as the Bank of Communication and China Merchant Bank to sell gold bars and coins and other products through bank branches. We tested this business model in 2011, and investment gold accounted for approximately 8.9% of our total revenue in 2013 and 5.0% of our total revenue in 2012. We anticipate the investment gold business will continue to become an increasingly important part of our business in the future.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB1 billion (approximately US$164 million at the spot rate). We financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may finance part of the remaining payments through proceeds derived from the presale of some of the commercial units if we can obtain the pre-sale permit from the governing authority in time. The land use rights are held in the Shanghai Creative Industry Park, which we intend to rename the Kingold Jewelry International Industry Park, or the Jewelry Park for purposes of this report. We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers in China, and may sell developed commercial and residential properties to individual and corporate buyers. The agreement was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited initially granting us a portion of Wuhan Huayuan Science and Technology Development Limited Company’s, or Wuhan Huayuan’s, ownership, granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and naming Wuhan Huayuan as agent for the completion of the construction. Accordingly, we now own 60% of the Jewelry Park. Upon our payment of the final installment payment, we will become the 100% owner of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Wansheng, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes. For a discussion of the installment payment schedule, see Note 5 to our audited consolidated financial statements appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources.”

Finally, in light of the growing demand for gold and gold products from the Middle East, we have entered into a joint venture agreement with Kuwait Support Services Company W.L.L., or KSS, a major multi-business group headed by His Excellency Sheikh Ameer Al Sabah of Kuwait. The joint venture was formed to allow us to source and finance gold, and to develop, market, and distribute gold products including, but not limited to, gold coins, gold bullion, medals, ornaments, and jewelry in the Middle East region. We expect that our joint venture will allow us to market these products initially to customers in Kuwait, and then to customers in Bahrain, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, and we expect to derive significant business opportunities from this international expansion. Our initial efforts and activities in connection with this new joint venture are focused on understanding the markets in the Middle East, to include identifying ways we can access and realize the potential benefit from having access to these large target customer groups.

We are located in Wuhan, which is one of the largest cities in China. We processed approximately 51.1 metric tons of 24-karat gold products in 2013, as compared to 37.8 metric tons of 24-karat gold products in 2012. For purposes of this Annual Report on Form 10-K, 1 metric ton equals 35,274 ounces.

Industry and Market Overview

The Global Market

Global demand for gold in 2013 was 3,756.1 tons with total market size of US$170.4 billion, according to the World Gold Council’s Gold Demand Trends 2013. In terms of tonnage, jewelry accounted for 58.8% of total demand in 2013, while investments (mainly bars and coins) accounted for 20.6%, and central bank purchases and technology usage accounted for 9.8% and 10.8%, respectively.

According to the World Gold Council, China and India continue to consume the most jewelry of any market in the world, and in 2013 together generated 52.8% of total annual jewelry demand globally. China overtook India as the world’s largest consumer of jewelry, consuming 1,065.8 tons of gold in 2013, followed by India, which consumed 974.8 tons. Investment gold (bars and coins) demand has increased substantially, particularly in China, from 288.0 tons in 2012 to 397.1 in 2013 (an increase of 37.9%).

The PRC Market

China’s market for jewelry and other luxury goods is expanding rapidly, in large part due to China’s rapid economic growth. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by approximately 7.7%, 7.8% and 9.3% in 2013, 2012 and 2011, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit, private consumption has grown at a 9.0% compound annual growth rate over the last decade.

According to the World Gold Council, over the last two years, Chinese gold consumers have displayed a remarkably consistent attitude towards gold: demand for investment and jewelry throughout 2013 has shown little variation over 2012 quarterly levels. Chinese demand is primarily driven by: (i) the continued urbanization of the Chinese population; (ii) the dominance of 24-karat gold and its role as a savings proxy; and (iii) increasing availability of gold investment products to a populace with a growing awareness of gold’s investment properties, particularly in light of its role as an inflation hedge.

In volume terms, Chinese consumer demand for gold can best be described as stable. Total consumer demand was valued at RMB262.7 billion (approximately US$49.1 billion) in 2013, an increase of 13.2% over the previous year as consumers in China continue to allocate greater sums to their gold investment and jewelry purchases: demand in both sectors reached a record value in 2013. In tonnage terms, Chinese total consumer demand for gold reached 1,065.8 tons in 2013 (a 32.1% increase over 2012), with jewelry accounting for 668.7 tons in 2013 (a 28.9% increase over 2012) and investment gold accounting for 397.1 tons in 2013 (a 37.9% increase over 2012).

We believe that China’s gold jewelry market will continue to grow as China’s economy continues to develop. Because gold has long been a symbol of wealth and prosperity in China, demand for gold jewelry, particularly 24-karat gold jewelry, is firmly embedded in the country’s culture. Gold has long been viewed as both a secure and accessible savings vehicle, and as a symbol of wealth and prosperity in Chinese culture. In addition, gold jewelry plays an important role in marriage ceremonies, child birth, and other major life events in China. Gold ornaments, often in the shapes of dragons, horses and other cultural icons, have long been a customary gift for newly married couples and newborn children in China. As China’s population becomes more urban, more westernized, and more affluent, gold, platinum and other precious metal jewelry are becoming increasingly popular and affordable fashion accessories. The gold jewelry market is currently benefiting from rising consumer spending and rapid urbanization of the Chinese population. We believe that jewelry companies like us, with a developed distribution network, attractive designs, and reliable product quality, are well-positioned to build up our brands and capture an increasing share of China’s growing gold jewelry market.

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

We have a proven design capability.

We have a large and experienced in-house design team with a track record of developing products that are fashionable and well received in the jewelry market. We have built up an exclusive partnership with the leading jewelry school in China, the Jewelry Institute of China University of Geosciences (Wuhan), to help us design and launch new products. We are committed to further strengthening our design team and continuing to improve the quality and novelty of our products so as to capture increased market share in the high-end gold jewelry market.

We believe that we have superior brand awareness in China.

We have established the Kingold brand through our focused sales and marketing efforts, and we believe that it is well known in China. We continue to devote significant efforts towards brand development and marketing in an attempt to enhance the market recognition of our products, such as our Mgold jewelry line of products. Our brand awareness was demonstrated in part by “Kingold” being named a “Famous Brand in Hubei Province,” “Famous Brand in China,” and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee in 2007. We believe these awards have added credibility to and strengthened customers’ confidence in our products. We have also participated in various exhibitions and trade fairs to promote our products and brands.

We have a well-established distribution network throughout China.

We have been actively operating in this industry for more than ten years since the gold jewelry industry became open to the private sector in 2002. In the jewelry industry, a well-established and well-maintained distribution network is critical to success. We have established stable and mutually beneficial business relationships with a range of business partners, including large distributors, wholesalers, and retailers. These relationships are essential to our company, and provide us with a key competitive advantage. We have distributors in most provinces, municipalities and autonomous regions in PRC.

We believe that we have significant advantages in the areas of capacity, technology and talent when compared to our competitors.

We have expanded our capacity significantly in recent years. In 2013, we processed 24-karat gold jewelry and Chinese ornaments with a total weight of approximately 51.1 tons, substantially exceeding prior year production of approximately 37.7 and 30.0 tons in 2012 and 2011, respectively. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately just one gram per kilogram of gold.

We have been awarded 26 patents granted by the State Intellectual Property Office of the PRC, 2 of which will expire in 2017, 21 of which will expire in 2019, and 3 of which will expire in 2029. We have made significant investments in training and retaining our own in-house design and manufacturing team. We have an exclusive agreement with the China University of Geosciences School of Jewelry in Wuhan, or the School of Jewelry in Wuhan, which provides us with new, unique and innovative designs through students majoring in jewelry design and jewelry processing technology. These designs are proprietary to us, so our competitors do not have access to these designs. We also provide internships to talented students at the School of Jewelry, which provides us with access to the designs that we believe are best suited for strong consumer sales.

We are a member of the Shanghai Gold Exchange, which has very limited membership and which affords the right to purchase gold directly from the Shanghai Gold Exchange.

We have been a member of the Shanghai Gold Exchange, or the Exchange, since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Exchange is limited. The Exchange possesses a membership system and only members can buy gold through its trading system. As of March 2014, there were approximately 167 members of the Exchange throughout China. Non-members who want to purchase gold must deal with members of the Exchange at a higher purchase price compared to the price afforded to members of the Exchange.

We have an experienced management team in the Chinese gold industry.

We have a strong and stable management team with valuable experience in the PRC jewelry industry. Zhihong Jia, Wuhan Kingold’s major shareholder and founder, has been working in this industry for more than 10 years. Bin Zhao, our general manager, has over 20 years of experience in the administration of jewelry businesses. Other members of our senior management team all have significant experience in key aspects of our operations, including product design, manufacturing, and sales and marketing.

Our Strategy

Our goal is to be the leading designer and manufacturer of 24-karat gold jewelry products and to become a sizable supplier of investment gold products in China. We intend to achieve our goal by implementing the following strategies:

We intend to increase production capacity and marketing abilities through both existing channels and the planned Jewelry Park.

We intend to continue to expand the production capacity with our self-generated cash flow as well as bank loans. We also intend to consider sub-contracting opportunities in order to further expand capacity. Given the fragmentation of the PRC gold jewelry and design industry, we believe there may be attractive consolidation opportunities for us to acquire other jewelers, which would allow us to further increase our market share and achieve economies of scale.

We also intend to increase our production capacity and marketing abilities through forming relationships with other jewelry manufacturers in China, to whom we plan to lease space in our planned Jewelry Park.

We plan to continue to specialize in the manufacture of 24-karat gold jewelry.

We intend to leverage our experience in jewelry design to introduce new fashionable products with strong market recognition, such as our Mgold jewelry line of products, to target niche markets such as the fast growing wedding market. By investing significantly in research and development, we plan to design new product lines of 24-karat gold jewelry to address the specific needs of our target customers. By staying on top of market trends, and expanding our design team and capabilities, we plan to continue to increase our revenues and market share.

We intend to further promote and improve the use of our brand recognition.

We intend to make continuous efforts in growing the brand recognition of our Kingold brand and increasing our market share. Through marketing and the promotion of our high-end product lines such as Mgold, we believe the credentials and reputation of our brand will be further enhanced.

We will increase the automation in our production line.

Our production lines use modern technologies and production techniques that we continuously strive to improve. We plan to increase the level of automation in our production lines, which will lower our average costs and expand our production capacity. With our entrance into the investment gold market, we intend to rely more on automated production processes.

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

We intend to expand into the international gold market, specifically the Middle East.

Through our joint venture with KSS formed in January 2014, we plan to expand into the Middle East gold markets both to source and finance gold, and to develop, market, and distribute gold products.

Products

We currently offer a wide range of 24-karat gold products, including 99.9% and 99% pure gold necklaces, rings, earrings, bracelets, pendants and gold bars. We launch as many as 900 new products each month and approximately 10,000 every year.

Design and Manufacturing

We have adopted a systematic approach to product design and manufacturing that we believe is rigorous. We employ a senior design team with members educated by top art schools or colleges in China, including an exclusive agreement with the School of Jewelry in Wuhan, who have an average of three to five years of experience. Our design team develops and generates new ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We generally test the market potential and customer appeal of our new products and services through a wide outreach program in specific regions prior to a full commercial launch. We have a large-scale production base that includes a 74,933 square foot factory, a dedicated design, sales and marketing team, and more than 500 company-trained employees. Our production lines include automated jewelry processing equipment and procedures that we can rapidly modify to accommodate new designs and styles.

We are currently working with Wuhan Wansheng House Purchasing Limited to build the Jewelry Park, with total floor space expected to be approximately 193,000 square meters (approximately 2,068,275 square feet). We expect that the Jewelry Park will become the new jewelry hub for Wuhan and central China in general. Upon its completion, we plan to transfer our headquarters to the new Jewelry Park and to make it a state-of-art design center and additional location for manufacturing facilities.

Supply of Raw Materials

We purchase gold, our major raw material, directly from the Exchange. Our membership grants us the right to purchase gold from the Exchange, a right that is not available to non-members. Beginning in 2013, we also started to lease gold from certain leading Chinese commercial banks to provide an additional supply of raw materials, certain of which agreements we may renew in 2014.

Beginning in 2014, pursuant to our joint venture with KSS, we plan to go beyond the Exchange and our PRC supply to source gold raw materials from the Middle East. We expect that this will aid us in our plan to expand our business globally.

Security Measures

We believe that we implement the best of breed security measures to protect our assets, including our 24-karat gold, and which we believe are well beyond those of our competitors. Our comprehensive security measures at our Wuhan facility include a 24-hour onsite police station with direct deployment of officers and instant access to the Wuhan city police department, security guards at each point of entry and who roam our facilities, security cameras (with video surveillance by both random and fixed cameras), and alarm systems in our warehouse. Our gold is stored in a state of the art vault with encryption and authentication technology, which requires several designated management employees to open the vault, all of whom have different access codes known only to a limited number of officers. Therefore, no one individual can open our vault without the access codes of the others. In addition, every employee or visitor is required to pass through a security check (to include a metal detector) when he or she enters and leaves the jewelry production area. We review our security measures on an annual basis and regularly look to upgrade our systems after such review.

Quality Control

We consider quality control an important factor for the success of our business. We have a strict quality control system that is implemented by a well-trained team to ensure effective quality control over every step of our business operations, from design and manufacturing to marketing and sales. We have received ISO 9001 accreditation from the International Organization for Standardization attesting to our quality control systems. In 2004, we were named an “Honest and Trustworthy Enterprise” by the Hubei Bureau of Quality and Technical Supervision.

Sales and Marketing

Currently we have approximately 300 major customers covering 25 provinces in China. We have very stable relationships with our major customers who have generally increased order volume year by year. In 2012, we renovated our showroom in Wuhan where we are based. Other than this showroom, we do not have retail sales. In 2012, we entered the TV shopping channel and in 2013, we launched an online business. These new sales channels are still in the testing period and this China-based retail plan has not yet generated meaningful business.

We plan to build up the Jewelry Park to allow us to work closely with other leading jewelers and jewelry manufacturers in China, thereby creating opportunities for us to cross-sell and up-sell. We expect that our new Jewelry Park will become a driving force for our sales and marketing efforts in China.

In addition, pursuant to our joint venture with KSS, we intend to leverage our partner’s supply and distribution channels to gradually increase our sales and marketing capabilities throughout the gold and jewelry markets in the Middle East.

Major Customers

During the year ended December 31, 2013, approximately 27.4% of our net sales were generated from our five largest customers, as compared to 25.0% for the year ended December 31, 2012. China Merchant Bank became our largest customer in 2013 (6.5% of our total net sales in 2013) due to its purchase of investment gold products.

Research and Development

We have our own Research and Development center made up of a design group and a technical development group. In 2013, we spent $54,409 on new product development (including sponsoring design interns and recruiting top designers and technicians), and $6,651 on technology improvements. In 2012, we spent $70,857 on new product development (including sponsoring design interns and recruiting top designers and technicians), and $8,314 on technology improvements. We believe that our company is among the few jewelry manufacturers in the PRC that is equipped with modern facilities and technology. Through years of research, we have developed seven techniques that we believe have been key drivers of our competitive strengths and operating success. These techniques include 99.99% gold hardening, rubber mold opening efficiency, solder-less welding, pattern carving, chain weaving, dewaxing casting, and our coloring methods. Our track record of technical innovation has resulted in the development and acquisition of industry-leading equipment. This equipment ensures that we are able to produce special patterns and styles efficiently.

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

We compete with local jewelry manufacturers and large foreign multinational companies that offer products similar to ours. Examples of our competitors include, but are not limited to, Zhejiang Sun & Moon Jewelry Group Co., Ltd. (listed on the Shanghai Stock Exchange), Shenzhen Bo Fook Jewelry Co., Ltd., Shenzhen Ganlu Jewelry Co., Ltd., Magfrey Jewelry Co., Ltd., and Guangdong Chaohongji Co., Ltd.

Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the jewelry industry.

We currently have 26 patents granted by the State Intellectual Property Office of the PRC, 2 of which expire in 2017, and 21 in 2019 and 3 in 2029, respectively.

 We have 17 registered trademarks in China, 3 of which expire in 2017, 1 in 2019, 6 in 2020 and 7 in 2021, and have filed applications for registration of 1 trademark, which has been accepted and is currently under review by the Trademark Office of the State Administration for Industry and Commerce of the PRC. In particular, “Kingold” has been named as a “Famous Brand in Hubei Province,” “Famous Brand in China,” and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee.

We have implemented and enhanced intellectual property management procedures in an effort to protect our intellectual property rights. However, there can be no assurance that our intellectual property rights will not be challenged, invalidated, or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage. In addition, the laws of China may not protect our proprietary rights to the same extent as the laws in other jurisdictions. Further, as we expand our business into the Middle East, we will need to pursue protection of our intellectual property rights in this region.

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

Under applicable PRC laws, the supply of precious metals such as platinum, gold and silver is highly regulated by certain government agencies, such as the People’s Bank of China, or the PBOC. The Shanghai Gold Exchange is the only PBOC authorized supplier of precious metal materials and is our primary source of supply for our raw materials, which substantially consist of precious metals. We are required to obtain and hold several memberships and approval certificates from these government agencies in order to continue to conduct our business. We may be required to renew such memberships and to obtain approval certificates periodically. If we are unable to renew these periodic memberships or approval certificates, it would materially affect our business operations. We are currently in good standing with these agencies.

We have also been granted independent import and export rights. These rights permit us to import and export jewelry into and out of China. With the relatively lower cost of production in China, we intend to expand into overseas markets after the launch of our China-based retail plan. We do not currently have plans to import jewelry into China.

Environmental Protection

Our production facilities in Wuhan are subject to environmental regulation by both the central government of the PRC and by local government agencies. We have obtained all necessary operating permits as required from the Environmental Protection Bureau, and believe that we are in compliance with local regulations governing waste production and disposal, and that our production facilities have met the public safety requirements regarding refuse, emissions, lights, noise and radiation. Since commencement of our operations, we have not been cited for any environmental violations. Because our production process creates almost no waste water or pollution, our costs for environmental compliance have been minimal. In 2013 and 2012 our costs for environmental compliance were approximately $7,257 and $10,933, respectively.

Tax

Wuhan Kingold was incorporated in the PRC and is subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25.0%.

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

Employees

As of December 31, 2013, we had approximately 532 full-time employees, all of whom were located in PRC except for our chief financial officer. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. Our full-time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $252,564 and $234,753 for the years ended December 31, 2013, and 2012, respectively. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

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

Company History

Since December 2009, we have been engaged in the design, manufacturing and sale of gold jewelry in the PRC via a variable interest entity relationship with Wuhan Kingold, a PRC company.

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

Acquisition of Kingold and Name Change

In December 2009, we acquired 100% of Dragon Lead from the shareholders of Dragon Lead in a share exchange transaction pursuant to which the shareholders of Dragon Lead exchanged 100% ownership in Dragon Lead for 33,104,234 shares of our common stock. As a result, Dragon Lead became our wholly owned subsidiary. Dragon Lead owns 100% of Vogue-Show and Vogue-Show controls Wuhan Kingold through a series of variable interest entity agreements. We currently operate through Dragon Lead and Vogue-Show.

In February 2010, we changed our name to Kingold Jewelry, Inc. to better reflect our business.

Organizational History of Dragon Lead and its Subsidiaries

Dragon Lead, a British Virgin Islands, or BVI corporation, was incorporated in the BVI on July 1, 2008 as an investment holding company. Dragon Lead owns 100% of the ownership interest in Vogue-Show.

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

The VIE Agreements

Our relationship with Wuhan Kingold and its shareholders is governed by a series of contractual arrangements, which agreements provide as follows:

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

Pledge of Equity Agreement.  On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered into a Pledge of Equity Agreement, pursuant to which each such shareholder pledges all of his shares of Wuhan Kingold to Vogue-Show in order to guarantee performance under the Exclusive Management Consulting and Technical Support Agreement, Shareholders’ Voting Proxy Agreement and the Purchase Option Agreement. Following the October 20, 2011 amendment to this agreement, shareholders holding 100% of the equity interest in Wuhan Kingold have now entered into the Pledge of Equity Agreement. If Wuhan Kingold or any of its respective shareholders breaches its respective contractual obligations, Vogue-Show, as pledgee, will be entitled to certain rights, including the right to foreclose on the pledged equity interests.

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

The purpose of the reverse acquisition was to acquire control over Wuhan Kingold. We did not acquire Wuhan Kingold directly through the issuance of stock to Wuhan Kingold’s stockholders because under PRC law it is uncertain whether a share exchange would be legal. We instead chose to acquire control of Wuhan Kingold through the acquisition of Vogue-Show and the VIE arrangements previously described in this Annual Report on Form 10-K. Certain rules and regulations in the PRC restrict the ability of non-PRC companies that are controlled by PRC residents to acquire PRC companies. There is significant uncertainty as to whether these rules and regulations require transactions of the type contemplated by our VIE arrangements, or of the type contemplated by the Call Option described below, to be approved by the PRC Ministry of Commerce, the China Securities and Regulatory Commission, or other agencies. For a discussion of the risks and uncertainties arising from these PRC rules and regulations, see “Risk Factors — Risks Related to Doing Business in the PRC — Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock,” beginning on page 21.

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

ITEM 1A.  RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2013 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

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

While the Chinese economy has experienced rapid growth in the past decade, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In recent years, Chinese economy has been slowing down, and in 2013, GDP growth was 7.7%. The slowing economy might have impact on consumer demand, which could adversely impact our business.

Most of our sales are of products that include gold, precious metals and other commodities, and fluctuations in the availability and pricing of commodities would adversely impact our ability to obtain and make products at favorable prices.

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. In the past, we have not hedged our requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing. A significant increase in the price of gold could increase our production costs beyond the amount that we are able to pass on to our customers, which would adversely affect our sales and profitability. A significant disruption in our supply of gold or other commodities could decrease our production and shipping levels, materially increase our operating costs and materially and adversely affect our profit margins. Shortages of gold or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. Although we generally attempt to pass increased commodity prices to our customers, there may be circumstances in which we are not able to do so. In addition, if we were to experience a significant or prolonged shortage of gold, we would be unable to meet our production schedules and to ship products to our customers in a timely manner, which would adversely affect our sales, margins and customer relations.

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

We recently acquired land-use rights and intend to develop industrial land into what we expect to be called the Kingold Jewelry International Industry Park for approximately RMB1.0 billion. Even if we are able to raise the necessary financing, we have no prior experience developing industrial land, nor as being a landlord or operator of real estate. Accordingly, there is a risk that we may not realize the value of this investment.

On October 23, 2013, Wuhan Kingold acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park for approximately RMB1.0 billion (approximately US$164 million at the spot rate). The acquisition agreement contemplates development and construction of the parcel with payments for the project made upon completion of certain building installments, as outlined in the agreement. We currently intend to finance the development predominantly with bank loans supplemented by operating cash flows, and where possible, deposits or advances we may receive from lessees. However, there can be no guarantee that we will be successful in raising the necessary financing from these sources, or on terms that we deem commercially reasonable, and may either need to seek alternative sources of financing, or abandon the project. Accordingly, there is a risk that we may not complete the development of the project. Further, the land is currently designated as industrial, while our plans are for a commercial use. If we are not successful in modifying the land use, a procedure that can be complicated and lengthy in the PRC, it could affect the value of our investment and our plans. Moreover, even if we obtain certain sales certificates giving us effectively the right to use the land for commercial purposes in the PRC, there can be no guarantee that future government policies will continue to interpret land use regulations in this manner, and we may have to undertake a formal modification of the land use registration.

In addition, even if we are successful in building out the Jewelry Park, which we currently intend to complete by mid-2015, there can be no guarantee that we will be successful in attracting tenants to our project, or that even if we attract tenants, that it will be a successful business endeavor. Accordingly, there is a risk that we may never realize the full benefit from this investment.

Our ability to maintain or increase our revenue could be harmed if we are unable to strengthen and maintain our brand image.

We believe that the primary factors in facilitating customer buying decisions in China’s jewelry sector include price, confidence in the merchandise sold, and the level and quality of customer service. The ability to differentiate our products from competitors’ by our brand-based marketing strategies is a key factor in attracting consumers, and if our strategies and efforts to promote our brand, such as television and magazine advertising and beauty contest sponsorships fail to garner brand recognition, our ability to generate revenue may suffer. If we are unable to differentiate our products, our ability to sell our products wholesale and our planned sale of products retail will be adversely affected. If we fail to identify or react appropriately or timely to customer buying decisions, we could experience a reduction in consumer recognition of our products, a diminished brand image, higher markdowns, and costs to recast overstocked jewelry. These factors could result in lowering selling prices and sales volumes for our products, which could adversely affect our financial condition and results of operations

There is only one source in China for us to obtain the precious metals used in our jewelry products; accordingly, any interruptions of our arrangement with this source would disrupt our ability to fulfill customer orders and substantially affect our ability to continue our business operations.

Under PRC law, the supply of precious metals such as platinum, gold, and silver is highly regulated by PRC government agencies. The Exchange is the only supplier in China for gold used for our jewelry products (including the gold we lease from leading PRC banks). We are required to obtain and maintain several membership and approval certificates from government agencies in order to do business involving precious metals. The loss of our relationship or failure to renew our membership with the Exchange, or its inability to furnish precious metals to us (or the banks we lease from) as anticipated in terms of cost, quality, and timeliness, would adversely affect our ability to fulfill customer orders in accordance with our required delivery, quality, and performance requirements. If this situation were to occur, we would not have any alternative suppliers in China to obtain our raw materials from, which would result in a decline in revenue and revenue potential, and ultimately risk the overall continuation of our business operations.

If we are not able to adapt to changing jewelry trends in China, our inventory may be overstocked and we may be forced to reduce the price of our overstocked jewelry or incur the cost to recast it into new jewelry.

Our jewelry sales depend on consumer fashions, preferences for jewelry and the demand for particular products in China. Jewelry design trends in China can change rapidly. The ability to accurately predict future changes in taste, respond to changes in consumer preferences, carry the inventory demanded by customers, deliver the appropriate quality, price products correctly, and implement effective purchasing procedures all have an important influence on determining sales performance and maximizing gross margin. If we fail to anticipate, identify or react appropriately to changes in styles and trends, we could experience excess inventories, higher than normal markdowns or an inability to sell our products. If such a situation were to exist, we would need to incur additional costs to recast our products to fit the demand, and the labor and manufacturing costs previously invested in the recast products would be lost.

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

Our business depends directly on the performance of roughly 300 of our major distributors, which we also refer to as our customers. No customer accounted for more than 10% of our gross revenue in 2012 or 2013. As we do not have long-term contracts with our distributors, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors and replacing any distributor is difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net sales.

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

We have outstanding borrowings, and we may not be able to obtain extensions when they become mature.

Our notes payable to banks for short-term borrowings as of December 31, 2013 and 2012 were approximately $49.6 million and $6.3 million, respectively. These loans are currently secured by restricted cash of approximately $7.4 million on deposit at the various lender banks, as well as the personal credit of our Chairman and Chief Executive Officer. Our bank loans have been, and may be, collateralized by gold inventory, our buildings, plant and machinery, as well as pledges of Au9995 gold (by both us and an affiliate) or such other collateral as we may agree from time to time with the bank lender. Our notes payable to banks for long-term borrowings as of December 31, 2013 and 2012 were approximately $29.0 million and $nil million, respectively. Interest expense paid for the years ended December 31, 2013 and 2012 were $1.0 million and $0.4 million respectively.

Although we have renewed our borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature or that we will choose to renew these loans as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, or if we choose not to obtain renewals of these loans, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

The loss or significant reduction in business of any of our key customers, or our inability to successfully execute our planned expansion of our customer base, may affect our revenues and earnings.

We are dependent on a limited number of customers in China for a large portion of our business. During the year ended December 31, 2013, approximately 27.4% of our net sales were generated from our five largest customers as compared to 25.0% for the year ended December 31, 2012. Our largest customer accounted for approximately 6.5% of our net sales during the years ended December 31, 2013. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of those customers, or any of our other customers to which we sell a significant amount of our products, or any significant portion of orders from those customers, or any material adverse change in the financial conditions of such customers could negatively affect our revenues and decrease our earnings, if we cannot find new customers in a timely manner.

In 2014, we plan to expand our business beyond the borders of China and to avail ourselves of opportunities to develop customer base in the fast-growing Middle East gold market. If our proposed joint venture with KSS to source gold, manufacture gold products, and sell such products is not successful and we cannot find customers in a timely manner, we may not realize any benefit from our investment of time and resources in pursuing this opportunity.

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

Global financial crises and economic downturns may have an adverse effect on our businesses, results of operation and financial condition.

Global economic conditions can have an effect on our business. If there is an additional global financial crisis or economic downturn, such as that which occurred in 2008, it may adversely affect economies and businesses around the world, including in China, which in turn will have an adverse impact on our business and operations.

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

Risks Related to Doing Business in the PRC

Substantially all of our assets are located in China and as of March 2014, all of our revenues are currently derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon what business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

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

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

On August 8, 2006, the PRC Ministry of Commerce, or MOFCOM, joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises, or the Revised M&A Regulations, which took effect September 8, 2006. These rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, these rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those that provide for the granting of stock options. For any plans that are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As we are a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with our company, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China or the Middle East based upon U.S. laws, including the federal securities laws, or other foreign laws against us or our management.

All of our current operations, including the manufacturing and distribution of jewelry, are conducted in China, and are planned to expand into the Middle East in 2014. Moreover, most of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China or the Middle East would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or the Middle East against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Vogue-Show manages and operates our gold jewelry business through Wuhan Kingold pursuant to the rights it holds under the VIE Agreements. Almost all economic benefits and risks arising from Wuhan Kingold’s operations are transferred to Vogue-Show under these agreements. Details of the VIE Agreements are set out in “Business — Company History” of this Annual Report on page 9.

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

Our chairman and chief executive officer, Zhihong Jia, will beneficially own or control approximately 24.5% of our outstanding shares if he chooses to fully exercise his Call Option to purchase shares of Famous Grow. Mr. Jia thereafter could possibly have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Jia may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Jia, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Jia may differ from the interests of our other stockholders.

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

The market price for our shares increased from $1.17 on January 2, 2013 to $2.13 on October 17, 2013, and then dropped to $1.68 as of December 31, 2013. Volatility in the price of our shares may result in shareholder litigation that could in turn result in substantial costs and a diversion of our management’s attention and resources.

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

If we continue to fail to maintain effective internal control over financial reporting or effective disclosure controls and procedures, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal control over financial reporting and put in place appropriate disclosure controls and procedures to allow our management to make timely decisions regarding required disclosures. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of our internal control over financial reporting could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

For 2013, our management determined that we had a material weakness in our internal control over financial reporting due to some problems with cash management, as well as continued ineffective disclosure controls and procedures, and other significant deficiencies due to inadequate controls over the appropriate approval procedures for certain material transactions, inadequate controls over certain material cash transactions, and lack of technical competency in review and recording of non-routine or complex transactions. Although we intend to put in place a remedial plan to rectify such material weakness in 2014, and have already adopted resolutions limiting the power of management to engage in certain transactions above a certain financial threshold absent board approval, issues could arise in the future. Moreover, our management concluded that our disclosure controls and procedures continued to be ineffective this year because we continued to fail to disclose the entry into certain material agreements within the time periods required by the Commission.

Although we are evaluating how to improve the effectiveness of our disclosure controls and procedures and are evaluating additional remedial measures, such efforts may not be successful. In addition, management’s assessment of internal control over financial reporting may identify additional material weaknesses or significant deficiencies that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived material weaknesses or significant deficiencies that need to be addressed in our internal control over financial reporting, or the actual or perceived ineffectiveness of our disclosure controls and procedures could have an adverse impact on the price of our common stock.

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

These new requirements and the changes we may adopt as a result of compliance with them may prove both costly and time-consuming. The disclosure requirements, which begin in 2014, will necessitate due diligence efforts to identify the sources of conflict minerals contained in our products. Because we currently acquire our gold directly from the Exchange or leading Chinese banks, or lease it from leading Chinese banks, there is uncertainty as to the amount of diligence we may be able to do on our supply chain. Further, we now plan to expand into the Middle East, which will add additional sources of gold, but raise additional challenges for us to diligence our supply chain.

Implementation of these regulations will require us to divert management attention and resources away from our business operations. In addition, as conflict-free minerals may only be available from a limited pool of suppliers, it may or may not include the Exchange, our primary source of gold. In addition, if we are unable to sufficiently verify the origin of all conflict minerals used in our products, we may face reputational challenges with customers, stockholders, or other stakeholders.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices and our factory are located in #15 Huangpu Science and Technology Park, Jiang’an District, Wuhan, Hubei Province, China, with a total construction area of approximately 74,933 square feet built on a parcel of state owned land. We own all of our office and factory facilities except for land with regard to which we own land use rights. There is no private ownership of land in the PRC. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Our land use certificate for our current offices and factory expires on January 26, 2055. Our Vogue-Show subsidiary rents 96 square meters of office space from Wuhan Kingold at an annual rental rate of $1,500 per year. The lease on this office space expires at the end of January, 2022.

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

In October 2013, Wuhan Kingold our controlled subsidiary, entered into an agreement with Wuhan Wansheng House Purchasing Limited to acquire 100% ownership of the Shanghai Creative Industry Park, which is proposed to be renamed the Kingold Jewelry International Industry Park, which we refer to as the Jewelry Park. The Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

Pursuant to the Agreement, we acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park, and authorized Wuhan Wansheng, as agent, to complete construction of the Jewelry Park. The total floor space of the Jewelry Park is expected to be approximately 193,000 square meters (approximately 2,068,275 square feet). We plan to utilize the completed Jewelry Park as our new operation center, an additional manufacturing facility, as well as a show center and space for both Kingold as well as other jewelry manufacturers in China.

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

	High	Low
2013

First Quarter	$1.60	$1.08
Second Quarter	$1.50	$1.09
Third Quarter	$1.74	$0.96
Fourth Quarter	$2.45	$1.52

2012

First Quarter	$2.24	$1.12
Second Quarter	$2.93	$1.34
Third Quarter	$1.86	$1.31
Fourth Quarter	$1.55	$0.97

Holders

On March 28, 2013, the closing sale price of our shares of common stock was $1.62 per share and there were 65,953,462 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 82 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)

Equity Plan Approved by Security Holders (2011) (1)	1,710,000	$2.50	3,290,000
Equity Plan Approved by Security Holders (2012) (2)	1,300,000	$1.22	2,080,000

(1)      On March 24, 2011, our Board of Directors voted to adopt the 2011 Stock Incentive Plan, or the Plan, which was approved at our annual shareholders’ meeting held on June 6, 2012, or the Plan Adoption Date. The Plan and the conditional option grants previously approved by our Compensation Committee were ratified by our shareholders at our annual meeting on October 31, 2011. The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of our common stock will be granted.

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

(3)     On July 16, 2013, we granted 90,000 options with an exercise price of $1.18 to certain members of management and directors. These options can be exercised within ten years from the Plan Adoption Date once they become exercisable. At December 31, 2013, there were 1,990,000 shares of common stock that may be issued in the future pursuant to the Plan.

Purchases of Equity Securities

During the year ended December 31, 2013, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

Cost of Sales

Our cost of sales consists principally of the cost for raw materials, primarily gold. We generally purchase gold directly from the Shanghai Gold Exchange, of which we are a member. Beginning in 2013, we also started to lease gold from leading commercial banks in China to increase our gold supply and fuel our growth. We generally do not enter into long term purchase agreements for gold. During recent years, the price of gold on the international gold market has experienced periods of significant fluctuation. We have been attempting to offset gold price fluctuations by locking in the price at the time an order is placed, as well as passing on the price to purchasers. See “Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.”

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

The government owns all of the land in the PRC. Companies or individuals are authorized to use the land only through land use rights granted by the PRC government. Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease. Amortization expense was $12,205 and $11, 978 for 2013 and 2012, respectively.

Gross Profit, Gross Margin and Inventory Carrying Value

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At December 31, 2013, we had approximately 5.0 metric tons of gold in our inventory, all of which had been sold in excess of the carrying value by the date of this report.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No events or changes in our business or circumstances required us to test for impairment of our long-lived assets during 2013 and 2012, and accordingly, we did not recognize any impairment loss during these periods.

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

Results of Operations

YEARS ENDED DECEMBER 31, 2013 AND 2012

The following table sets forth information from our statements of income and comprehensive income for the years ended December 31, 2013 and 2012 in U.S. dollars.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the years ended December 31,
	2013	2012

NET SALES	$1,189,915,923	$915,732,800

COST OF SALES
Cost of sales	(1,137,310,949)	(863,563,502)
Depreciation	(1,277,374)	(1,253,256)
Total cost of sales	(1,138,588,323)	(864,816,758)

GROSS PROFIT	51,327,600	50,916,042

OPERATING EXPENSES
Selling, general and administrative expenses	4,749,488	4,550,669
Stock compensation expenses	1,532,563	1,178,313
Depreciation	155,216	148,979
Amortization	12,205	11,978
Total operating expenses	6,449,472	5,889,939

INCOME FROM OPERATIONS	44,878,128	45,026,103

OTHER INCOME (EXPENSES)
Interest income	56,253	-
Other expense	(81)	(17,407)
Interest expense	(5,411,812)	(444,997)
Total other expenses, net	(5,355,640)	(462,404)

INCOME FROM OPERATIONS BEFORE TAXES	39,522,488	44,563,699

INCOME TAX PROVISION (BENEFIT)
Current	11,454,787	11,893,370
Deferred	(272,225)	-
Total income tax provision	11,182,562	11,893,370

NET INCOME	$28,339,926	$32,670,329

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$5,820,020	$(62,772)

COMPREHENSIVE INCOME	$34,159,946	$32,607,557

Earnings per share
Basic	$0.45	$0.61
Diluted	$0.44	$0.60
Weighted average number of shares
Basic	63,495,520	53,590,528
Diluted	63,902,912	54,359,564

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Net Sales

Net sales for the year ended December 31, 2013 increased to $1,189.9 million, an increase of $274.2 million, or 29.9%, from net sales of $915.7 million for the year ended December 31, 2012. The increase in net sales was primarily driven by the increased amount of products sold, partially offset by the decrease in the price of gold. Approximately $402.5 million of the increase was attributable to increases in demand and volume, which were offset by approximately $145.7 million due to the decrease in the price of gold, and the remaining increase was due to the translation gain.

We have taken full advantage of continued demand for gold products from Chinese consumers. According to the World Gold Council, total consumer demand for gold in China reached 1,065.8 tons in 2013, a 32.1% increase over 2012, with jewelry accounting for 668.7 tons in 2013 (a 28.9% increase over 2012), and investment gold accounting for 397.1 tons in 2013 (a 37.9% increase over 2012).

More specifically, the increase in net sales was mainly attributable to growth in our investment gold business, which accelerated in 2013. In 2012, we signed agreements with four major Chinese national banks (the Bank of Communications, China Merchant Bank, CITIC Bank and Wuhan Rural Commercial Bank). In 2013, we expanded our investment gold business with additional banks, including China Construction Bank, one of the largest banks in China, and Xingye Bank. Total revenue from our investment gold business reached approximately $106.0 million in 2013, or approximately 8.9% of our total revenue in 2013 (as compared with approximately $44.4 million, or 4.8% of our total revenue in 2012). Our investment gold business has been developed in Beijing, Hubei, Jiangsu, Jiangxi, Liaoning, Zhejiang, Henan and Sichuan Provinces. We believe that there are opportunities to expand this business into more than 4,000 additional retail bank branches. To provide an adequate supply of gold for this expansion, beginning in 2013, we entered into gold lease arrangements with certain major Chinese commercial banks, initially China Construction Bank and Shanghai Pudong Development Bank Ltd, and later in the year, CITIC Bank Corporation Limited.

	Gold processed for the twelve months ended December 31,

	2012			2013
	Metric	Sales	Sales/ Metric Ton	Metric	Sales	Sales/ Metric Ton
	Tons	($ Million)	($ Million)	Tons	($ Million)	($ Million)
Total	37.8	$915.7	$24.3	51.1	$1,190.0	$23.3
Branded	18.9	$893.9	$47.4	28.6	$1,159.6	$40.5
Customized	18.9	$21.8	$1.2	22.5	$30.4	$1.4

Cost of sales

Cost of sales for the year ended December 31, 2013 increased to $1,138.6 million, an increase of $273.8 million, or 31.7% from $864.8 million for 2012. The increase was primarily attributable to the increased amount of gold required to fulfill our increased sales volume for the year ended December 31, 2013. Approximately $388.8 million of the increase was due to increased amount of gold purchased to meet increased demand, which was partially offset by approximately $130.7 million due to decreases in the price of gold price, and the remaining increase in cost of sales was due to the translation gain from exchange rate fluctuations.

Gross profit

Gross profit for the year ended December 31, 2013 increased to $51.3 million, an increase of $0.4 million, or 0.8%, from $50.9 million for 2012. Gross profit decreased mainly because the price of gold decreased in 2013, and we had higher cost per unit due to gold purchased in 2012, which had a higher price in 2012. Gross margin decreased primarily because our product mix shifted more toward branded production (where we buy the gold), which has lower margin than customized production (where customers furnish the gold). Branded production accounted for 56.0% of total production (28.6 metric tons) in 2013 compared to 49.9% of total production (18.9 metric tons) in 2012; the more branded production as percentage of total sales, the lower the total gross margin.

Expenses

Total operating expenses for the year ended December 31, 2013 were $6.4 million, an increase of $0.6 million or 9.5%, from $5.9 million for 2012. The increase was mainly due to increased stock compensation expense of $0.4 million due to the issuance of stock, as well as $0.2 million additional selling, general and administrative expenses due to our expanded sales efforts in our investment gold business.

Interest expense was $5.4 million for the year ended December 31, 2013, a substantial increase of $5.0 million, compared to $0.4 million in 2012. Interest expense increased mainly because we had gold leases for all of 2013 and obtained an aggregate of approximately $49.6 million in short-term loans in the fourth quarter of 2013 to finance the down payment on the Jewelry Park (see Note 6 to our consolidated financial statements included elsewhere in this report for a description of these loans and Note 5 for a description of the Jewelry Park acquisition and the discussion in “—Liquidity and Capital Resources below). Approximately $18 million due to CITIC Bank was due in March 2014 and has already been paid off. An aggregate of $31.7 million is maturing in April 2014 ($7.9 million due to Xingye Bank, $15.6 million due to CITIC Bank and $8.2 million due to Bank of Hubei), and we current plan to pay them off at maturity.

Our provision for income tax expense was $11.2 million for the year ended December 31, 2013, a decrease of $0.7 million, or 6.0%, from $11.9 million for 2012. The decrease was primarily due to less taxable income as a result of increased operating expenses and interest expenses.

Other comprehensive income attributable to common stockholders was approximately $5.8 million for the year ended December 31, 2013, compared to other comprehensive loss of $0.6 million for the year ended December 31, 2012. In 2013, the RMB appreciated substantially against the U.S. dollar while remaining relatively stable in 2012.

Net Income Attributable to Common Stockholders

For the foregoing reasons, our net income decreased to $28.3 million for the year ended December 31, 2013, from $32.6 million for the same period in 2012, a decrease of $4.3 million or 13.3%.

Cash Flow

Net cash used in operating activities.

We generated $7.7 million of net cash from operating activities for the year ended December 31, 2013, compared to using $7.1 million of net cash for operating activities in 2012. Our operating activities provided more cash in 2013 mainly because our inventory build-up was slowed in 2013 due to the fact that we began leasing gold in 2013, which is not part of inventory, as well as the volatility of the gold market in 2013.

Analysis and Expectations. Our net cash from operating activities can fluctuate significantly due to changes in our inventories. Other factors that may vary significantly include our accounts payable, purchases of gold and income taxes. Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and the other factors described above change with increased production and the purchase of larger or smaller quantities of raw materials. These fluctuations could cause net cash from operating activities to decrease, even if our net income grows as we continue to expand. Although we expect that net cash from operating activities will increase over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular accounting period.

Net cash used in investing activities.

We used $32.4 million of net cash for investing activities for the year ended December 31, 2013, compared to $150,091 in 2012. The drastic increase is due to our $32.3 million down payment to acquire the Jewelry Park. See Note 5 to our consolidated financial statements for additional information regarding this acquisition and the discussion in “—Liquidity and Capital Resources” below.

Analysis and Expectations. While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term future as we continue to invest in the development of the Jewelry Park and make payments pursuant to the terms of our agreement.

Net cash provided by financing activities.

Net cash provided by financing activities was $23.3 million for the year ended December 31, 2013, compared to $1.0 million in 2012. The substantial change resulted from the following: in January 2013, we issued 7.0 million shares and warrants to acquire an additional 2.8 million shares to three individual investors for gross proceeds of $12.6 million, and in April 2013, warrants were exercised to acquire 2.5 million shares for gross proceeds of $4.5 million. In addition, in the fourth quarter, we borrowed an aggregate of approximately $49. 6 million in short-term loans from CITIC Bank, Xingye Bank and Bank of Hubei to finance the Jewelry Park acquisition. These activities were partially offset by our loan of approximately $65.4 million to a company owned by one of the directors of Wuhan Kingold on December 31, 2013, to provide temporary funds for its capital verification purposes. These funds were subsequently repaid in full on January 2, 2014. In December 2013, Wuhan Kingold borrowed approximately $12.9 million loan from the same entity to meet its temporary working capital needs. The loan had an annual interest rate of 6.0% and was repaid at maturity on January 28, 2014.

Analysis and Expectations. We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production and to make additional payments to finance the planned Jewelry Park project.

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

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31,	December 31,	December 31,
	2013	2012	2011

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.1122	$1=RMB 6.3086	$1=RMB 6.3056

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.1943	$1=RMB 6.3116	$1=RMB 6.4615

Total translation loss recorded for the year ended December 31, 2012 was $62,772. Total translation gain recorded for the year ended December 31, 2013 was $5,820,020.

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

Liquidity and Capital Resources

At December 31, 2013, we had $2.3 million in cash and cash equivalents compared to $2.5 million at December 31, 2012. At December 31, 2013, we had $12.6 million in restricted cash compared to nil at December 31, 2012. This restricted cash (along with our Chairman and Chief Executive Officer’s personal credit) secures our obligations under our bank loans and gold lease agreements. We have historically financed our operations with cash flow generated from operations, as well as through short-term bank loans (which generally have a term of one year, although our recent loans have been for three or four month terms). At December 31, 2012, we had an outstanding short-term loan from CITIC Bank Corporation Limited for an aggregate amount of $6.3 million, which had an interest rate of 6.6% and was paid at maturity in November 2013. At December 31, 2013, we had outstanding short-term loans of $49.6 million from Xing Ye Bank ($7.9 million), CITIC Bank ($33.6 million) as well as Hubei Bank ($8.1 million), some of which has been repaid. The amounts outstanding under these bank loans are presented in our financial statements as “short-term loans.” For additional information regarding our short-term loans (some of which have already matured and been repaid), see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In China, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an ongoing basis shortly before they mature. Although we have generally renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. We may also choose not to renew them, such as the short-term loans that matured in March 2014. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowing or that additional debt or equity financing will be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months, including to pay required installments under the Jewelry Park acquisition agreement. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs.

We have an aggregate of RMB1.0 billion of payments due under the Jewelry Park acquisition agreement (approximately RMB250 million has been paid to date). The payment schedule is as follows:

Date	Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	33
January 2014	50	8
June 2014	100	16
September 2014	150	5
January 2015	250	41
June 2015	250	41
Total	RMB1,000	$164

* Includes initial deposit made to seller

** In US$ based on the spot rate

For additional information regarding this acquisition agreement, see Note 5 to our consolidated financial statements appearing elsewhere in this report.

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

When we deem appropriate, we may use our cash on hand to purchase shares of our common stock in the open market. However, the Stock Repurchase Plan authorized in July 2012 providing for the repurchase by us of up to $10 million of issued and outstanding shares of our common stock in the open market or in privately negotiated transactions at any time and from time to time during the twelve-month period ending July 12, 2013 was never utilized.

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

Foreign Currency Exchange Rate Risk

Given that substantially all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or the PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past five years, RMB has appreciated 13.5% against the U.S. dollar (from 1 U.S. dollar = 7.2946 RMB on January 1, 2008 to 1 U.S. dollar = 6.1122 RMB on December 31, 2013). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our notes payable to banks for short-term borrowings as of December 31, 2013 and 2012 were approximately $49.6 million, and $6.3 million, respectively. Our notes payable to banks for long-term borrowings as of December 31, 2013 and 2012 were approximately $29.0 million, and $nil million, respectively. Interest expense paid for the years ended December 31, 2013 and 2011 were $1.0 million, and $444,997, respectively.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Due to the timing of the disclosures regarding the entry into certain material agreements and our ineffective cash management, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In order to remedy our ineffective disclosure controls and procedures, we intend to implement additional new processes and procedures to clarify internal reporting channels to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis.

Based on the assessment, management determined that, as of December 31, 2013, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Lack of appropriate approval procedures for certain material transactions;

•	Inadequate controls over material cash transactions with a related party, including failure to obtain board approval and failure to record in a timely manner; and

•	Lack of resources with technical competency to review and record non-routine or complex transactions.

In order to remedy the material weakness of inadequate controls over cash management as described above, our Board has already adopted resolutions requiring management to seek Board approval prior to entering into any transactions with a value in excess of $250,000. Further, we intend to explore implementing additional policies and procedures which may include:

•	Reporting other material transactions to the Board and obtain proper approval; and

•	Recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2013.

Although not required because we are a smaller reporting company, the effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Friedman LLP, an independent registered public accounting firm, as stated in their report which is included under Item 9A of this Annual Report. Their report expresses an adverse opinion as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kingold Jewelry, Inc.

We have audited the internal control over financial reporting of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2013:

●	Lack of appropriate approval procedures for certain material transactions;

●	Inadequate controls over material cash transactions with a related party, including failure to obtain board approval and failure to record timely; and

●	Lack of resources with technical competency to review and record non-routine or complex transactions.

The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements for the year ended December 31, 2013, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated March 31, 2014 expressed an unqualified opinion on those financial statements.

/s/ Friedman LLP

New York, New York

March 31, 2014

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a)	Directors of the Registrant.

Information with respect to our Directors is set forth under the heading “Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to our executive officers is set forth under the heading “Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning our audit committee is set forth under the heading “Committee Composition” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning our audit committee financial expert is set forth under the heading “Committee Composition” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to our Board of Directors is set forth under the heading “Director Nominations” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) Exhibits

Exhibit No.	Description
2.1	Reverse Acquisition Agreement, dated September 29, 2009, by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
4.2	Warrant to purchase 200,803 shares of the Registrant’s Common Stock issued to Parkland Ltd., dated December 22, 2009 (incorporated by reference to Exhibit 4.5 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.3	Warrant to purchase 100,402 shares of the Registrant’s Common Stock issued to Great Places LLC, dated December 22, 2009 (incorporated by reference to Exhibit 4.8 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.4	Warrant to purchase 30,120 shares of the Registrant’s Common Stock issued to Donald Rosenfeld, dated December 22, 2009 (incorporated by reference to Exhibit 4.9 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).

4.5	Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Randall Cox, dated December 22, 2009 (incorporated by reference to Exhibit 4.12 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.6	Warrant to purchase 20,080 shares of the Registrant’s Common Stock issued to Silicon Prairie Partners, dated December 22, 2009 (incorporated by reference to Exhibit 4.13 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.7	Warrant to purchase 10,040 shares of the Registrant’s Common Stock issued to Michael Harris, dated December 22, 2009 (incorporated by reference to Exhibit 4.14 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.8	Warrant to purchase 1,684,789 shares of the Registrant’s Common Stock issued to Michael Gardner, dated December 22, 2009 (incorporated by reference to Exhibit 4.16 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.9	Warrant to purchase 850,000 shares of the Registrant’s Common Stock issued to Sienna Holdings Limited, dated December 22, 2009 (incorporated by reference to Exhibit 4.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.10	Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to David Jaroslawicz, dated December 22, 2009 (incorporated by reference to Exhibit 4.24 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.11	Warrant to purchase 100,000 shares of the Registrant’s Common Stock issued to JP Huang, dated December 22, 2009 (incorporated by reference to Exhibit 4.25 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.12	Warrant to purchase 750,000 shares of the Registrant’s Common Stock issued to Michael Gardner, dated October 6, 2008, as amended on December 16, 2009 (incorporated by reference to Exhibit 4.27 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.13	Warrant to purchase 125,000 shares of the Registrant’s Common Stock issued to Daryl Cramer, dated October 6, 2008, as amended on December 16, 2009 (incorporated by reference to Exhibit 4.28 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.14	Warrant to purchase 125,000 shares of the Registrant’s Common Stock issued to Michael Harris, dated October 6, 2008, as amended on December 16, 2009 (incorporated by reference to Exhibit 4.29 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
4.15	Form of Warrant, dated January 10, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on January 11, 2013).
10.1	Exclusive Management Consulting and Technical Support Agreement, dated June 30, 2009, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.2	Shareholders’ Voting Proxy Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.3	Purchase Option Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 8, 2010).
10.4	Pledge of Equity Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.5	Amended and Restated Call Option Agreement, dated December 17, 2009, by and between Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.11 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
10.6	Lease Agreement (English translation), dated February 1, 2009, by and between Wuhan Kingold and Vogue Show (incorporated by reference to Exhibit 10.16 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010). The Lease Agreement terminated in February 2012 and was renewed for another three years.

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
10.8**	Employment Agreement, dated November 18, 2010, between Registrant and Zhihong Jia (incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).
10.9**	Employment Agreement, dated April 1, 2008, and amended October 28, 2010 between Wuhan Kingold and Bin Zhao (incorporated by reference to Exhibit 10.19 to our Registration Statement filed on Form S-1 with the Commission on December 1, 2010).
10.10**	Acknowledgement Letter, dated October 29, 2010, between Zhihong Jia and Bin Zhao (incorporated by reference to Exhibit 10.20 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).
10.11**	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement, dated October 20, 2011, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.12	Shareholders’ Voting Proxy Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.13	Purchase Option Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.14	Pledge of Equity Agreement, dated October 20, 2011, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.15**	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011).
10.16**	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on December 30, 2011).
10.17**	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on December 30, 2011).
10.18	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.19	Stock Loan and Repurchase Agreement, dated October 4, 2012, between Kingold Jewelry, Inc. and Equities First Holdings LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 4, 2012).
10.20	Subscription Agreement, dated January 10, 2013, between Kingold Jewelry, Inc. and the subscribers named therein (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 11, 2013).
10.21	Working Capital Loan Contract (English translation), dated November 28, 2012, between Wuhan Kingold Jewelry Company Limited and CITIC Bank Corporation Limited (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 16, 2013).
10.22	Working Capital Loan Contract (English translation), dated November 28, 2012, between Wuhan Kingold Jewelry Company Limited and CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on January 16, 2013).
10.23	Gold Leasing Agreement (English translation), dated December 20, 2012, between Wuhan Kingold Jewelry Company Limited and China Construction Bank Corporation - Wuhan Jiang’an Branch (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on January 16, 2013).
10.24	Gold Lease Framework Agreement (English translation), dated January 1, 2013, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 6, 2013).
10.25	Gold Leasing Agreement (English translation), dated January 25, 2013, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 6, 2013).

10.26	Gold Leasing Agreement (English translation), dated February 22, 2013, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on March 6, 2013).
10.27**	Executive Employment Agreement between Kingold Jewelry, Inc. and Bin Liu, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 5, 2013).
10.28	Acquisition Agreement (English translation), dated October 23, 2013, among Wuhan Kingold Jewelry Company Limited, Wuhan Wansheng House Purchasing Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.29	Notice of Credit Line Changes (English translation), dated August 8, 2013, from China Construction Bank Corporation Wuhan Jiang’an Branch (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.30	Working Capital Loan Contract (English translation), dated December 5, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.31	Working Capital Loan Contract (English translation), dated December 5, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.32	Working Capital Loan Contract (English translation), dated December 5, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.33	Working Capital Loan Contract (English translation), dated December 6, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.4 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.34	Working Capital Loan Contract (English translation), dated December 6, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.5 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.35	Working Capital Loan Contract (English translation), dated December 6, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.6 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.36	Loan Contract of Circulating Fund (English translation), dated December 10, 2013, between Wuhan Kingold Jewelry Company Limited and Hubei Bank Co., Ltd. (Jiang’an Wuhan Branch) (incorporated by reference to Exhibit 10.7 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.37	Loan Contract of Circulating Fund (English translation), dated December 10, 2013, between Wuhan Kingold Jewelry Company Limited and Industrial Bank Co., Ltd. (Wuhan Branch) (incorporated by reference to Exhibit 10.8 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.38	Trust Loan Contract (English translation), dated November 29, 2013, between Wuhan Kingold Jewelry Company Limited and Chang’An International Trust Co., Ltd. (incorporated by reference to Exhibit 10.9 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).

23.1	Consent of Friedman, LLP*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herewith

**	Indicates a management contract or compensatory plan or arrangement

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

Date: March 31, 2014

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2014
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
Bin Liu

/s/ Bin Zhao	Director	March 31, 2014
Bin Zhao

/s/ Zhang Bin Nan	Director	March 31, 2014
Zhang Bin Nan

/s/ Xu Hai Xiao	Director	March 31, 2014
Xu Hai Xiao

/s/ H. David Sherman.	Director	March 31, 2014
H. David Sherman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kingold Jewelry, Inc.

We have audited the accompanying consolidated balance sheets of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2014 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ Friedman LLP

New York, New York

March 31, 2014

KINGOLD JEWELRY, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$2,284,930	$2,544,114
Restricted cash	12,668,749	-
Accounts receivable	532,386	692,762
Inventories	174,433,501	150,041,421
Other current assets and prepaid expenses	8,252,387	133,539
Due from related party	52,354,308	-
Value added tax recoverable	6,220,866	7,031,374
Deferred income tax assets	275,882	-
Total current assets	257,023,009	160,443,210

PROPERTY AND EQUIPMENT, NET	10,686,947	11,683,987

OTHER ASSETS
Deposit on land use right	32,721,442	-
Other assets	157,946	153,029
Land use right	507,117	503,313
Total other assets	33,386,505	656,342
TOTAL ASSETS	$301,096,461	$172,783,539

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$49,572,985	$6,340,551
Other payables and accrued expenses	3,499,717	1,445,513
Related party loan	-	209,890
Income tax payable	3,269,908	2,587,680
Other taxes payable	848,739	659,989
Total current liabilities	57,191,349	11,243,623

Long term loans	29,004,287	-
TOTAL LIABILITIES	86,195,636	11,243,623

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2013 and December 31, 2012	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 64,953,462 and 54,521,140 shares issued and outstanding as of December 31, 2013 and December 31, 2012	64,953	54,521
Additional paid-in capital	76,847,205	57,656,674
Retained earnings
Unappropriated	120,946,375	92,606,449
Appropriated	967,543	967,543
Accumulated other comprehensive income	16,074,749	10,254,729
Total stockholders' equity	214,900,825	161,539,916
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$301,096,461	$172,783,539

The accompanying notes are an integral part of these consolidated Financial Statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the years ended December 31,
	2013	2012

NET SALES	$1,189,915,923	$915,732,800

COST OF SALES
Cost of sales	(1,137,310,949)	(863,563,502)
Depreciation	(1,277,374)	(1,253,256)
Total cost of sales	(1,138,588,323)	(864,816,758)

GROSS PROFIT	51,327,600	50,916,042

OPERATING EXPENSES
Selling, general and administrative expenses	4,749,488	4,550,669
Stock compensation expenses	1,532,563	1,178,313
Depreciation	155,216	148,979
Amortization	12,205	11,978
Total operating expenses	6,449,472	5,889,939

INCOME FROM OPERATIONS	44,878,128	45,026,103

OTHER INCOME (EXPENSES)
Interest income	56,253	-
Other expense	(81)	(17,407)
Interest expense	(5,411,812)	(444,997)
Total other expenses, net	(5,355,640)	(462,404)

INCOME FROM OPERATIONS BEFORE TAXES	39,522,488	44,563,699

INCOME TAX PROVISION (BENEFIT)
Current	11,454,787	11,893,370
Deferred	(272,225)	-
Total income tax provision	11,182,562	11,893,370

NET INCOME	$28,339,926	$32,670,329

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$5,820,020	$(62,772)

COMPREHENSIVE INCOME	$34,159,946	$32,607,557

Earnings per share
Basic	$0.45	$0.61
Diluted	$0.44	$0.60
Weighted average number of shares
Basic	63,495,520	53,590,528
Diluted	63,902,912	54,359,564

The accompanying notes are an integral part of these consolidated Financial Statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(IN U.S. DOLLARS)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other
	Par value		Par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	gain	Total

Balance at December 31, 2011	-	$-	53,107,343	$53,108	$55,728,009	$59,936,120	$967,543	$10,317,501	$127,002,281

Net income for the year	-	-	-	-	-	32,670,329	-	-	32,670,329

Shares issued for stock loan	-	-	850,000	850	750,915	-	-	-	751,765

Shares issued for services	-	-	-	-	193,000	-	-	-	193,000

Options granted for services	-	-	-	-	985,313	-	-	-	985,313

Shares issued for warrant exercise	-	-	563,797	564	(564)	-	-	-	-

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(62,772)	(62,772)

Balance at December 31, 2012	-	$-	54,521,140	$54,521	$57,656,674	$92,606,449	$967,543	$10,254,729	$161,539,916

Net income for the year	-	-	-	-	-	28,339,926	-	-	28,339,926

Shares issued for subscription agreement	-	-	7,000,000	7,000	12,515,000	-	-	-	12,522,000

Shares issued for services	-	-	810,000	810	1,202,590	-	-	-	1,203,400

Options granted for services	-	-	-	-	875,163	-	-	-	875,163

Net proceeds for warrant exercise	-	-	2,622,322	2,622	4,597,778	-	-	-	4,600,400

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	5,820,020	5,820,020

Balance at December 31, 2013	-	$-	64,953,462	$64,953	$76,847,205	$120,946,375	$967,543	$16,074,749	$214,900,825

See accompanying Notes to Consolidated Financial Statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the years ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,339,926	$32,670,329
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	1,432,591	1,402,235
Amortization of intangible assets	12,205	11,978
Share based compensation for services	1,532,563	1,178,313
Inventory valuation allowance	1,088,901	-
Deferred tax provision (benefit)	(272,225)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	180,215	203,662
Inventories	(20,400,387)	(41,984,607)
Other current assets and prepaid expenses	(7,566,421)	(48,588)
Value added tax recoverable	1,022,705	(2,281,708)
Increase (decrease) in:
Other payables and accrued expenses	1,611,132	562,823
Income tax payable	591,138	1,135,904
Other taxes payable	165,322	98,184
Net cash provided by (used in) operating activities	7,737,665	(7,051,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposit for land use right	(32,287,748)	-
Purchase of property and equipment	(78,306)	(150,091)
Net cash used in investing activities	(32,366,054)	(150,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from stock repurchase agreement	-	751,765
Proceeds from bank loans-short term	48,915,939	6,337,537
Repayments of bank loans-short term	(6,457,550)	(6,337,537)
Proceeds from long term loan	28,619,860	-
Restricted cash	(12,500,836)	-
Due from related party	(52,354,308)
Proceeds from officer loan	-	209,510
Net proceeds from stock issuance	12,522,000	-
Net proceeds from exercise of warrants	4,600,400	-
Net cash provided by financing activities	23,345,505	961,275

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,023,700	(25,768)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(259,184)	(6,266,059)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,544,114	8,810,173

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,284,930	$2,544,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$4,444,627	$470,455
Cash paid for income tax	$10,863,648	$10,757,465

The accompanying notes are an integral part of these consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold” or the “Company”) was incorporated in the State of Delaware on September 5, 1995.

Dragon Lead Group Limited (“Dragon Lead”) was incorporated in the British Virgin Islands (“BVI”) on July 1, 2008 as an investment holding company and was 100% controlled by Kingold. Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”), which is principally engaged in design and manufacture of gold and platinum ornaments in the People’s Republic of China (“PRC”), was incorporated in the PRC as a wholly-owned foreign enterprise on February 16, 2009, and was 100% owned by Dragon Lead. Wuhan Vogue-Show’s business permit expires on February 16, 2019, and is renewable upon expiration. Wuhan Kingold Jewelry Co., Limited (“Wuhan Kingold”) was incorporated in the PRC on August 2, 2002 as a limited liability company. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares and its business activities are the same as those of Wuhan Vogue-Show. Wuhan Kingold’s business permit expires on March 4, 2021 and is renewable upon expiration.

Wuhan Kingold is effectively controlled by Wuhan Vogue-Show through a series of agreements and Amendment Agreements (collectively referred to as the Restructuring Agreements). In accordance with the Agreements and Amendments, shareholders holding 100% of the outstanding equity of Wuhan Kingold were parties to the agreements such that Wuhan Kingold has agreed to pay 100% of its after-tax profits to Wuhan Vogue-Show and shareholders owning 100% of Wuhan Kingold’s shares have pledged and delegated their voting power in Wuhan Kingold to Wuhan Vogue-Show.

These contractual arrangements enable Wuhan Vogue-Show to:

•	exercise effective control over Wuhan Kingold;
•	receive substantially all of the economic benefits from Wuhan Kingold; and
•	have an exclusive option to purchase 100% of the equity interest in Wuhan Kingold, when and to the extent permitted by PRC law.

Through such arrangements, Wuhan Kingold has become Wuhan Vogue-Show’s contractually controlled affiliate. Kingold is empowered, through its wholly owned subsidiaries Dragon Lead and Wuhan Vogue-Show, with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. Kingold is also obligated to absorb a majority of expected losses of Wuhan Kingold, which enables Kingold to receive a majority of expected residual returns from Wuhan Kingold, and because Kingold has the power to direct the activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity (“VIE”) under ASC 810-10-05-8A. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities.

Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold are hereinafter collectively referred to as “the Company.”

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Restricted Cash

As of December 31, 2013, the Company had restricted cash of $12,668,749 compared to $0 as of December 31, 2012. $7.4 million was related to the bank loan with China CITIC Bank Corporation Limited (“CITIC Bank”) – see Note 6 for details. $5.1 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank– see Note 14 – Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At December 31, 2013 and December 31, 2012, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. As of December 31, 2013 and 2012, respectively, the Company recorded a lower of cost or market adjustment of $1.1 million and $nil to adjust the carrying value to market. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Land Use Right

Under PRC law, all land in the PRC is owned by the government and cannot be sold to an individual or company. The government grants individuals and companies the right to use parcels of land for specified periods of time. These land use rights are sometimes referred to informally as “ownership.” Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful life is 50 years, and is determined in connection with the term of the land use right.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets

The Company accounts for long-lived assets under FASB Codification Topic 360 (ASC Topic 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets.” Finite-lived assets and intangibles are also reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, and land use rights. For the years ended December 31, 2013 and 2012, the Company did not recognize any allowances for impairment of its long-lived assets.

Fair value of financial instruments

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customized production fees

The Company recognizes services-based revenue from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 2.19% of total revenue for the year ended December 31, 2013, compared to 2.22% for the year ended December 31, 2012.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not record any uncertain tax position at December 31, 2013 or at December 31, 2012.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2008 and after. As of December 31, 2013, the tax years ended December 31, 2007 through December 31, 2012 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

Foreign currency translation

Kingold, as well as its wholly owned subsidiary, Dragon Lead, maintain accounting records in United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted.

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

	December 31,	December 31,
	2013	2012

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the year ended	$1=RMB 6.1122	$1=RMB 6.30860

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.1943	$1=RMB 6.31160

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

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES, NET

Inventories as of December 31, 2013 and December 31, 2012 consisted of the following:

	As of
	December 31,	December 31,
	2013	2012
Raw materials	$42,882,587	$8,548,288
Work-in-progress	97,503,987	109,311,733
Finished goods	35,150,454	26,899,404
Inventory in transit	-	5,281,996
Inventory valuation allowance	(1,103,527)	-
Total inventory	$174,433,501	$150,041,421

As of December 31, 2013, the Company recorded a lower of cost or market adjustment of $1,103,527.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2013 and December 31, 2012:

	As of
	December 31,	December 31,
	2013	2012
Buildings	$2,509,815	$2,412,024
Plant and machinery	19,444,059	18,807,970
Motor vehicles	71,906	69,667
Office and electric equipment	630,626	584,515
Subtotal	22,656,406	21,874,176
Less: accumulated depreciation	(11,969,459)	(10,190,189)
Property and equipment, net	$10,686,947	$11,683,987

Depreciation expense for the years ended December 31, 2013 and 2012 was $1,432,591 and $1,402,235, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEPOSIT ON LAND USE RIGHT

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an agreement (the “Agreement”) with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park Project,” which is proposed to be renamed to “Kingold Jewelry International Industry Park” (the “Jewelry Park Project” or the “Project”). Pursuant to the Agreement, Wuhan Kingold will acquire the land use right of a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which has been approved for real estate development use. Wuhan Kingold has committed to provide a total sum of RMB1.0 billion (approximately US$164 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,275 square feet) of commercial properties, which are proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a five-star hotel.

As of December 31, 2013, Wuhan Kingold had made the RMB200 million (approximately US$33 million) deposit on the Land Use Right. Wuhan Kingold is also required to make the construction payments to finance the entire construction, as estimated based on certain construction project milestones listed below. Wuhan Kingold will appoint a financial controller for the project to supervise and monitor the use of milestone payments. Upon the completion of the whole project in accordance with the specific requirements agreed upon by both signing parties, Wuhan Kingold will have complete ownership of the properties situated on the land and intends to either sell or lease various properties.

Date	Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	$33
January 2014	50	8
June 2014	100	16
September 2014	150	25
January 2015	250	41
June 2015	250	41
Total	1,000	$164

* Includes initial deposit made to seller

** In USD based on current exchange rates

Because the Land Use Right will not be transferred to Wuhan Kingold until the completion of the entire project, the initial payment of RMB200 million was recorded as “Deposit on Land Use Right” on the balance sheet. Any future payments towards the construction of the Jewelry City Project will be recorded as “Construction in Progress” until the Project is completed and certified for use. Upon the completion of the Project, the excess of RMB1.0 billion commitment over the actual amount spent on the construction of the Project shall be deemed as the actual cost of the land use right.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOANS

Short term loans consist of the following:

	As of
	December 31,	December 31,
	2013	2012

a) Loans payable to CITIC Bank Corporation Limited	$-	$6,340,551
b) Loan payable to Xing Ye Bank Wuhan Branch	7,853,146	-
c) Loans payable to CITIC Bank Wuhan Branch	17,996,793	-
d) Loans payable to CITIC Bank Wuhan Branch	15,542,685
e) Loan payable to Jiang’an Wuhan Branch of Hubei Bank Co	8,180,361	-

Total short term loans	$49,572,985	$6,340,551

a) Loans payable to CITIC Bank consists of two working capital loan contracts with original one-year terms from November 29, 2011 to November 29, 2012. The loans were renewed for another year and matured November 29, 2013. The Company paid them in full at maturity. These loans carried a fixed interest rate of 6.6% per annum and were secured by the Company’s buildings, and its plants and machinery.

b) Loan payable to Xing Ye Bank Wuhan Branch with an aggregated amount of RMB48 million (equivalent to approximately US$7.9 million) consists of one Loan Contract signed on December 10, 2013, with a maturity date of April 17, 2014, and has an annual interest rate of 6.6%. This loan is guaranteed by the Company’s Chairman and Chief Executive Officer’s personal credit.

c) Loans payable to CITIC Bank Wuhan Branch with an aggregated amount of RMB110 million (equivalent to approximately US$18.1 million) consists of three working capital loan contracts originated on December 5, 2013, with a maturity date of March 1, 2014, March 5, 2014, and March 20, 2014, respectively. The annual interest rate is 6.6%. All the loans from CITIC Bank Wuhan Branch are secured by restricted cash of RMB22 million (equivalent to approximately US$3.6 million)

d) Loans payable to CITIC Bank Wuhan Branch with an aggregated amount of RMB95 million (equivalent to approximately US$15.6 million) consists of three working capital loan contracts signed on December 6, 2013 with a maturity date of April 11, 2014, April 18, 2014 and May 8, 2014, respectively. The annual interest rate is 6.9%. All loans from CITIC Bank Wuhan Branch are secured by restricted cash of RMB23 million (equivalent to approximately US$3.8 million)

e) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregated amount of RMB50 million (equivalent to approximately US$8.2 million) consists of one Loan Contract signed on December 10, 2013 with a maturity date of April 18, 2014. The annual interest rate is 6.6%. This loan is guaranteed by the Company’s Chairman and Chief Executive Officer’s personal credit.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long term loans consists of the following:

	As of
	December 31,	December 31,
	2013	2012

f) Loan payable to Chang’an International Trust Co., Ltd.	$29,004,287	$-

Total long term loans	$29,004,287	$-

f) On November 29, 2013, Wuhan Kingold entered into a Trust Loan Contract in the amount of RMB200 million (equivalent to approximately US$32.8 million) with Chang’an International Trust Co., Ltd. in order to undertake the aforementioned acquisition of Jewelry Park Project (see Note 5). The Trust Loan was approved on December 3, 2013. The loan has a 24-month term, and bears a fixed annual interest rate of 13.5%. The loan is secured by 1,000 kilograms of Au99995 gold pledged by Wuhan Kingold. As of December 31, 2013, the Company received a total of RMB177 million (equivalent to approximately US$29 million).

Interest expense for the above mentioned loans amounted to $1,047,981 and $444,997 for the years ended December 31, 2013 and 2012, respectively.

NOTE 7 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2013 and 2012. The Company had loss carry forwards of approximately $9,064,118 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2033. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2013 was $3,081,800. The net increase in the valuation allowance for the year ended December 31, 2013 was $907,577.

Dragon Lead is incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the years ended December 31, 2013 and 2012.

The Company has deferred income tax assets of $0.275 million as of December 31, 2013, from its foreign operations, which are related to an inventory allowance reflecting the decline in gold prices.

The Company intends to reinvest foreign profits indefinitely in order to avoid recording a deferred tax liability upon repatriation to the United States.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the income tax provision were as follows for the year ended December 31, 2013 and 2012:

	For the years ended December 31,
	2013	2012
Current tax provision
Federal	$-	$-
State	-	-
Foreign	11,454,787	11,893,370
	11,454,787	11,893,370

Deferred tax provision (benefit)
Federal	$-	$-
State	-	-
Foreign	(272,225)	-
	(272,225)	-
Income tax provision	$11,182,562	$11,893,370

Income from continuing operations before income taxes was allocated between the U.S. and foreign components for the years ended December 31, 2013 and 2012 as follows:

	For the years ended December 31,
	2013	2012

United States	$(2,669,344)	$(2,249,816)
Foreign	42,191,832	46,813,515
	39,522,488	44,563,699

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the years ended December 31, 2013 and 2012:

	For the years ended December 31,
	2013	2012
U.S. statutory rate	34%	34%
Foreign income not recognized in U.S.A.	(34)%	(34)%
China income tax	25%	25%
Non-deductible expenses	3%	2%

Effective tax rate	28%	27%

NOTE 8 - EARNINGS PER SHARE

Through December 31, 2013, Kingold had 1,417,778 warrants issued and outstanding in connection with the issuance of its common stock in public offerings. Of these warrants: 823,778 warrants were issued in 2009, with an exercise price of $0.996; 150,000 warrants were issued in 2011, with an exercise price of $3.25; 144,000 warrants were issued in 2011, with an exercise price of $3.99; and 300,000 warrants were issued in January 2013, with an exercise price of $1.80. As of December 31, 2013, the warrants issued in 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 and 2013 were anti-dilutive because the exercise prices were higher than the average market price for the year ended December 31, 2013. Accordingly, such warrants are not included in weighted average shares calculation.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, Kingold also had 3,130,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27; 1,500,000 options were granted in 2011, with an exercise price of $2.59; 1,300,000 options were granted in 2012, with an exercise price of $1.22; 120,000 options were granted in 2012, with an exercise price of $1.49; and 90,000 options were granted in 2013, with an exercise price of $1.18. As of December 31, 2013, 1,300,000 options granted in 2012 and 90,000 options granted in 2013 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The options granted in 2011 and 120,000 options granted in 2012 were anti-dilutive because the exercise prices were higher than the average market price for the year ended December 31, 2013. Accordingly, they are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the years ended December 31,
	2013	2012

Net income	$28,339,926	$32,670,329

Weighted average number of common shares outstanding - Basic	63,495,520	53,590,528

Effect of dilutive securities:
Unexercised warrants and options	407,392	769,036

Weighted average number of common shares outstanding - Diluted	63,902,912	54,359,564

Earnings per share-Basic	$0.45	$0.61

Earnings per share-Diluted	$0.44	$0.60

NOTE 9 - EQUITY

On January 10, 2013, the Company entered into a subscription agreement with three individuals (the “Subscription Agreement”), and issued an aggregate of 7,000,000 shares of its common stock at a price of $1.80 per share for aggregate gross proceeds of $12,600,000 in accordance therewith. The Company received net proceeds of $12,522,000 after deducting offering costs of $78,000.

On April 3, 2013, the Compensation Committee of the Company’s Board of Directors approved a grant to the Company’s Chief Financial Officer (“CFO”) of 360,000 shares of common stock for renewing a three year contract. Accordingly, on April 7, 2013, the Company issued 223,076 shares to the CFO with a value of $305,614 and the remaining 136,924 shares with a value of $169,786 were issued on September 3, 2013. The Company recorded a total of $475,400 as share-based compensation for the year ended December 31, 2013.

On October 25, 2013, 400,000 shares were issued to Financial Buzz Media Networks LLC (“Financial Buzz”) for its consulting services. According to the consulting service agreement between the company and Financial Buzz (the “Financial Buzz Agreement”), the consulting service period is from October 2013 to September 2014. Pursuant to the Financial Buzz Agreement, the company is obligated to issue an additional 600,000 shares to Financial Buzz. The fair value of this common stock compensation is based on the closing stock price on the date at which the 400,000 shares were granted. $182,000 of stock compensation expense was recognized for the year ended December 31, 2013. The Company included $546,000 of prepaid expenses in “other current assets and prepaid expenses” on the balance sheet as of December 31, 2013.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2013, the Company issued 2,622,322 shares for the exercise of the warrants (see Note 10 — Warrants).

As of December 31, 2013, the Company had 64,953,462 shares of common stock issued and outstanding and warrants outstanding to purchase up to 1,417,778 shares of its common stock.

NOTE 10 - WARRANTS

In connection with the Subscription Agreement, the Company issued warrants to acquire an aggregate of 2,800,000 shares of its common stock with an exercise price of $1.80 to three individuals on January 10, 2013. All such warrants are exercisable at any time in whole or in part within 12 months of the date of the Subscription Agreement.

On April 15, 2013, warrants to acquire an aggregate 2,500,000 shares at $1.80 per share were exercised for a cash payment of $4,500,000 to the Company.

On November 14, 2013, warrants to receive 30,120 shares (2009 warrants) with an exercise price of $0.996 were exercised for cashless and 15,195 shares of common stock were issued.

On December 18, 2013, warrants (2009) to acquire an aggregate 100,400 shares at $0.996 per share were exercised for a cash payment of $100,400 to the Company.

On December 27, 2013, warrants to receive 15,060 shares (2009 warrants) with an exercise price of $0.996 were exercised for cashless and 6,727 shares of common stock were issued.

Following is a summary of the status of warrant activities as of December 31, 2013:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2013	1,388,358	$1.57	2.04
Granted	2,800,000	1.80	0.03
Forfeited	(125,000)	1.20
Exercised	(2,645,580)	1.74
Outstanding, December 31, 2013	1,417,778	$1.74	0.86

NOTE 11 - OPTIONS

On March 24, 2011, the Board of Directors voted to adopt the 2011 Stock Incentive Plan (the “Plan”), which was later ratified by the Company’s stockholders on October 31, 2011, at the 2011 annual meeting.

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

For options issued prior to January 1, 2012, the compensation expense of $441,754 and $477,977 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the years ended December 31, 2013 and 2012, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $379,109 and $379,109 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the years ended December 31, 2013 and 2012, respectively.

On April 1, 2012, the Company granted 120,000 options with an exercise price of $1.49 to its CFO per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every 3 months starting from grant date for the one year service period from April 1, 2012. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967. In accordance with the vesting periods, $42,742 and $128,225 were recorded as part of operating expense-stock compensation for the 120,000 options above for the years ended December 31, 2013 and 2012, respectively.

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $11,557 and $0 were recorded as part of operating expense-stock compensation for the 90,000 options above for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had 1,849,375 outstanding vested stock options with a weighted average remaining term over 7.78 years. As of December 31, 2013, the Company had 1,280,625 unvested stock options with a weighted average remaining term over 7.80 years. Unrecorded stock-based compensation expense was $1,391,311 as of December 31, 2013.

The following table summarizes the Company’s stock option activity:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value
Outstanding, January 1, 2012	1,620,000	$2.57	9.25	1,947,970

Granted	1,420,000	1.24	10.00	1,687,402
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2012	3,040,000	$1.95	8.61	3,635,372
Exercisable, December 31, 2012	883,125	$2.43	8.35	1,082,249

Granted	90,000	1.18	9.50	92,458
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2013	3,130,000	$1.93	7.66	3,727,830
Exercisable, December 31, 2013	1,849,375	$2.08	7.78	2,230,185

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance.  The cash and restricted cash balance held in the PRC bank accounts was $14,660,013 and $2,515,264 as of December 31, 2013 and December 31, 2012, respectively. The cash balance held in the BVI bank accounts was $9,847 and $18,457 as of December 31, 2013 and December 31, 2012, respectively.  As of December 31, 2013 and December 31, 2012, the Company held $274,016 and $10,393 of cash balances within the United States, of which $24,016 and $0 was in excess of FDIC insurance limits of $250,000 as of December 31, 2013 and December 31, 2012, respectively.

During the years ended December 31, 2013 and 2012, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the years ended December 31, 2013 and 2012. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the years ended December 31, 2013 or 2012.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of December 31, 2012, the Company had a related party loan payable of $209,890, due to the Company’s Chairman and Chief Executive Officer, who lends funds for the Company’s operations whenever necessary. This loan is unsecured, non-interest bearing and due on demand. The payable was settled in 2013.

On December 31, 2013, the Company temporarily advanced a total of RMB400 million (approximately US$65 million) to a company owned by one of the directors of Wuhan Kingold. The purpose of the temporary advancement was to provide temporary funds in connection with such company’s annual capital verification in China. The funds were returned to the Company in full on January 2, 2014. The Company also previously borrowed RMB80 million (approximately US$13 million) from the same company to meet its temporary working capital needs on December 2, 2013. The loan had an annual interest rate of 6% and matured on January 28, 2014. The loan was repaid on the due date.

NOTE 14 - GOLD LEASE TRANSACTIONS

On December 20, 2012, Wuhan Kingold entered into a gold lease agreement with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) that became effective in January 2013, originally terminated on October 26, 2013 and extended to July 22, 2014 (the “Gold Lease Agreement”). Gold leased under the Gold Lease Agreement bears interest at a rate of approximately 6% per annum and is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased. The Company leased 676 kilograms of gold (valued at approximately RMB226 million or US$36 million) from CCB in January 2013. At the end of the lease, the Company will need to return 676 kilograms of gold to CCB. Wuhan Kingold received notification from CCB that the total credit line under the Gold Lease Agreement was increased in August 2013 to RMB400 million (approximately US$65.4 million), an increase of RMB150 million from the original credit line of RMB250 million. Wuhan Kingold used the increased credit line to lease roughly 575 kilograms of additional gold in the third quarter of 2013. On December 18, 2013 and January 13, 2014 the Company returned 430 and 246 kilograms of gold to CCB, respectively. On January 14, 2014 and February 12, 2014, the Company leased additional 570 and 310 kilograms of gold based on the Gold Lease Agreement, respectively with aggregate market value of RMB218 million (approximately US$35.7 million).

On January 1, 2013, Wuhan Kingold entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank. In February 2013, Wuhan Kingold leased an aggregate of 530 kilograms of gold with a market price of approximately RMB176 million (US$28.1 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB15.8 million (approximately US$2.5 million) and pledge the amount to SPD Bank. The leases each have an initial term of approximately 12 months, and provide for an interest rate of 6% per annum. Lease payments to SPD are due quarterly beginning in March 2013, and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the leases in February 2014, the Company returned 530 kilograms of gold to SPD Bank.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2013, Wuhan Kingold borrowed an aggregate of 100 kilograms of gold with a market price of approximately RMB26.8 million (approximately US$4.4 million). This gold lease agreement has an initial term of approximately 6 months with a lease rate of 6% per annum. Wuhan Kingold secured its obligation to pay rent (and return the leased gold to SPD Bank at the end of the lease term) by depositing cash into an account at SPD Bank equal to approximately RMB2.4 million (approximately US$391,000) and pledging the account to SPD Bank. On January 24, 2014, the Company extended the lease period to an additional 12 months when the lease expired. Wuhan Kingold is required to deposit cash into an account at SPD Bank equal to approximately RMB2.0 million (approximately US$327,000).

On December 16, 2013, Wuhan Kingold leased an aggregate of 120 kilograms of gold with a market price of approximately RMB29.7 million (US$4.85 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB3 million (US$490,000) and pledge the amount to SPD Bank. This gold lease agreement has an initial term of approximately 12 months with a lease rate of 6% per annum. At the end of the leases, the Company will need to return 120 kilograms of gold to SPD Bank.

On August 28, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank, and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately US$6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments  to CITIC Bank are due at the end of the leasing period.  At the end of the lease, the Company will need to return 150 kilograms of gold to CITIC Bank. Under the gold lease agreement with CITIC Bank, the Company is required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately US$1.4 million) and pledge the amount to CITIC Bank. On January 27, 2014, Wuhan Kingold leased additional 150 kilograms of gold (valued at approximately RMB36.5 million or approximately US$5.9 million), pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB7.3 million (approximately US$1.2 million) and pledge the amount to CITIC Bank. On February 21, 2014, Wuhan Kingold leased additional 200 kilograms of gold (valued at approximately RMB55.5 million or approximately US$9.1 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB10.5 million (approximately US$1.7 million) and pledge the amount to CITIC Bank. On March 5, 2014, Wuhan Kingold leased an additional 150 kilograms of gold (valued at approximately RMB39.9 million or approximately US$6.5 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB9 million (approximately US$1.5 million) and pledge the amount to CITIC Bank. These three leases have a term of 6 months and provides for an interest rate of 6% per annum.

The Company leased the gold as a way to fuel its growth and will return the same amount of gold to CCB, SPD Bank and CITIC Bank at the end of the respective lease agreements. Under these gold lease arrangements, each of CCB, SPD Bank and CITIC Bank retains beneficial ownership of the gold leased to the Company and treats it as if the gold is placed on consignment to the Company. All three banks have their own representatives on the Company’s premises to monitor on a daily basis the use and security of the gold leased to the Company. Accordingly, the Company records these gold lease transactions as operating leases because the Company does not have ownership nor has it assumed the risk of loss for the leased gold. The Company records the lease payments as interest expense.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, 1,721 kilograms of leased gold, at the amount of $83.7 million, will be returned in within fiscal year 2014. Interest expense for the leased gold for the years ended December 31, 2013 and 2012 was $4,360,248 and $0, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

Future payment commitments under the purchase agreement of “Kingold Jewelry International Industry Park” amounted to RMB800 million (US$131 million). See Note 5 “Deposit on land use right.”

Guarantee

The Company guaranteed payment to a nonrelated third party, Wuhan Hengtong Weibang Trading LTD Co. (“Wuhan Hengtong”), of RMB20 million (approximately US$3.2 million) in bank loans (the “Guarantee”). Such Guarantee will terminate upon payment and/or cancellation of the obligation once it is repaid. A payment by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the Guarantee. The Guarantee expires in September 2014. Wuhan Hengtong deposited RMB8 million (approximately US$1.3 million) with the Company as the collateral, which was included in “other payables and accrued expenses” on the balance sheet. The Company’s performance risk under this Guarantee is reviewed regularly, and has resulted in no changes to its initial valuations.

NOTE 16 – SUBSEQUENT EVENTS

On January 2, 2014, Wuhan Kingold entered into a gold lease agreement with SPD Bank and leased an aggregate of 85 kilograms of gold with a market price of approximately RMB20.5 million (US$3.4 million) The lease has an initial term of approximately 12 months, and provides for an interest rate of 7.5% per annum. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7.5%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, the Company will need to return 85 kilograms of gold to SPD Bank.

On January 10, 2014,Wuhan Kingold entered into a gold lease agreement with SPD Bank and leased an aggregate of 210 kilograms of gold with a market price of approximately RMB51.02 million (US$8.35 million). The lease has an initial term of approximately 6 months, and provides for an interest rate of 7% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB5 million (approximately US$808,000) and pledge the amount to SPD Bank. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, the Company will need to return 210 kilograms of gold to SPD Bank.

On January 10, 2014, the Company entered into a consulting agreement with Sailesh C. Barchha (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Mr. Barchha will provide certain management consulting and financial advisory services to the Company over the two year term of the Consulting Agreement. In exchange for such services, the Company has issued to Mr. Barchha an aggregate of 1,000,000 shares of common stock of the Company in accordance with the attainment of certain milestones as provided in the Consulting Agreement.

On February 12, 2014, Wuhan Kingold entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank. In February 2014, Wuhan Kingold leased an aggregate of 320 kilograms of gold with a market price of approximately RMB81.7 million (US$13.4 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 4 months, and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB15.8 million (approximately US$2.6 million). Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, the Company will need to return 320 kilograms of gold to SPD Bank.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2014, the Company entered into a joint venture agreement with Kuwait Support Services Company W.L.L. (“KSS”), a major multi-business group headed by his Excellency Sheikh Ameer Al Sabah of Kuwait. The Company and KSS will form a combined entity that is expected to source and finance gold, and to develop, market, and distribute gold products including, but not limited to, gold coins, gold bullion, medals, ornaments, and jewelry. The Company expects to market these products initially to customers in Kuwait, and then to customers throughout the Middle East. As of the reporting date, there were no payments or other contributions from the Company or its joint venture partner.

