Form 10-Q
period 2014-03-31
KINGOLD JEWELRY, INC.
filed 2014-05-15
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2014

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

As of May 12, 2014, there were 65,953,462 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers of their sale commitments and customers of their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;
•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;
•	our ability to manage growth;
•	our ability to complete the construction and development of, and then successfully manage, the proposed Kingold Jewelry International Industry Park;
•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully manage any acquired business;
•	our ability to integrate acquired businesses;
•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;
•	our ability to retain and attract senior management and other key employees;
•	any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;
•	changes in PRC or U.S. tax laws;
•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;
•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;
•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in any material pending and future litigations;
•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;
•	the success of our research and development activities;
•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and from whom we obtain certain working capital loans;
•	our ability to understand China’s commercial real estate market as we begin to build the recently acquired Kingold Jewelry International Industry Park and to manage the relationships with the planned tenants in such park;
•	our ability to obtain the government permits necessary to sell certain commercial property that we are developing in the Kingold Jewelry International Industry Park;
•	our knowledge of and marketing capabilities in markets outside of China, particularly the Middle East, as we begin to expand our business outside of China through our formation of a joint venture with a Kuwaiti entity; and
•	other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward looking statement, except as required by law.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$7,505,439	$2,284,930
Restricted cash	25,357,305	12,668,749
Accounts receivable	58,372	532,386
Inventories	217,931,053	174,433,501
Other current assets and prepaid expenses	2,003,847	8,252,387
Due from related party	-	52,354,308
Value added tax recoverable	7,786,331	6,220,866
Deferred income tax assets	-	275,882
Total Current Assets	260,642,347	257,023,009

PROPERTY AND EQUIPMENT, NET	10,331,053	10,686,947

OTHER ASSETS
Deposit on land use right	40,563,344	32,721,442
Other assets	156,639	157,946
Land use right	499,854	507,117
Total Other Assets	41,219,837	33,386,505
TOTAL ASSETS	$312,193,237	$301,096,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$39,021,937	$49,572,985
Other payables and accrued expenses	3,309,033	3,499,717
Income tax payable	6,441,137	3,269,908
Other taxes payable	-	848,739
Total Current Liabilities	48,772,107	57,191,349

Long term loans	32,426,337	29,004,287
TOTAL LIABILITIES	81,198,444	86,195,636

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 65,953,462 and 64,953,462 shares issued and outstanding as of March 31, 2014 and December 31, 2013	65,953	64,953
Additional paid-in capital	78,817,200	76,847,205
Retained earnings
Unappropriated	137,059,019	120,946,375
Appropriated	967,543	967,543
Accumulated other comprehensive income	14,085,078	16,074,749
Total Stockholders' Equity	230,994,793	214,900,825
TOTAL LIABILITIES AND EQUITY	$312,193,237	$301,096,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2014	2013

NET SALES	$307,453,098	$221,408,122

COST OF SALES
Cost of sales	(279,293,247)	(215,457,306)
Depreciation	(308,279)	(299,082)
Total cost of sales	(279,601,526)	(215,756,388)

GROSS PROFIT	27,851,572	5,651,734

OPERATING EXPENSES
Selling, general and administrative expenses	2,565,176	1,123,870
Stock compensation expenses	612,995	247,958
Depreciation	31,108	36,835
Amortization	3,089	3,009
Total Operating Expenses	3,212,368	1,411,672

INCOME FROM OPERATIONS	24,639,204	4,240,062

OTHER EXPENSE
Interest expense	(1,761,883)	(94,509)
Total Other Expense	(1,761,883)	(94,509)

INCOME FROM OPERATIONS BEFORE TAXES	22,877,321	4,145,553

INCOME TAX PROVISION (BENEFIT)
Current	6,489,043	1,818,903
Deferred	275,634	(706,980)
TOTAL INCOME TAX PROVISION	6,764,677	1,111,923

NET INCOME	$16,112,644	$3,033,630

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gain (loss)	$(1,989,671)	$962,540

COMPREHENSIVE INCOME	$14,122,973	$3,996,170

Earnings per share
Basic	$0.24	$0.05
Diluted	$0.24	$0.05
Weighted average number of shares
Basic	65,807,394	60,818,892
Diluted	66,617,212	61,165,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,112,644	$3,033,630
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	339,387	335,917
Amortization of intangible assets	3,089	3,009
Share based compensation	612,995	247,958
Inventory valuation allowance	-	2,827,921
Deferred tax provision (benefit)	275,634	(706,980)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	473,101	606,085
Inventories	(45,275,221)	3,643,980
Other current assets and prepaid expenses	8,147,809	(881,611)
Value added tax recoverable	(1,628,968)	323,264
Increase (decrease) in:
Other payables and accrued expenses	(263,291)	(593,874)
Income tax payable	3,222,075	(779,983)
Other taxes payable	(847,976)	(493,734)
Net cash provided by (used in) operating activities	(18,828,723)	7,565,582

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposit for land use right	(8,173,006)	-
Purchase of property and equipment	(69,937)	(20,409)
Net cash used in investing activities	(8,242,943)	(20,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans-short term	7,764,356	-
Repayments of bank loans-short term	(17,980,614)	-
Proceeds from long term loan	3,689,295	-
Restricted cash	(12,888,539)	(2,514,965)
Proceeds from related party loan	64,901,350	90,048
Repayments of related party loan	(12,980,270)	-
Net proceeds from stock issuance in public offering		12,522,000
Net cash provided by financing activities	32,505,578	10,097,083

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(213,403)	85,756

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,220,509	17,728,012

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,284,930	2,544,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,505,439	$20,272,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$4,345,677	$1,553,103
Cash paid for income tax	$3,266,968	$2,598,886

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

 KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Based on the restructuring agreements and the subscription agreement described in full in the Company’s Form 10-K for the fiscal year ended December 31, 2013, Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) should be considered as a 100% contractually controlled affiliate. Kingold is empowered, through its wholly owned subsidiaries Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”), with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. Kingold is also obligated to absorb a majority of expected losses of Wuhan Kingold, which enables Kingold to receive a majority of expected residual returns from Wuhan Kingold, and because Kingold has the power to direct the activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity under ASC 810-10-05-8A. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities.

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

Restricted Cash

As of March 31, 2014, the Company had restricted cash of $25,357,305 compared to $12,668,749 as of December 31, 2013. Approximately $13 million was related to the bank loan with China CITIC Bank Corporation Limited (“CITIC Bank”) – see Note 6 for details. Approximately $12 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank– see Note 13 – Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At March 31, 2014 and December 31, 2013, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. As of March 31, 2014 and December 31, 2013, respectively, the Company recorded a lower of cost or market adjustment of $0 million and $1.1 million to adjust the carrying value to market. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition.

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

Long-lived assets

The Company accounts for long-lived assets under FASB Codification Topic 360 (ASC Topic 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets.” Finite-lived assets and intangibles are also reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, and land use rights. For the periods ended March 31, 2014 and 2013, the Company did not recognize any allowances for impairment of its long-lived assets.

  KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The Company determines that the carrying value of the long term loans approximated their fair value level 2 inputs by comparing the stated loan interest rate to the rate charged by similar financial institutions. The Company is of the opinion that it is not exposed to significant interest or credit risks arising from these financial instruments.

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

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 2.49% of total revenue for the period ended March 31, 2014, compared to 2.10% for the period ended March 31, 2013.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not record any uncertain tax position at March 31, 2014 or at December 31, 2013.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2008 and after. As of March 31, 2014, the tax years ended December 31, 2008 through December 31, 2013 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

 KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31,	December 31,
	2014	2013

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the three months ended	$1=RMB 6.1632	$1=RMB 6.1122

Amounts included in the statements of operations and cash flows for the three months ended	$1=RMB 6.1177	$1=RMB 6.1943

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

Reclassification

Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Interest expense of $666,517 was reclassified to cost of sales for the three months ended March 31, 2013. This reclassification has no effect on the accompanying condensed consolidated statements of operation and cash flows.

NOTE 3 - INVENTORIES, NET

Inventories as of March 31, 2014 and December 31, 2013 consist of the following:

	As of
	March 31,	December 31,
	2014	2013
Raw materials	$32,657,893	$42,882,587
Work-in-progress	142,447,253	97,503,987
Finished goods	42,825,907	35,150,454
Inventory valuation allowance	-	(1,103,527)
Total inventory	$217,931,053	$174,433,501

As of March 31, 2014, the Company did not record lower of cost or market adjustment compared to the adjustment of $1,103,527 as of December 31, 2013.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2014 and December 31, 2013:

	As of
	March 31,	December 31,
	2014	2013
Buildings	$2,489,047	$2,509,815
Plant and machinery	19,348,919	19,444,059
Motor vehicles	71,311	71,906
Office and electric equipment	629,070	630,626
Subtotal	22,538,347	22,656,406
Less: accumulated depreciation	(12,207,294)	(11,969,459)
Property and equipment, net	$10,331,053	$10,686,947

Depreciation expense for the periods ended March 31, 2014 and 2013 was $339,386 and $335,917, respectively.

 KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – DEPOSIT ON LAND USE RIGHT

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an agreement (the “Agreement”) with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park Project,” which is proposed to be renamed to “Kingold Jewelry International Industry Park” (the “Jewelry Park Project” or the “Project”). Pursuant to the Agreement, Wuhan Kingold will acquire the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which has been approved for real estate development use. Wuhan Kingold has committed to provide a total sum of RMB1.0 billion (approximately US$164 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which are proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a five-star hotel.

As of March 31, 2014, Wuhan Kingold had made the RMB250 million (approximately US$41 million) deposit on the Land Use Right. Wuhan Kingold is also required to make the construction payments to finance the entire construction, as estimated based on certain construction project milestones listed below. Wuhan Kingold will appoint a financial controller for the project to supervise and monitor the use of milestone payments. Upon the completion of the whole project in accordance with the specific requirements agreed upon by both signing parties, Wuhan Kingold will have complete ownership of the properties situated on the land and intends to either sell or lease various properties.

Date	Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	$33
January 2014	50	8
June 2014	100	16
September 2014	150	25
January 2015	250	41
June 2015	250	41
Total	1,000	$164

* Includes initial deposit made to seller

** In USD based on spot rates

Because the Land Use Right will not be transferred to Wuhan Kingold until the completion of the entire project, the initial payment of RMB250 million was recorded as “Deposit on Land Use Right” on the balance sheet. Any future payments towards the construction of the Jewelry City Project will be recorded as “Construction in Progress” until the Project is completed and certified for use. Upon the completion of the Project, the excess of RMB1.0 billion commitment over the actual amount spent on the construction of the Project shall be deemed as the actual cost of the Land Use Right.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – LOANS

Short term loans consist of the following:

	As of
	March 31,	December 31,
	2014	2013

a) Loan payable to Xing Ye Bank Wuhan Branch	$7,788,162	$7,853,146
b) Loans payable to CITIC Bank Wuhan Branch	-	17,996,793
c) Loans payable to CITIC Bank Wuhan Branch	15,414,071	15,542,685
d) Loan payable to Jiang’an Wuhan Branch of Hubei Bank Co	8,112,669	8,180,361
e) Loans payable to CITIC Bank Wuhan Branch	7,707,035	-

Total short term loans	$39,021,937	$49,572,985

a) Loan payable to Xing Ye Bank Wuhan Branch with an aggregate amount of RMB48 million (equivalent to approximately US$7.8 million) consists of one Loan Contract signed on December 10, 2013, with a maturity date of April 17, 2014, and has an annual interest rate of 6.6%. This loan is guaranteed by the Company’s Chairman and Chief Executive Officer’s personal credit. The loan was repaid on April 17, 2014.

b) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB110 million (equivalent to approximately US$18.1 million) consists of three working capital loan contracts originated on December 5, 2013, with maturity dates of March 1, 2014, March 5, 2014, and March 20, 2014, respectively. The annual interest rate is 6.6%. All the loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB22 million (equivalent to approximately US$3.6 million). The Loans were paid off by their due dates and restricted cash of RMB16 million (equivalent to approximately US$2.6 million) was released as of March 31, 2014. The remaining restricted cash of RMB6 million (equivalent to approximately US$1 million) was released in April, 2014.

c) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB95 million (equivalent to approximately US$15.4 million) consists of three working capital loan contracts signed on December 6, 2013 with maturity dates of April 11, 2014, April 18, 2014 and May 8, 2014, respectively. The annual interest rate is 6.9%. All loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB23 million (equivalent to approximately US$3.8 million). The loans were repaid.

d) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of RMB50 million (equivalent to approximately US$8.1 million) consists of one Loan Contract signed on December 10, 2013 with a maturity date of April 18, 2014. The annual interest rate is 6.6%. This loan is guaranteed by the Company’s Chairman and Chief Executive Officer’s personal credit. This loan was repaid.

e) Loan payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB47.5 million (equivalent to approximately US$7.7 million) consists of one working capital loan signed on March 18, 2014 with a maturity date of September 18, 2014. The annual interest rate is 6.9%. The loan from CITIC Bank Wuhan Branch is secured by restricted cash of RMB50 million (equivalent to approximately US$8 million).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long term loans consists of the following:

	As of
	March 31,	December 31,
	2014	2013

f) Loan payable to Chang’an International Trust Co., Ltd.	$32,426,337	$29,004,287

Total long term loans	$32,426,337	$29,004,287

f) On November 29, 2013, Wuhan Kingold entered into a Trust Loan Contract in the amount of RMB200 million (equivalent to approximately US$32.8 million) with Chang’an International Trust Co., Ltd. in order to undertake the aforementioned acquisition of Jewelry Park Project (see Note 5). The Trust Loan was approved on December 3, 2013. The loan has a 24-month term, and bears a fixed annual interest rate of 13.5%. The loan is secured by 1,000 kilograms of Au9999 gold pledged by Wuhan Kingold. As of March 31, 2014, the Company received a total of RMB200 million (equivalent to approximately US$32 million).

Interest expense for all of the above mentioned loans amounted to $1,761,883 and $94,509 for the periods ended March 31, 2014 and 2013, respectively.

NOTE 7 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2014 and 2013. The Company had loss carry forwards of approximately $10,321,413 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2034. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2014 was $3,509,280. The net increase in the valuation allowance for the period ended March 31, 2014 was $427,480.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended March 31, 2014 and 2013.

The Company has $0 deferred income tax assets as of March 31, 2014 compared to $0.275 million as of December 31, 2013, from its foreign operations, which are related to an inventory allowance reflecting the decline in gold prices.

The Company intends to reinvest its foreign profits indefinitely in order to avoid recording a deferred tax liability upon repatriation to the United States.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant components of the income tax provision were as follows for the periods ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Current tax provision
Federal	$-	$-
State	-	-
Foreign	6,489,043	1,818,903
	6,489,043	1,818,903

Deferred tax provision (benefit)
Federal	$-	$-
State	-	-
Foreign	275,634	(706,980)
	275,634	(706,980)
Income tax provision	$6,764,677	$1,111,923

Income from continuing operations before income taxes was allocated between the U.S. and foreign components for the periods ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013

United States	$(1,257,294)	$(528,698)
Foreign	24,134,615	4,674,251
	22,877,321	4,145,553

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - EARNINGS PER SHARE

As of March 31, 2014, Kingold had 1,117,778 warrants issued and outstanding in connection with the issuance of its common stock in public offerings. Of these warrants: 823,778 warrants were issued in 2009, with an exercise price of $0.996; 150,000 warrants were issued in 2011, with an exercise price of $3.25; and 144,000 warrants were issued in 2011, with an exercise price of $3.99. As of March 31, 2014, the warrants issued in 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than the average market price for the three months ended March 31, 2014. Accordingly, such warrants are not included in weighted average shares calculation.

As of March 31, 2014, Kingold also had 3,130,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27; 1,500,000 options were granted in 2011, with an exercise price of $2.59; 1,300,000 options were granted in 2012, with an exercise price of $1.22; 120,000 options were granted in 2012, with an exercise price of $1.49; and 90,000 options were granted in 2013, with an exercise price of $1.18. As of March 31, 2014, 1,300,000 options granted in 2012, 120,000 options granted in 2012 and 90,000 options granted in 2013 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The options granted in 2011 and were anti-dilutive because the exercise prices were higher than the average market price for the three months ended March 31, 2014. Accordingly, they are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2014	2013

Net income	$16,112,645	$3,033,630

Weighted average number of common shares outstanding - Basic	65,807,394	60,818,892

Effect of dilutive securities:

Unexercised warrants and options	809,818	346,610

Weighted average number of common shares outstanding - Diluted	66,617,212	61,165,502

Earnings per share-Basic	$0.24	$0.05

Earnings per share-Diluted	$0.24	$0.05

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - EQUITY

On October 25, 2013, 400,000 shares were issued to Financial Buzz Media Networks LLC. $182,000 and $nil stock compensation expense was recognized in connection with this transaction for the three months ended March 31, 2014 and 2013, respectively.

On January 10, 2014, the Company entered into a consulting agreement with Sailesh C. Barchha (the “Consulting Agreement”) to assist the Company in expanding into the international market. Pursuant to the terms of the Consulting Agreement, the Company has entered into a joint venture agreement with Kuwait Support Services Company W.L.L., or KSS, a major multi-business group headed by His Excellency Sheikh Ameer Al Sabah of Kuwait. In connection with such joint venture with KSS, Mr. Barchha will provide certain management consulting and financial advisory services to the Company over the two year term from January 10, 2014 to January 9, 2016. In exchange for such services, the Company has issued to Mr. Barchha an aggregate of 1,000,000 shares of common stock of the Company on January 14, 2014. The fair value of this common stock compensation is based on the closing stock price on the date at which the 1,000,000 shares were granted. $220,000 of stock compensation expense was recognized for the period ended March 31, 2014. The Company included $1,540,000 of prepaid expenses in “other current assets and prepaid expenses” on the balance sheet as of March 31, 2014.

As of March 31, 2014, the Company had 65,953,462 shares of common stock issued and outstanding and warrants outstanding to purchase up to 1,117,778 shares of its common stock.

NOTE 10 - WARRANTS

Following is a summary of the status of warrant activities as of March 31, 2014:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2014	1,417,778	$1.74	0.86
Granted
Forfeited	(300,000)	$1.80
Exercised
Outstanding, March 31, 2014	1,117,778	$1.68	0.61

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

For options issued prior to January 1, 2012, the compensation expense of $110,439 and $110,439 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the periods ended March 31, 2014 and 2013, respectively.

 On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $94,777 and $94,777 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the periods ended March 31, 2014 and 2013, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $5,779 and $0 were recorded as part of operating expense-stock compensation for the 90,000 options above for the periods ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had 2,022,500 outstanding vested stock options with a weighted average remaining term over 7.30 years. As of March 31, 2014, the Company had 1,107,500 unvested stock options with a weighted average remaining term over 7.41 years. Unrecorded stock-based compensation expense was $1,180,316 as of March 31, 2014.

The following table summarizes the Company’s stock option activity:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value
Outstanding, December 31, 2013	3,130,000	$1.93	7.66	3,727,830
Exercisable, December 31, 2013	1,849,375	$2.08	7.78	2,230,185
Granted
Forfeited
Exercised
Outstanding, March 31, 2014	3,130,000	$1.93	7.41	3,727,830
Exercisable, March 31, 2014	2,022,500	$2.07	7.30	2,435,400

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance.  The cash and restricted cash balance held in the PRC bank accounts was $32,410,921 and $14,660,013 as of March 31, 2014 and December 31, 2013, respectively. The cash balance held in the BVI bank accounts was $64,054 and $9,847 as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014 and December 31, 2013, the Company held $203,553 and $274,016 of cash balances within the United States, of which $3,553 and $24,016 was in excess of FDIC insurance limits of $250,000 as of March 31, 2014 and December 31, 2013, respectively.

For the periods ended March 31, 2014 and 2013, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the periods ended March 31, 2014 and 2013. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three months ended March31, 2014 or 2013.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 25, 2013, Wuhan Kingold borrowed an aggregate of 100 kilograms of gold with a market price of approximately RMB26.8 million (approximately US$4.4 million). This gold lease agreement has an initial term of approximately 6 months with a lease rate of 6% per annum. Wuhan Kingold secured its obligation to pay rent (and return the leased gold to SPD Bank at the end of the lease term) by depositing cash into an account at SPD Bank equal to approximately RMB2.4 million (approximately US$391,000) and pledging the account to SPD Bank. On January 24, 2014, the Company extended the lease period to an additional 12 months when the lease expired. Wuhan Kingold is required to deposit cash into an account at SPD Bank equal to approximately RMB4.4 million (approximately US$713,915).

On December 16, 2013, Wuhan Kingold leased an aggregate of 120 kilograms of gold with a market price of approximately RMB29.7 million (US$4.85 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB3 million (US$486,760) and pledge the amount to SPD Bank. This gold lease agreement has an initial term of approximately 12 months with a lease rate of 6% per annum. At the end of the leases, the Company will need to return 120 kilograms of gold to SPD Bank.

On January 2, 2014, Wuhan Kingold entered into a gold lease agreement with SPD Bank and leased an aggregate of 85 kilograms of gold with a market price of approximately RMB20.5 million (US$3.3 million) The lease has an initial term of approximately 12 months, and provides for an interest rate of 7.5% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB2 million (approximately US$324,507) and pledge the amount to SPD Bank. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7.5%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, the Company will need to return 85 kilograms of gold to SPD Bank.

On January 10, 2014,Wuhan Kingold entered into a gold lease agreement with SPD Bank and leased an aggregate of 210 kilograms of gold with a market price of approximately RMB51.02 million (US$8.28 million). The lease has an initial term of approximately 6 months, and provides for an interest rate of 7% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB11.4 million (approximately US$1.9 million) and pledge the amount to SPD Bank. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, the Company will need to return 210 kilograms of gold to SPD Bank.

On February 12, 2014, Wuhan Kingold entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank. In February 2014, Wuhan Kingold leased an aggregate of 320 kilograms of gold with a market price of approximately RMB81.7 million (US$13.4 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 4 months, and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB20.4 million (approximately US$3.3 million). Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, the Company will need to return 320 kilograms of gold to SPD Bank.

On August 28, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank, and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately US$6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments  to CITIC Bank are due at the end of the leasing period.  At the end of the lease, the Company will need to return 150 kilograms of gold to CITIC Bank. Under the gold lease agreement with CITIC Bank, the Company is required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately US$1.4 million) and pledge the amount to CITIC Bank. On January 27, 2014, Wuhan Kingold leased additional 150 kilograms of gold (valued at approximately RMB36.5 million or approximately US$5.9 million), pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB7.3 million (approximately US$1.2 million) and pledge the amount to CITIC Bank. On February 21, 2014, Wuhan Kingold leased additional 200 kilograms of gold (valued at approximately RMB51.6million or approximately US$8.4 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB10.5 million (approximately US$1.7 million) and pledge the amount to CITIC Bank. On March 5, 2014, Wuhan Kingold leased an additional 150 kilograms of gold (valued at approximately RMB39.9 million or approximately US$6.5 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB9 million (approximately US$1.5 million) and pledge the amount to CITIC Bank. These three leases have a term of 6 months and provides for an interest rate of 6% per annum.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2014 and December 31, 2013, 2,940 kilograms and 1,721 kilograms of leased gold, at the amount of $121.9 million and $83.7 million, respectively, will be returned in within fiscal year 2014. Interest expense for the leased gold for the three months ended March 31, 2014 and 2013 were $1.6 million and $666,517, respectively, which were included in cost of sales.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – RELATED PARTIES

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

Future payment commitments under the purchase agreement of “Kingold Jewelry International Industry Park” amounted to RMB750 million (US$123 million). See Note 5 “Deposit on Land Use Rght.”

Guarantee

On September 6, 2013, the Company guaranteed payment to a nonrelated third party, Wuhan Hengtong Weibang Trading LTD Co. (“Wuhan Hengtong”), of RMB20 million (approximately US$3.2 million) in bank loans (the “Guarantee”). Such Guarantee will terminate upon payment and/or cancellation of the obligation once it is repaid. A payment by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the Guarantee. The Guarantee expires in September 2014. Wuhan Hengtong deposited RMB8 million (approximately US$1.3 million) with the Company as the collateral, which was included in “other payables and accrued expenses” on the balance sheet. The Company’s performance risk under this Guarantee is reviewed regularly, and has resulted in no changes to its initial valuations.

NOTE 16 – SUBSEQUENT EVENTS

On April 29, 2014, the Company entered into  an employment agreement (the “Labor Contract”) with Jun Wang, and the appointment of Mr. Wang as General Manager of the Company’s controlled subsidiary, Wuhan Kingold Jewelry Company Limited (“Wuhan Kingold”), each effective as of May 1, 2014. The Labor Contract is for a five-year term, and terminates on April 2, 2019, unless terminated early by either party as provided in the Labor Contract. Pursuant to the Labor Contract, Mr. Wang will receive annual compensation equal to 144,000 Yuan (approximately USD 23,000). The agreement was approved by the Board of Directors and the Compensation Committee of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. See also the “Cautionary Statement for Purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” appearing elsewhere in this Report. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In light of the fast growth in the investment gold business sector, we have signed agreements with various leading banks in China, such as the Bank of Communication and China Merchant Bank, to sell gold bars and coins and other products through bank branches. We tested this business model in 2011, and investment gold accounted for approximately 8.9% of our total revenue in 2013 and 5.0% of our total revenue in 2012. We anticipate that the investment gold business will continue to become an increasingly important part of our business in the future.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB1 billion (approximately US$164 million at the spot rate). We have financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may finance part of the remaining payments through proceeds derived from the presale of some of the commercial units if we can obtain the pre-sale permit from the governing authority in time. The land use rights are held in the Shanghai Creative Industry Park, which we intend to rename the Kingold Jewelry International Industry Park, or the Jewelry Park for purposes of this report. We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers in China, and may sell developed commercial and residential properties to individual and corporate buyers. The agreement was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited initially granting us a portion of Wuhan Huayuan Science and Technology Development Limited Company’s, or Wuhan Huayuan’s, ownership, granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and naming Wuhan Huayuan as agent for the completion of the construction. Accordingly, we now own 60% of the Jewelry Park. Upon our payment of the final installment payment, we will become the 100% owner of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Wansheng, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months ended March 31, 2014 and 2013 in U.S. dollars:

	For the three months ended March 31,
	2014	2013

NET SALES	$307,453,098	$221,408,122

COST OF SALES
Cost of sales	(279,293,247)	(215,457,306)
Depreciation	(308,279)	(299,082)
Total cost of sales	(279,601,526)	(215,756,388)

GROSS PROFIT	27,851,572	5,651,734

OPERATING EXPENSES
Selling, general and administrative expenses	2,565,176	1,123,870
Stock compensation expenses	612,995	247,958
Depreciation	31,108	36,835
Amortization	3,089	3,009
Total Operating Expenses	3,212,368	1,411,672

INCOME FROM OPERATIONS	24,639,204	4,240,062

OTHER EXPENSE
Interest expense	(1,761,883)	(94,509)
Total Other Expense	(1,761,883)	(94,509)

INCOME FROM OPERATIONS BEFORE TAXES	22,877,321	4,145,553

INCOME TAX PROVISION (BENEFIT)
Current	6,489,043	1,818,903
Deferred	275,634	(706,980)
TOTAL INCOME TAX PROVISION	6,764,677	1,111,923

NET INCOME	$16,112,644	$3,033,630

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$(1,989,671)	$962,540

COMPREHENSIVE INCOME	$14,122,973	$3,996,170

Earnings per share
Basic	$0.24	$0.05
Diluted	$0.24	$0.05
Weighted average number of shares
Basic	65,807,394	60,818,892
Diluted	66,617,212	61,165,502

Three Month Period Ended March 31, 2014, compared to the Three Month Period Ended March 31, 2013

Net Sales

Net sales for the three months ended March 31, 2014 amounted to $307.5 million, an increase of $86.0 million, or 38.9%, from net sales of $221.4 million for the three months ended March 31, 2013. The increase in net sales was primarily due to our expanded production to 14.5 metric tons for the three months ended March 31, 2014 from 8.6 metric tons for the same period in 2013, an increase of 5.8 metric tons.

In the first quarter of 2014, we processed a total of 14.5 metric tons of gold, of which branded production accounted for 7.9 metric tons (54.5%) and customized production accounted for 6.6 metric tons (45.5%). In the first quarter of 2013, we processed a total of 8.64 metric tons of gold, of which branded production accounted for 4.63 metric tons (53.6%) and customized production accounted for 4.01 metric tons (46.4%).

In Metric Tons	1Q 2014		1Q 2013

Branded	7.9	54.5%	4.6	53.6%
Customized	6.6	45.5%	4.0	46.4%

TOTAL	14.5	100.0%	8.6	100.0%

Cost of Sales

Cost of sales for the three months ended March 31, 2014 amounted to $279.6 million, an increase of $63.8 million, or 28.1%, from $215.8 million for the same period in 2013. The $63.8 million increase was primarily due to the increased production capacity.

Gross Profit

Gross profit for the three months ended March 31, 2014 was $27.9 million, an increase of $22.2 million, or 392.8%, from $5.7 million for the same period in 2013. Accordingly, gross margin for the three months ended March 31, 2014 was 9.1%, compared to 2.6% for the same period in 2013. The primary reason for the substantial increase in gross margin was that we purchased large quantities of gold inventory at year end of 2013 and at the beginning of 2014 at low market prices, making the first quarter production at much lower cost than normal. Gold prices increased from $1,202 per ounce on December 31, 2013 to as high as $1,379 per ounce on March 14, 2014. The gross margin in the future quarters is not likely to be this high and may well return to the level of past quarters. We also increased the volume of higher margin customized production. During the first quarter of 2014, we were very successful in selling customized gold coins by piece instead of by weight. The popular Buddha Gold Coin was a great hit for the Chinese New Year. In addition, in the first quarter of 2013, we had $2.8 million write-down of inventory, raising cost of goods sold and reducing the gross margin, and similar adjustments were not required in the first quarter of 2014.

Expenses

Total operating expenses for the three months ended March 31, 2014 were $3.2 million compared with $1.4 million for the same period in 2013. The increase was mainly due to increased selling, general and administrative expenses for broader marketing efforts.

Interest expenses were $1.8 million for the three months ended March 31, 2014 compared with $0.09 million for the same period in 2013. Interest expense increased because of the increased interest expense related to bank loans.

Interest expenses increased in the first quarter of 2014 as a result of several short term loans, namely: (1) we borrowed RMB48 million (equivalent to approximately US$7.8 million) from Xing Ye Bank Wuhan Branch on December 10, 2013, with a maturity date of April 17, 2014, and which has an annual interest rate of 6.6%; (2) we borrowed an aggregate amount of RMB110 million (equivalent to approximately US$18.1 million) from CITIC Bank Wuhan Branch on December 5, 2013, with maturity dates of March 1, 2014, March 5, 2014, and March 20, 2014, respectively, and which has an annual interest rate of 6.6%; (3) we borrowed an aggregate amount of RMB95 million (equivalent to approximately US$15.4 million) from CITIC Bank Wuhan Branch on December 6, 2013 with a maturity date of April 11, 2014, April 18, 2014 and May 8, 2014, respectively, and which has an annual interest rate of 6.9%; and (4) we borrowed an aggregate amount of RMB50 million (equivalent to approximately US$8.1 million) from Bank of Hubei, Wuhan Jiang’an Branch on December 10, 2013 with a maturity date of April 18, 2014, and which has an interest rate of 6.6%. For additional information regarding our short term loans, please see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.

The provision for income tax expense was approximately $6.8 million for the three months ended March 31, 2014, an increase of $5.7 million, or 508.4%, from approximately $1.1 million for the same period in 2013. The increase was primarily due to the increase in our net income before taxes.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders increased to $16.1 million for the three months ended March 31, 2014 from $3.0 million for the same period in 2013, an increase of $13.1 million, or 431.1%, as a result of the matters described above.

Cash Flows

Net cash provided by (used in) operating activities.

Net cash used in operating activities was $18.8 million for the three months ended March 31, 2014, compared with net cash provided by operating activities of $7.6 million for the same period in 2013. The change was mainly because of the increase in inventory as a result of expanded production, which was partially offset by the increase in net income.

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

Net cash used in investing activities amounted to $8.2 million for the three months ended March 31, 2014, compared with net cash used in investing activities of $20,409 for the three months ended March 31, 2013. The increase in net cash used was mainly because of the cash deposit we made to acquire the land use rights for the Jewelry Park.

Analysis and Expectations. In the short-term, our cash used in investing activities may change significantly depending on the progress of the Jewelry Industrial Park.

Net cash provided by financing activities.

Net cash provided by financing activities was $32.5 million for the three months ended March 31, 2014, compared with net cash provided by financing activities of $10.1 million for the three months ended March 31, 2013. The increase was mainly due to the repayment of a loan we extended to a company owned by one of the directors of Wuhan Kingold in December 2013, which was repaid in January 2014 (approximately $64.9 million), offset by repayment in January 2014 of a loan extended to us by the same entity (approximately $12.9 million), as well as repayment of bank loans (approximately $18.0 million).

Analysis and Expectations. We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production.

Off-Balance Sheet Arrangements

On December 20, 2012, we entered into a gold lease agreement with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) that became effective in January 2013, originally terminated on October 26, 2013 and extended to July 22, 2014 (the “Gold Lease Agreement”). Gold leased under the Gold Lease Agreement bears interest at a rate of approximately 6% per annum and is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased. We leased 676 kilograms of gold (valued at approximately RMB226 million or US$36 million) from CCB in January 2013. At the end of the lease, we will need to return 676 kilograms of gold to CCB. We received notice from CCB that the total credit line under the Gold Lease Agreement was increased in August 2013 to RMB400 million (approximately US$65.4 million), an increase of RMB150 million from the original credit line of RMB250 million. We used the increased credit line to lease roughly 575 kilograms of additional gold in the third quarter of 2013. On December 18, 2013 and January 13, 2014, we returned 430 and 246 kilograms of gold to CCB, respectively. On January 14, 2014 and February 12, 2014, we leased an additional 570 and 310 kilograms of gold based on the Gold Lease Agreement, respectively with aggregate market value of RMB218 million (approximately US$35.7 million).

On January 1, 2013, we entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank. In February 2013, we leased an aggregate of 530 kilograms of gold with a market price of approximately RMB176 million (US$28.1 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at SPD Bank equal to approximately RMB15.8 million (approximately US$2.5 million) and pledge the amount to SPD Bank. The leases each have an initial term of approximately 12 months, and provide for an interest rate of 6% per annum. Lease payments to SPD are due quarterly beginning in March 2013, and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the leases in February 2014, we returned 530 kilograms of gold to SPD Bank.

On July 25, 2013, we borrowed an aggregate of 100 kilograms of gold with a market price of approximately RMB26.8 million (approximately US$4.4 million). This gold lease agreement has an initial term of approximately 6 months with a lease rate of 6% per annum. We secured our obligation to pay rent (and return the leased gold to SPD Bank at the end of the lease term) by depositing cash into an account at SPD Bank equal to approximately RMB2.4 million (approximately US$391,000) and pledging the account to SPD Bank. On January 24, 2014, we extended the lease period to an additional 12 months when the lease expired. We are required to deposit cash into an account at SPD Bank equal to approximately RMB4.4 million (approximately US$713,915).

On December 16, 2013, we leased an aggregate of 120 kilograms of gold with a market price of approximately RMB29.7 million (US$4.85 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at SPD Bank equal to approximately RMB3 million (US$486,760) and pledge the amount to SPD Bank. This gold lease agreement has an initial term of approximately 12 months with a lease rate of 6% per annum. At the end of the leases, we will need to return 120 kilograms of gold to SPD Bank.

On January 2, 2014, we entered into a gold lease agreement with SPD Bank and leased an aggregate of 85 kilograms of gold with a market price of approximately RMB20.5 million (US$3.3 million) The lease has an initial term of approximately 12 months, and provides for an interest rate of 7.5% per annum. We required to deposit cash into an account at SPD Bank equal to approximately RMB2 million (approximately US$324,507) and pledge the amount to SPD Bank. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7.5%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, we will need to return 85 kilograms of gold to SPD Bank.

On January 10, 2014, we entered into a gold lease agreement with SPD Bank and leased an aggregate of 210 kilograms of gold with a market price of approximately RMB51.02 million (US$8.28 million). The lease has an initial term of approximately 6 months, and provides for an interest rate of 7% per annum. We are required to deposit cash into an account at SPD Bank equal to approximately RMB11.4 million (approximately US$1.9 million) and pledge the amount to SPD Bank. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, we will need to return 210 kilograms of gold to SPD Bank.

On February 12, 2014, we entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank. In February 2014, Wuhan Kingold leased an aggregate of 320 kilograms of gold with a market price of approximately RMB81.7 million (US$13.4 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 4 months, and provides for an interest rate of 6% per annum. We are required to deposit cash into an account at SPD Bank equal to approximately RMB20.4 million (approximately US$3.3 million). Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, we will need to return 320 kilograms of gold to SPD Bank.

On August 28, 2013, we entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank, and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately US$6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments to CITIC Bank are due at the end of the leasing period. At the end of the lease, we will need to return 150 kilograms of gold to CITIC Bank. Under the gold lease agreement with CITIC Bank, we are required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately US$1.4 million) and pledge the amount to CITIC Bank. On January 27, 2014, we leased an additional 150 kilograms of gold (valued at approximately RMB36.5 million or approximately US$5.9 million), pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at CITIC equal to approximately RMB7.3 million (approximately US$1.2 million) and pledge the amount to CITIC Bank. On February 21, 2014, we leased additional 200 kilograms of gold (valued at approximately RMB51.6 million or approximately US$8.4 million) pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at CITIC equal to approximately RMB10.5 million (approximately US$1.7 million) and pledge the amount to CITIC Bank. On March 5, 2014, we leased an additional 150 kilograms of gold (valued at approximately RMB39.9 million or approximately US$6.5 million) pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at CITIC equal to approximately RMB9 million (approximately US$1.5 million) and pledge the amount to CITIC Bank. These three leases have a term of 6 months and provides for an interest rate of 6% per annum.

We leased the gold as a way to fuel our growth and will return the same amount of gold to CCB, SPD Bank and CITIC Bank at the end of the respective lease agreements. Under these gold lease arrangements, each of CCB, SPD Bank and CITIC Bank retains beneficial ownership of the gold leased to us and treats it as if the gold is placed on consignment to us. All three banks have their own representatives on our premises to monitor on a daily basis the use and security of the gold leased to us. Accordingly, we record these gold lease transactions as operating leases because we do not have ownership nor have we assumed the risk of loss for the leased gold. We record the lease payments as interest expense.

As of March 31, 2014, 2,940 kilograms of leased gold, at the amount of $121.9 million, will be returned in within fiscal year 2014. Interest expense for the leased gold for the three months ended March 31, 2014 and 2013 were $1.6 and $666,517, respectively, which were included in cost of sales.

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

Liquidity and Capital Resources

As of March 31, 2014, we had approximately $7.5 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations through borrowing of short-term bank loans generally with a term of one year or less as well as through private and public offerings in the U.S. capital markets.

At March 31, 2014, we had total outstanding short-term loans of $39.0 million from Xing Ye Bank ($7.8 million), CITIC Bank ($23.1 million) as well as Hubei Bank ($8.1 million). The amounts outstanding under these bank loans are presented in our financial statements as “short-term loans.” For additional information regarding our short-term loans, please see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.

On October 23, 2013, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Science. The Acquisition Agreement provides for the acquisition of the Shanghai Creative Industry Park, which is proposed to be renamed the Kingold Jewelry International Industry Park. The Jewelry Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

Pursuant to the Acquisition Agreement, we acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park for approximately RMB1.0 billion (approximately USD$164 million at the spot exchange rates) from Wuhan Science (which had acquired the rights from Wuhan Wansheng in July 2013), and authorized Wuhan Wansheng, as agent, to complete construction of the Park.

We currently intend to finance the Jewelry Park predominantly with bank loans supplemented by our operating cash flows, and where possible, deposits or advances that may be received from lessees.

Payments for the project will be made to Wuhan Wansheng in tranches, as follows, in line with the completion of certain building installments, as outlined in the Acquisition Agreement:

Date	Payment Commitment	Payment Commitment
	(RMB in millions)	(US$ in millions)**
October 2013*	200	33
January 2014	50	8
June 2014	100	16
September 2014	150	25
January 2015	250	41
June 2015	250	41
Total	1000	$164

* Includes initial deposit made to seller of RMB5 million to maintain access or option to complete this transaction.

** In US$ based on the October 2013 spot rate

The Acquisition Agreement specifies that upon payment of the initial RMB 200M tranche, that Wuhan Wansheng will transfer a portion of Wuhan Science’s ownership to Wuhan Kingold  and register Wuhan Kingold as the 60% shareholder of the Jewelry Park, and gives Wuhan Kingold the right to appoint the chief financial officer for the project to supervise and manage the use of the funds. Upon payment of the final installment, Wuhan Wansheng will register the remaining interests in Wuhan Kingold’s name and it will be the 100% owner of the Park.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the U.S. dollar (from US$1 = RMB 7.2946 on January 1, 2008 to US$1 = RMB6.1632 on March 31, 2014). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our short-term borrowings as of March 31, 2014, were approximately $39 million, and interest expenses paid were $1.7 million for the three months ended March 31, 2014. Our long-term borrowings as of March 31, 2014 were approximately $32.4 million.

At the end of March 31, 2014, our weighted average interest rate was 9.08%. We do not expect the interest expense will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report due to the continued existence of material weaknesses in our internal control over financial reporting.

In connection with the preparation of our 2013 financial statements, management determined that, as of December 31, 2013, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses: (i) lack of appropriate approval procedures for certain material transactions; (ii) inadequate controls over material cash transactions with a related party, including failure to obtain board approval and failure to record in a timely manner; and (iii) lack of resources with technical competency to review and record non-routine or complex transactions.  While our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions with a value in excess of $250,000, we are still exploring implementing additional policies and procedures to address these material weaknesses.

Changes in Internal Controls

Except for implementing policies to address the material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2014. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	Furnished Herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Kingold’s Periodic Report on Form 10-Q for the period ended March 31, 2014, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

