Form 10-Q
period 2014-06-30
KINGOLD JEWELRY, INC.
filed 2014-08-13
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2014

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

As of August 11, 2014, there were 65,953,462 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers of their sale commitments and customers of their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;
•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;
•	our ability to manage growth;
•	our ability to complete the construction and development of, and then successfully manage, the proposed Kingold Jewelry International Industry Park;
•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully manage any acquired business;
•	our ability to integrate acquired businesses;
•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;
•	our ability to retain and attract senior management and other key employees;
•	any internal investigations and compliance reviews of the Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;
•	changes in People’s Republic of China (“PRC”) or U.S. tax laws;
•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;
•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;
•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in any material pending and future litigations;
•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;
•	the success of our research and development activities;
•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and from whom we obtain certain working capital loans;
•	our ability to understand China’s commercial real estate market as we begin to build the recently acquired Kingold Jewelry International Industry Park and to manage the relationships with the planned tenants in such park;
•	our ability to obtain the government permits necessary to sell certain commercial property that we are developing in the Kingold Jewelry International Industry Park;
•	our knowledge of and marketing capabilities in markets outside of China, particularly the Middle East, as we begin to expand our business outside of China through our formation of a joint venture with a Kuwaiti entity; and
•	other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward looking statement, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	June 30,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$6,809,213	$2,284,930
Restricted cash	32,860,788	12,668,749
Accounts receivable	73,200	532,386
Inventories	209,587,794	174,433,501
Other current assets and prepaid expenses	1,819,657	8,252,387
Due from related party	-	52,354,308
Value added tax recoverable	6,954,256	6,220,866
Deferred income tax assets	-	275,882
Total Current Assets	258,104,908	257,023,009

PROPERTY AND EQUIPMENT, NET	10,085,006	10,686,947

OTHER ASSETS
Deposit on land use right	42,791,774	32,721,442
Other assets	156,810	157,946
Land use right	497,328	507,117
Total Other Assets	43,445,912	33,386,505
TOTAL ASSETS	$311,635,826	$301,096,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$20,709,819	$49,572,985
Other payables and accrued expenses	2,617,325	3,499,717
Income tax payable	5,726,882	3,269,908
Other taxes payable	696,190	848,739
Cash dividend payable	5,276,277	-
Total Current Liabilities	35,026,493	57,191,349

Long term loans	32,461,626	29,004,287
TOTAL LIABILITIES	67,488,119	86,195,636

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 65,953,462 and 64,953,462 shares issued and outstanding as of June 30, 2014 and December 31, 2013	65,953	64,953
Additional paid-in capital	79,028,195	76,847,205
Retained earnings
Unappropriated	149,677,707	120,946,375
Appropriated	967,543	967,543
Accumulated other comprehensive income	14,408,309	16,074,749
Total Stockholders' Equity	244,147,707	214,900,825
TOTAL LIABILITIES AND EQUITY	$311,635,826	$301,096,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

NET SALES	$339,766,164	$367,042,088	$647,219,263	$588,450,210

COST OF SALES
Cost of sales	(314,950,855)	(356,510,182)	(594,244,102)	(571,967,488)
Depreciation	(306,688)	(302,694)	(614,967)	(601,776)
Total Cost of Sales	(315,257,543)	(356,812,876)	(594,859,069)	(572,569,264)

GROSS PROFIT	24,508,621	10,229,212	52,360,194	15,880,946

OPERATING EXPENSES
Selling, general and administrative expenses	1,053,314	871,886	3,618,490	1,995,756
Stock compensation expenses	612,995	510,830	1,225,990	758,788
Depreciation	30,933	37,158	62,040	73,993
Amortization	3,065	3,045	6,154	6,054
Total Operating Expenses	1,700,307	1,422,919	4,912,674	2,834,591

INCOME FROM OPERATIONS	22,808,314	8,806,293	47,447,520	13,046,355

OTHER EXPENSE
Interest expense	(282,868)	(99,539)	(961,391)	(194,048)
Total Other Expense	(282,868)	(99,539)	(961,391)	(194,048)

INCOME FROM OPERATIONS BEFORE TAXES	22,525,446	8,706,754	46,486,129	12,852,307

INCOME TAX PROVISION (BENEFIT)
Current	5,714,928	2,976,395	12,203,971	4,795,298
Deferred	-	(594,907)	274,548	(1,301,887)
TOTAL INCOME TAX PROVISION	5,714,928	2,381,488	12,478,519	3,493,411

NET INCOME	$16,810,518	$6,325,266	$34,007,610	$9,358,896

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$332,315	$2,539,475	$(1,666,440)	$3,502,015

COMPREHENSIVE INCOME	$17,142,833	$8,864,741	$32,341,170	$12,860,911

Earnings per share
Basic	$0.25	$0.10	$0.52	$0.15
Diluted	$0.25	$0.10	$0.51	$0.15
Weighted average number of shares
Basic	65,953,462	64,002,331	65,881,239	62,428,297
Diluted	66,088,514	64,253,053	66,337,896	62,727,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,007,610	$9,358,896
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	677,007	675,769
Amortization of intangible assets	6,154	6,054
Share based compensation	1,225,990	758,788
Inventory valuation allowance	-	5,207,547
Deferred tax provision (benefit)	274,548	(1,301,887)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	456,437	699,963
Inventories	(36,496,004)	(15,191,547)
Other current assets and prepaid expenses	7,932,173	(8,414,355)
Value added tax recoverable	(780,002)	(3,315,726)
Increase (decrease) in:
Other payables and accrued expenses	(893,437)	36,309
Income tax payable	2,486,400	350,834
Other taxes payable	(146,790)	(253,195)
Net cash provided by (used in) operating activities	8,750,086	(11,382,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposit for land use right	(10,330,282)	-
Purchase of property and equipment	(150,718)	(44,545)
Net cash used in investing activities	(10,481,000)	(44,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans-short term	20,759,049	-
Repayments of bank loans-short term	(49,333,268)	-
Proceeds from long term loan	3,674,759	-
Restricted cash	(20,331,414)	(2,533,688)
Proceeds from related party loan	64,971,981	59,948
Repayments of related party loan	(12,994,396)	-
Net proceeds from exercise of warrants	-	4,500,000
Net proceeds from stock issuance in public offering	-	12,522,000
Net cash provided by financing activities	6,746,711	14,548,260

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(491,514)	26,861

NET DECREASE IN CASH AND CASH EQUIVALENTS	4,524,283	3,148,026

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,284,930	2,544,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,809,213	$5,692,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$6,411,325	$2,640,896
Cash paid for income tax	$9,717,571	$4,444,464

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared	$5,276,277	$-

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014.

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

Restricted Cash

As of June 30, 2014, the Company had restricted cash of $32,860,788 compared to $12,668,749 as of December 31, 2013. Approximately $11.2 million was related to the bank loan with China CITIC Bank Corporation Limited (“CITIC Bank”) – see Note 6 for details. Approximately $13.6 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank– see Note 13 – Gold Lease Transactions. Approximately $8.4 million was deposited to Construction Bank of China for future loan possibility.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At June 30, 2014 and December 31, 2013, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. As of June 30, 2014 and December 31, 2013, respectively, the Company recorded a lower of cost or market adjustment of $0 million and $1.1 million to adjust the carrying value to market. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition.

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

Land Use Right

Under the People’s Republic of China (“PRC”) law, all land in the PRC is owned by the government and cannot be sold to an individual or company. The government grants individuals and companies the right to use parcels of land for specified periods of time. These land use rights are sometimes referred to informally as “ownership.” Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful life is 50 years, and is determined in connection with the term of the land use right.

Long-lived assets

Certain assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2014.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair value of financial instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The Company determines that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions.

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

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 2.79% of total revenue for the period ended June 30, 2014, compared to 2.07% for the period ended June 30, 2013.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income taxes

The Company accounts for income taxes under FASB Codification Topic 740 (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at June 30, 2014 or at December 31, 2013.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2008 and after. As of June 30, 2014, the tax years ended December 31, 2008 through December 31, 2013 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	June 30,	December 31,
	2014	2013

Balance sheet items, except for share capital,
additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.1565	US$1=RMB 6.1122

Amounts included in the statements of operations and cash flows for the period	US$1=RMB 6.1419	US$1=RMB 6.1943

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Share-Based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes the accounting for non-employee and employee stock-based awards. Under the provisions of ASC 718, the fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. For the non-employee stock-based awards, the fair value of the awards to non-employees may be measured every reporting period based on the value of the Company’s common stock. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period.

For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight-line basis over the requisite service period for the entire award.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Risks and Uncertainties

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. The Company potentially has exposure to the fluctuation in gold commodity prices as part of its normal operations. In the past, the Company has not hedged its requirement for gold or other raw materials through the use of options, forward contracts or outright commodity purchasing. A significant increase in the price of gold could increase the Company’s production costs beyond the amount that it is able to pass on to its customers, which would adversely affect the Company’s sales and profitability. A significant disruption in the Company’s supply of gold, or other commodities, could decrease its production and shipping levels, materially increase its operating costs, and materially and adversely affect its profit margins. Shortages of gold, or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which the Company purchases its raw materials, may adversely affect its ability to maintain production of its products and sustain profitability. Although the Company generally attempts to pass on increased commodity prices to its customers, there may be circumstances in which it is not able to do so. In addition, if the Company were to experience a significant or prolonged shortage of gold, it would be unable to meet its production schedules and to ship products to its customers in a timely manner, which would adversely affect its sales, margins and customer relations.

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

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Wuhan Kingold through a series of agreements. Although the Company believes the contractual relationships through which it controls Wuhan Kingold comply with current licensing, registration and regulatory requirements of the PRC, it cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that the Company’s structure or operating arrangements do not comply with applicable law, it could revoke the Company’s business and operating licenses, require it to discontinue or restrict its operations, restrict its right to collect revenues, require it to restructure its operations, impose additional conditions or requirements with which the Company may not be able to comply, impose restrictions on its business operations or on its customers, or take other regulatory or enforcement actions against the Company that could be harmful to its business. If such agreements were cancelled, modified or otherwise not complied with, the Company would not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including the organization and structure disclosed in Note 1, this may not be indicative of future results.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on its consolidated financial position, results of operations, or cash flows.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

Reclassification

Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Interest expense related to the cost of gold for the gold lease transactions in the amount of $1,556,874 and $890,357 was reclassified to cost of sales for the six months and three months ended June 30, 2013, respectively. This reclassification has no effect on the accompanying condensed consolidated statements of operation and cash flows.

NOTE 3 - INVENTORIES, NET

Inventories as of June 30, 2014 and December 31, 2013 consist of the following:

	As of
	June 30,	December 31,
	2014	2013
Raw materials	$43,245,037	$42,882,587
Work-in-progress	123,220,235	97,503,987
Finished goods	43,122,522	35,150,454
Inventory valuation allowance	-	(1,103,527)
Inventories, net	$209,587,794	$174,433,501

As of June 30, 2014, the Company did not record any lower of cost or market adjustment compared to the adjustment of $1,103,527 as of December 31, 2013.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of June 30, 2014 and December 31, 2013:

	As of
	June 30,	December 31,
	2014	2013
Buildings	$2,491,755	$2,509,815
Plant and machinery	19,443,682	19,444,059
Motor vehicles	71,389	71,906
Office and electric equipment	636,912	630,626
Subtotal	22,643,738	22,656,406
Less: accumulated depreciation	(12,558,732)	(11,969,459)
Property and equipment, net	$10,085,006	$10,686,947

Depreciation expense for the six months ended June 30, 2014 and 2013 was $677,007 and $675,769, respectively. Depreciation expense for the three months ended June 30, 2014 and 2013 was $337,621 and $339,852, respectively.

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

As of June 30, 2014, Wuhan Kingold had made a RMB250 million (approximately US$41 million) deposit on the Land Use Right, which represents the total cost of the Land Use Right. Wuhan Kingold is also required to make the construction payments to finance the full construction, as estimated based on certain construction project milestones listed below. Due to a delay by the construction company in charge of the Project’s construction (the “Construction Company”), construction of the Project has been delayed. As such, the Company has delayed its payments due to the Construction Company by two to three months.

Wuhan Kingold will appoint a financial controller for the project to supervise and monitor the use of the milestone payments. Upon the completion of the whole project in accordance with the specific requirements agreed upon by both signing parties, Wuhan Kingold will have ownership of the properties situated on the land and intends to either sell or lease various properties.

Date	Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	$32.72
January 2014	50	8
September 2014†	100	16
November 2014	150	25
January 2015	250	41
June 2015	250	41
Total	1,000	$164

* Includes initial deposit made to seller
** In US$ based on the spot rate
† Updated to reflect delay to payment schedule

Because the Land Use Right will not be transferred to Wuhan Kingold until the completion of the entire project, the initial payment of RMB250 million was recorded as “Deposit on Land Use Right” on the balance sheet. Any future payments towards the construction of the Jewelry Park Project will be recorded as “Construction in Progress” until the Project is completed and certified for use. Upon the completion of the Project, the excess of RMB1.0 billion commitment over the actual amount spent on the construction of the Project shall be deemed as the actual cost of the Land Use Right.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – LOANS

Short term loans consist of the following:

		As of
		June 30,	December 31,
		2014	2013

a)	Loan payable to Xing Ye Bank Wuhan Branch	$-	$7,853,146
b)	Loans payable to CITIC Bank Wuhan Branch	-	17,996,793
c)	Loans payable to CITIC Bank Wuhan Branch	12,994,396	15,542,685
d)	Loan payable to Jiang’an Wuhan Branch of Hubei Bank Co	-	8,180,361
e)	Loans payable to CITIC Bank Wuhan Branch	7,715,423	-

	Total short term loans	$20,709,819	49,572,985

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

c) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB95 million (equivalent to approximately US$15.4 million) consists of three working capital loan contracts signed on December 6, 2013 with maturity dates of April 11, 2014, April 18, 2014 and May 8, 2014, respectively. The annual interest rate is 6.9%. All loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB23 million (equivalent to approximately US$3.8 million). The loans were repaid. New loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB80 million (equivalent to approximately US$12.9 million) consists of three working capital loan contracts originated on April 17, 2014, May 6, 2014 and May 29, 2014, with maturity dates of April 17, 2015, May 6, 2015 and May 29, 2015, respectively. The annual interest rate is 6.9%, 7.2% and 7.2%, respectively. All the loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB18 million (equivalent to approximately US$3 million). The loan is also secured by 160 kilograms of Au9999 gold pledged by Wuhan Kingold.

d) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of RMB50 million (equivalent to approximately US$8.1 million) consists of one Loan Contract signed on December 10, 2013 with a maturity date of April 18, 2014. The annual interest rate is 6.6%. This loan is guaranteed by the Company’s Chairman and Chief Executive Officer’s personal credit. This loan was repaid in full on April 18, 2014.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Interest expense for all of the loans mentioned above for the six months ended June 30, 2014 and 2013 was $961,391 and $194,048, respectively. For the three months ended June 30, 2014 and 2013, it was $282,868 and $99,539, respectively.

Long term loan consists of the following:

		As of
		June 30,	December 31,
		2014	2013

f)	Loan payable to Chang’an International Trust Co., Ltd.	$32,461,626	$29,004,287

	Total long term loans	$32,461,626	$29,004,287

f) On November 29, 2013, Wuhan Kingold entered into a Trust Loan Contract in the amount of RMB200 million (equivalent to approximately US$32.5 million as of the spot rate on June 30, 2014) with Chang’an International Trust Co., Ltd. (the “Trust Loan”) in order to undertake the aforementioned acquisition of the Jewelry Park Project (see Note 5). The Trust Loan was approved on December 3, 2013. The loan has a 24-month term, and bears interest at a fixed rate of 13.5% per annum. The loan is secured by 1,000 kilograms of Au9999 gold pledged by Wuhan Kingold. Interest for the Trust Loan in the amount of $2.2 million for the first six months was capitalized and was not recorded as part of total interest expenses.

NOTE 7 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2014 and 2013. The Company has loss carry forwards of approximately $11,372,506 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2034. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of June 30, 2014 was $3,866,652. The net increase in the valuation allowance for the period ended June 30, 2014 was $784,852.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended June 30, 2014 and 2013.

The Company has $0 deferred income tax assets as of June 30, 2014 compared to $0.275 million as of December 31, 2013, from its foreign operations, which are related to an inventory allowance reflecting the decline in gold prices.

The Company intends to reinvest its foreign profits indefinitely in order to avoid recording a deferred tax liability upon repatriation to the United States.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant components of the income tax provision were as follows for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	5,714,928	2,976,395	12,203,971	4,795,298
	5,714,928	2,976,395	12,203,971	4,795,298

Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	(594,907)	274,548	(1,301,887)
	-	(594,907)	274,548	(1,301,887)
Income tax provision	$5,714,928	$2,381,488	$12,478,519	$3,493,411

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

United States	$(1,051,094)	$(622,972)	$(2,308,388)	$(1,151,670)
Foreign	23,576,540	9,329,726	48,794,517	14,003,977
	22,525,446	8,706,754	46,486,129	12,852,307

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - EARNINGS PER SHARE

As of June 30, 2014, Kingold had 1,117,778 warrants issued and outstanding in connection with the issuance of its common stock in public offerings. Of these warrants: 823,778 warrants were issued in 2009, with an exercise price of $0.996; 150,000 warrants were issued in 2011, with an exercise price of $3.25; and 144,000 warrants were issued in 2011, with an exercise price of $3.99. As of June 30, 2014, the warrants issued in 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than the average market price for the six months ended June 30, 2014. Accordingly, such warrants are not included in weighted average shares calculation.

As of June 30, 2014, Kingold also had 3,130,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27; 1,500,000 options were granted in 2011, with an exercise price of $2.59; 1,300,000 options were granted in 2012, with an exercise price of $1.22; 120,000 options were granted in 2012, with an exercise price of $1.49; and 90,000 options were granted in 2013, with an exercise price of $1.18. As of June 30, 2014, 1,300,000 options granted in 2012 and 90,000 options granted in 2013 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The other options granted were anti-dilutive because the exercise prices were higher than the average market price for the six months ended June 30, 2014. Accordingly, they are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$16,810,518	$6,325,266	$34,007,610	$9,358,896

Weighted average number of common shares outstanding - Basic	65,953,462	64,002,331	65,881,239	62,428,297

Effect of dilutive securities:
Unexercised warrants and options	135,052	250,722	456,657	298,950

Weighted average number of common shares outstanding - Diluted	66,088,514	64,253,053	66,337,896	62,727,247

Earnings per share-Basic	$0.25	$0.10	$0.52	$0.15

Earnings per share-Diluted	$0.25	$0.10	$0.51	$0.15

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - EQUITY

On October 25, 2013, 400,000 shares were issued to Financial Buzz Media Networks LLC. $364,000 and $nil stock compensation expense was recognized in connection with this transaction for the six months ended June 30, 2014 and 2013, respectively. $182,000 and $nil stock compensation expense was recognized in connection with this transaction for the three months ended June 30, 2014 and 2013, respectively.

On January 10, 2014, the Company entered into a consulting agreement with Sailesh C. Barchha (the “Consulting Agreement”) to assist the Company in expanding into the international market. Pursuant to the terms of the Consulting Agreement, the Company has entered into a joint venture agreement with Kuwait Support Services Company W.L.L., or KSS, a major multi-business group headed by His Excellency Sheikh Ameer Al Sabah of Kuwait. In connection with such joint venture with KSS, Mr. Barchha will provide certain management consulting and financial advisory services to the Company over a two year term from January 10, 2014 to January 9, 2016. In exchange for such services, the Company has issued to Mr. Barchha an aggregate of 1,000,000 shares of common stock of the Company on January 14, 2014. The fair value of this common stock compensation is based on the closing stock price on the date at which the 1,000,000 shares were granted. $440,000 and $220,000 of stock compensation expense was recognized for the six months and three months ended June 30, 2014. The Company included $1,320,000 of prepaid expenses in “other current assets and prepaid expenses” on the balance sheet as of June 30, 2014. As of June 30, 2014, the Company had not made any contributions to the joint venture and no operations under the joint venture had commenced.

On June 17, 2014, the Company issued a press release announcing that the Board of Directors of the Company approved a special cash dividend of US$0.08 per share of common stock. The dividend will be payable no later than August 28, 2014 to stockholders of record as of June 30, 2014. The total amount of approximately US$5.3 million cash dividend payable was recorded as of June 30, 2014.

As of June 30, 2014, the Company had 65,953,462 shares of common stock issued and outstanding and warrants outstanding to purchase up to 1,117,778 shares of its common stock.

NOTE 10 - WARRANTS

Following is a summary of the status of warrant activities as of June 30, 2014:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2014	1,417,778	$1.74	0.86
Granted
Forfeited	(300,000)	$1.80
Exercised
Outstanding, June 30, 2014	1,117,778	$1.68	0.36

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - OPTIONS

On March 24, 2011, the Board of Directors voted to adopt the 2011 Stock Incentive Plan (the “Plan”), which was later ratified by the Company’s stockholders on October 31, 2011, at the 2011 annual meeting.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of the Company’s common stock may be granted.

For options issued prior to January 1, 2012, the compensation expense of $220,877 and $220,877 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the six months ended June 30, 2014 and 2013, respectively. $110,439 and $110,439 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the three months ended June 30, 2014 and 2013, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $189,554 and $189,554 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the six months ended June 30, 2014 and 2013, respectively. $94,777 and $94,777 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the three months ended June 30, 2014 and 2013, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $11,557 and $0 were recorded as part of operating expense-stock compensation for the 90,000 options above for the six months ended June 30, 2014 and 2013, respectively. $5,779 and $0 were recorded as part of operating expense-stock compensation for the 90,000 options above for the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Company had 2,195,625 outstanding vested stock options with a weighted average remaining term over 7.05 years. As of June 30, 2014, the Company had 934,375 unvested stock options with a weighted average remaining term over 7.16 years. Unrecorded stock-based compensation expense was $969,321 as of June 30, 2014.

The following table summarizes the Company’s stock option activity:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value
Outstanding, December 31, 2013	3,130,000	$1.93	7.66	3,727,830
Exercisable, December 31, 2013	1,849,375	$2.08	7.78	2,230,185
Granted
Forfeited
Exercised
Outstanding, June 30, 2014	3,130,000	$1.93	7.16	3,727,830
Exercisable, June 30, 2014	2,195,625	$2.06	7.05	2,640,616

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance.  The cash and restricted cash balance held in the PRC bank accounts was $39,578,513 and $14,660,013 as of June 30, 2014 and December 31, 2013, respectively. The cash balance held in the BVI bank accounts was $14,027 and $9,847 as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014 and December 31, 2013, the Company held $52,454 and $274,016 of cash balances within the United States, of which $0 and $24,016 was in excess of FDIC insurance limits of $250,000 as of June 30, 2014 and December 31, 2013, respectively.

For the periods ended June 30, 2014 and 2013, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the periods ended June 30, 2014 and 2013. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three months ended June 30, 2014 or 2013.

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

On December 16, 2013, Wuhan Kingold leased an aggregate of 120 kilograms of gold with a market price of approximately RMB29.7 million (US$4.9 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB3 million (US$486,760) and pledge the amount to SPD Bank. This gold lease agreement has an initial term of approximately 12 months with a lease rate of 6% per annum. At the end of the leases, the Company will need to return 120 kilograms of gold to SPD Bank.

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

On January 10, 2014, Wuhan Kingold entered into a gold lease agreement with SPD Bank and leased an aggregate of 210 kilograms of gold with a market price of approximately RMB51.0 million (US$8.3 million). The lease has an initial term of approximately 6 months, and provides for an interest rate of 7% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB11.4 million (approximately US$1.9 million) and pledge the amount to SPD Bank. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease in July 2014, the Company returned 210 kilograms of gold to SPD Bank.

On February 12, 2014, Wuhan Kingold entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank. In February 2014, Wuhan Kingold leased an aggregate of 320 kilograms of gold with a market price of approximately RMB81.7 million (US$13.4 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 4 months, and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB20.4 million (approximately US$3.3 million). Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, the Company returned the 320 kilograms of gold to SPD Bank. On June 27, 2014, Wuhan Kingold leased an another aggregate of 320 kilograms of gold with a market price of approximately RMB84.4 million (US$13.7 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB27.4 million (approximately US$4.5 million).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 28, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank, and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately US$6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments  to CITIC Bank are due at the end of the leasing period.  At the end of the lease, the Company will need to return 150 kilograms of gold to CITIC Bank. Under the gold lease agreement with CITIC Bank, the Company is required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately US$1.4 million) and pledge the amount to CITIC Bank. On January 27, 2014, Wuhan Kingold leased additional 150 kilograms of gold (valued at approximately RMB36.5 million or approximately US$5.9 million), pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB7.3 million (approximately US$1.2 million) and pledge the amount to CITIC Bank. At the end of the lease in July 2014, the Company returned 150 kilograms of gold to CITIC Bank. On February 21, 2014, Wuhan Kingold leased additional 200 kilograms of gold (valued at approximately RMB51.6 million or approximately US$8.4 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB10.5 million (approximately US$1.7 million) and pledge the amount to CITIC Bank. On March 5, 2014, Wuhan Kingold leased an additional 150 kilograms of gold (valued at approximately RMB39.9 million or approximately US$6.5 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB9 million (approximately US$1.5 million) and pledge the amount to CITIC Bank. These three leases have a term of 6 months and provides for an interest rate of 6% per annum.

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

As of June 30, 2014 and December 31, 2013, 2,940 kilograms and 1,721 kilograms of leased gold, at the amount of $122.5 million and $83.7 million, respectively, will be returned within fiscal year 2014. Interest expense for the leased gold for the six months ended June 30, 2014 and 2013 was $3.5 million and $1.6 million, respectively. For the three months ended June 30, 2014 and 2013, interest expense was $1.9 million and $0.9 million, respectively, which was included in the cost of sales.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

Future payment commitments under the purchase agreement of “Kingold Jewelry International Industry Park” amounted to RMB750 million (US$123 million). See Note 5 “Deposit on Land Use Right.”

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In light of the fast growth in the investment gold business sector, we have signed agreements with various leading banks in China, such as the Bank of Communication and China Merchant Bank, to sell gold bars and coins and other products through bank branches. We tested this business model in 2011, and investment gold accounted for approximately 8.9% of our total revenue in 2013 and 5.0% of our total revenue in 2012. Our total sales of investment gold for the first six months of 2014 amounted to roughly $14.1 million. We anticipate that the investment gold business will continue to become an increasingly important part of our business in the future.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB1 billion (approximately US$164 million at the spot rate). We have financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may finance part of the remaining payments through proceeds derived from the presale of some of the commercial units if we can obtain the pre-sale permit from the governing authority in time. The land use rights are held in the Shanghai Creative Industry Park, which we intend to rename the Kingold Jewelry International Industry Park, or the Jewelry Park for purposes of this report. We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers in China, and may also sell developed commercial and residential properties built on this site to individual and corporate buyers. The agreement was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited initially granting us a portion of Wuhan Huayuan Science and Technology Development Limited Company’s, or Wuhan Huayuan’s, ownership, granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and naming Wuhan Huayuan as agent for the completion of the construction. Accordingly, we now own 60% of the Jewelry Park. Upon our payment of the final installment payment, we will become the 100% owner of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Wansheng, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months and six months ended June 30, 2014 and 2013 in U.S. dollars:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

NET SALES	$339,766,164	$367,042,088	$647,219,263	$588,450,210

COST OF SALES
Cost of sales	(314,950,855)	(356,510,182)	(594,244,102)	(571,967,488)
Depreciation	(306,688)	(302,694)	(614,967)	(601,776)
Total Cost of Sales	(315,257,543)	(356,812,876)	(594,859,069)	(572,569,264)

GROSS PROFIT	24,508,621	10,229,212	52,360,194	15,880,946

OPERATING EXPENSES
Selling, general and administrative expenses	1,053,314	871,886	3,618,490	1,995,756
Stock compensation expenses	612,995	510,830	1,225,990	758,788
Depreciation	30,933	37,158	62,040	73,993
Amortization	3,065	3,045	6,154	6,054
Total Operating Expenses	1,700,307	1,422,919	4,912,674	2,834,591

INCOME FROM OPERATIONS	22,808,314	8,806,293	47,447,520	13,046,355

OTHER EXPENSE
Interest expense	(282,868)	(99,539)	(961,391)	(194,048)
Total Other Expense	(282,868)	(99,539)	(961,391)	(194,048)

INCOME FROM OPERATIONS BEFORE TAXES	22,525,446	8,706,754	46,486,129	12,852,307

INCOME TAX PROVISION (BENEFIT)
Current	5,714,928	2,976,395	12,203,971	4,795,298
Deferred	-	(594,907)	274,548	(1,301,887)
TOTAL INCOME TAX PROVISION	5,714,928	2,381,488	12,478,519	3,493,411

NET INCOME	$16,810,518	$6,325,266	$34,007,610	$9,358,896

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$332,315	$2,539,475	$(1,666,440)	$3,502,015

COMPREHENSIVE INCOME	$17,142,833	$8,864,741	$32,341,170	$12,860,911

Earnings per share
Basic	$0.25	$0.10	$0.52	$0.15
Diluted	$0.25	$0.10	$0.51	$0.15
Weighted average number of shares
Basic	65,953,462	64,002,331	65,881,239	62,428,297
Diluted	66,088,514	64,253,053	66,337,896	62,727,247

Three and Six Month Period Ended June 30, 2014, compared to Three and Six Months Period Ended June 30, 2013

Net Sales

Net sales for the three months ended June 30, 2014 amounted to $339.8 million, a decrease of $27.3 million, or 7.4%, from net sales of $367.0 million for the three months ended June 30, 2013. The decrease in net sales was primarily due to an overall decrease in the price of gold in the second quarter of 2014.

Net sales for the six months ended June 30, 2014 amounted to $647.2 million, an increase of $58.8 million, or 10.0%, from net sales of $588.4 million for the six months ended June 30, 2013. The increase in net sales was primarily due to increased production in the amount of $137.4 million, which was partially offset by the decrease in the price of gold in the second quarter of 2014 ($88.1 million), with the remaining increase due to the translation gain from RMB into US$.

In the second quarter of 2014, we processed a total of 17.9 metric tons of gold, of which branded production accounted for 8.7 metric tons (48.6%) and customized production accounted for 9.2 metric tons (51.4%). In the second quarter of 2013, we processed a total of 15.2 metric tons of gold, of which branded production accounted for 8.5 metric tons (55.9%) and customized production accounted for 6.7 metric tons (44.1%).

In the first half of 2014, we processed a total of 32.3 metric tons of gold, of which branded production accounted for 16.6 metric tons (51.4%) and customized production accounted for 15.7 metric tons (48.6%).In the first half of 2013, we processed a total of 23.8 metric tons of gold, of which branded production accounted for 13.2 metric tons (55.5%) and customized production accounted for 10.6 metric tons (44.5%).

Gold Processed for the Three Months Ended June 30, 2014

In Metric Tons	2014		2013

Branded	8.7	48.6%	8.5	55.9%
Customized	9.2	51.4%	6.7	44.1%

TOTAL	17.9	100.0%	15.2	100.0%

Gold Processed for the Six Months Ended June 30, 2014

In Metric Tons	2014		2013

Branded	16.6	51.4%	13.2	55.5%
Customized	15.7	48.6%	10.6	44.5%

TOTAL	32.3	100.0%	23.8	100.0%

Cost of Sales

Cost of sales for the three months ended June 30, 2014 amounted to $315.3 million, a decrease of $41.6 million, or 11.6%, from $356.8 million for the same period in 2013. The $41.6 million decrease was primarily due to the decrease in the price of gold in the second quarter of 2014.

Cost of sales for the six months ended June 30, 2014 amounted to $594.9 million, an increase of $22.3 million, or 3.9%, from $572.6 million for the same period in 2013. Of the $22.3 million increase in cost of sales, approximately $124.6 million was due to increased production, offset by approximately $103.4 million due to the decrease in the price of gold in the second quarter of 2014, and the remainder was due to foreign exchange gains.

Gross Profit

Gross profit for the three months ended June 30, 2014 was $24.5 million, an increase of $14.3 million, or 139.6%, from $10.2 million for the same period in 2013. Accordingly, gross margin for the three months ended June 30, 2014 was 7.2%, compared to 2.8% for the same period in 2013. The primary reason for the substantial increase in gross margin was that we increased the volume of higher margin customized production. During the second quarter of 2014, we were very successful in selling customized gold coins by piece instead of by weight. In addition, in the second quarter of 2013, we had $2.4 million write-down of inventory, raising cost of goods sold and reducing the gross margin, and similar adjustments were not required in the second quarter of 2014.

Gross profit for the six months ended June 30, 2014 was $52.4 million, an increase of $36.5 million, or 229.7%, from $15.9 million for the same period in 2013. Accordingly, gross margin for the six months ended June 30, 2014 was 8.1%, compared to 2.7% for the same period in 2013. The primary reason for the substantial increase in gross margin was that we purchased large quantities of gold inventory at year end of 2013 and at the beginning of 2014 at low market prices, making the first half production at a cost much lower than normal. Gold prices increased from $1,202 per ounce on December 31, 2013 to as high as $1,379 per ounce on March 14, 2014 before decreasing to $1,330 on June 30, 2014. The gross margin in the future periods is not likely to be this high and may well return to the level of past periods. We also increased the volume of higher margin customized production. During the first half of 2014, we were very successful in selling customized gold coins by piece instead of by weight. In addition, in the first half of 2013, we had a $5.2 million write-down of inventory, raising cost of goods sold and reducing the gross margin, and similar adjustments were not required in the first half of 2014.

Expenses

Total operating expenses for the three months ended June 30, 2014 were $1.7 million compared with $1.4 million for the same period in 2013. The increase was mainly due to increased selling, general and administrative expenses for broader marketing efforts.

Interest expenses were $0.3 million for the three months ended June 30, 2014 compared with $0.1 million for the same period in 2013. Interest expenses increased due to increased bank loans.

Total operating expenses for the six months ended June 30, 2014 were $4.9 million compared with $2.8 million for the same period in 2013. The increase was mainly due to increased selling, general and administrative expenses for broader marketing efforts.

Interest expenses were $1.0 million for the six months ended June 30, 2014 compared with $0.2 million for the same period in 2013. Interest expenses increased due to increased bank loans.

Interest expenses increased in the first half of 2014 as a result of several short term loans, namely:

(1) We borrowed RMB48 million (equivalent to approximately US$7.8 million) from Xing Ye Bank Wuhan Branch on December 10, 2013, with a maturity date of April 17, 2014 and with an annual interest rate of 6.6%. The loan was repaid in full.

(2) We borrowed an aggregate amount of RMB110 million (equivalent to approximately US$18.1 million) from CITIC Bank Wuhan Branch on December 5, 2013, with maturity dates of March 1, 2014, March 5, 2014, and March 20, 2014, respectively, and with an annual interest rate of 6.6%. The loans were paid off by their respective due dates.

(3) We borrowed an aggregate amount of RMB95 million (equivalent to approximately US$15.4 million) from CITIC Bank Wuhan Branch on December 6, 2013 with maturity dates of April 11, 2014, April 18, 2014 and May 8, 2014, respectively, with an annual interest rate of 6.9%. The loans were repaid. New loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB80 million (equivalent to approximately US$12.9 million) consisting of three working capital loan contracts were originated on April 17, 2014, May 6, 2014 and May 29, 2014, with maturity dates of April 17, 2015, May 6, 2015 and May 29, 2015, respectively. The annual interest rates are 6.9%, 7.2% and 7.2%, respectively.

(4) We borrowed an aggregate amount of RMB50 million (equivalent to approximately US$8.1 million) from Bank of Hubei, Wuhan Jiang’an Branch on December 10, 2013 with a maturity date of April 18, 2014, and with has an interest rate of 6.6%. The loans were repaid.

(5) We borrowed an aggregate amount of RMB47.5 million (equivalent to approximately US$7.7 million) Loan from CITIC Bank Wuhan Branch on March 18, 2014 with a maturity date of September 18, 2014. The annual interest rate is 6.9%.

For additional information regarding our short term loans, please see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.

With regard to our long term loan, we borrowed RMB200 million (equivalent to approximately US$32.5 million as of the spot rate at June 30, 2014) from Chang’an International Trust Co., Ltd. (the “Trust Loan”) in order to perform the aforementioned acquisition of the Jewelry Park Project (see Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report). The Trust Loan was approved by Chang’an International Trust Co. on December 3, 2013. The Trust Loan has a 24-month term, and bears interest at a fixed rate of 13.5% per annum. Interest for the Trust Loan will be capitalized and was not recorded as part of total interest expenses.

The provision for income tax expense was approximately $5.7 million for the three months ended June 30, 2014, an increase of $3.3 million, or 139.9%, from approximately $2.4 million for the same period in 2013. The increase was primarily due to the increase in our net income before taxes.

The provision for income tax expense was approximately $12.5 million for the six months ended June 30, 2014, an increase of $9.0 million, or 257.2%, from approximately $3.5 million for the same period in 2013. The increase was primarily due to the increase in our net income before taxes.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders increased to $16.8 million for the three months ended June 30, 2014 from $6.3 million for the same period in 2013, an increase of $10.5 million, or 165.8%, as a result of the matters described above.

Net income attributable to common stockholders increased to $34.0 million for the six months ended June 30, 2014 from $9.4 million for the same period in 2013, an increase of $24.6 million, or 263.4%, as a result of the matters described above.

Cash Flows

Net cash provided by (used in) operating activities.

Net cash provided by operating activities was $8.8 million for the six months ended June 30, 2014, compared with net cash used in operating activities of $11.4 million for the same period in 2013. The change was mainly because of the substantial increase of net income, which was offset by the increase in inventory.

Analysis and Expectations. Our net cash from operating activities can fluctuate significantly due to changes in our inventories. Factors that may vary significantly include our purchases of gold. Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payable and other factors described above change with increased production, and the purchase of larger quantities of raw materials. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we expand. Although we expect net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular quarter.

Net cash used in investing activities.

Net cash used in investing activities amounted to $10.5 million for the six months ended June 30, 2014, compared with net cash used in investing activities of $44,545 for the six months ended June 30, 2013. The increase in net cash used was mainly because of the cash deposit we made to acquire the land use rights for the Jewelry Park.

Analysis and Expectations. In the short-term, our cash used in investing activities may increase significantly depending on the progress of the Jewelry Industrial Park.

Net cash provided by financing activities.

Net cash provided by financing activities was $6.7 million for the six months ended June 30, 2014, compared with net cash provided by financing activities of $14.5 million for the six months ended June 30, 2013. The decrease was mainly due to the repayment of a loan we extended to a company owned by one of the directors of Wuhan Kingold in December 2013, which was repaid in January 2014 (approximately $64.9 million), offset by repayment in January 2014 of a loan extended to us by the same entity (approximately $12.9 million), as well as repayment of bank loans (approximately $49.0 million).

Analysis and Expectations. We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production and the construction of the Jewelry Park.

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

On January 2, 2014, we entered into a gold lease agreement with SPD Bank and leased an aggregate of 85 kilograms of gold with a market price of approximately RMB20.5 million (US$3.3 million) The lease has an initial term of approximately 12 months, and provides for an interest rate of 7.5% per annum. We are required to deposit cash into an account at SPD Bank equal to approximately RMB2 million (approximately US$324,507) and to pledge the amount to SPD Bank. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7.5%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, we will need to return 85 kilograms of gold to SPD Bank.

On January 10, 2014, we entered into a gold lease agreement with SPD Bank and leased an aggregate of 210 kilograms of gold with a market price of approximately RMB51.0 million (US$8.9 million). The lease has an initial term of approximately 6 months, and provides for an interest rate of 7% per annum. We are required to deposit cash into an account at SPD Bank equal to approximately RMB11.4 million (approximately US$1.9 million) and pledge the amount to SPD Bank. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease in July 2014, the Company returned 210 kilograms of gold to SPD Bank.

On February 12, 2014, we entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank. In February 2014, Wuhan Kingold leased an aggregate of 320 kilograms of gold with a market price of approximately RMB81.7 million (US$13.4 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 4 months, and provides for an interest rate of 6% per annum. We are required to deposit cash into an account at SPD Bank equal to approximately RMB20.4 million (approximately US$3.3 million). Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, we returned the 320 kilograms of gold to SPD Bank. On June 27, 2014, Wuhan Kingold leased an another aggregate of 320 kilograms of gold with a market price of approximately RMB84.4 million (US$13.7 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 6% per annum. We are required to deposit cash into an account at SPD Bank equal to approximately RMB27.4 million (approximately US$4.5 million).

On August 28, 2013, we entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank, and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately US$6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments to CITIC Bank are due at the end of the leasing period. At the end of the lease, we will need to return 150 kilograms of gold to CITIC Bank. Under the gold lease agreement with CITIC Bank, we are required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately US$1.4 million) and pledge the amount to CITIC Bank. On January 27, 2014, we leased an additional 150 kilograms of gold (valued at approximately RMB36.5 million or approximately US$5.9 million), pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at CITIC equal to approximately RMB7.3 million (approximately US$1.2 million) and pledge the amount to CITIC Bank. At the end of the lease in July 2014, the Company returned 150 kilograms of gold to CITIC Bank. On February 21, 2014, we leased additional 200 kilograms of gold (valued at approximately RMB51.6 million or approximately US$8.4 million) pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at CITIC equal to approximately RMB10.5 million (approximately US$1.7 million) and pledge the amount to CITIC Bank. On March 5, 2014, we leased an additional 150 kilograms of gold (valued at approximately RMB39.9 million or approximately US$6.5 million) pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at CITIC equal to approximately RMB9 million (approximately US$1.5 million) and pledge the amount to CITIC Bank. These three leases have a term of six months and provide for an interest rate of 6% per annum.

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

As of June 30, 2014 and December 31, 2013, 2,940 kilograms and 1,721 kilograms of leased gold, at the amount of $122.5 million and $83.7 million, respectively, will be returned within fiscal year 2014. Interest expense for the leased gold for the three months ended June 30, 2014 and 2013 were $3.5 million and $1.6 million, respectively. For the three months ended June 30, 2014 and 2013, interest expenses was $1.9 million and $0.9 million, respectively, which was included in cost of sales.

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

Liquidity and Capital Resources

As of June 30, 2014, we had approximately $6.8 million in cash and cash equivalents. On June 17, 2014, we declared a special one-time cash dividend of $0.08 per share of common stock payable no later than August 28, 2014 to stockholders of record as of June 30, 2014, and we recorded a total amount of approximately $5.3 million cash dividend payable as of June 30, 2014 in connection therewith. We have financed our operations with cash flow generated from operations through borrowing of short term bank loans generally with a term of one year or less as well as through long term bank loans and private and public offerings in the U.S. capital markets.

At June 30, 2014, we had total outstanding short-term loans of $20.7 million from CITIC Bank. The amounts outstanding under these bank loans are presented in our financial statements as “short term loans.” For additional information regarding our short term loans, please see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.

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

We currently intend to finance the Jewelry Park predominantly with bank loans supplemented by our operating cash flows and, where possible, deposits or advances that may be received from lessees. As of the reporting date, we had not yet secured financing for the full completion of the project.

Payments for the project will be made to Wuhan Wansheng in tranches, as follows, in line with the completion of certain building installments, as outlined in the Acquisition Agreement:

Date	Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	$32.72
January 2014	50	8
September 2014†	100	16
November 2014	150	25
January 2015	250	41
June 2015	250	41
Total	1,000	$164

* Includes initial deposit made to seller
** In US$ based on the spot rate
† Updated to reflect delay to payment schedule

The Acquisition Agreement specifies that upon payment of the initial RMB200 million tranche, that Wuhan Wansheng will transfer a portion of Wuhan Science’s ownership to Wuhan Kingold  and register Wuhan Kingold as the 60% shareholder of the Jewelry Park, and gives Wuhan Kingold the right to appoint the chief financial officer for the project to supervise and manage the use of the funds. Upon payment of the final installment, Wuhan Wansheng will register the remaining interests in Wuhan Kingold’s name and it will be the 100% owner of the Park.

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

The ability of Wuhan Vogue-Show to pay dividends may be restricted due to the PRC’s foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute or experience a delay in distributing any dividends outside of the PRC due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars. Accordingly, Wuhan Vogue-Show’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or its ability to meet our cash obligations.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the U.S. dollar (from US$1 = RMB 7.2946 on January 1, 2008 to US$1 = RMB6.1665 on June 30, 2014). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

Along these lines, the income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Interest Rate Risk

Our short term borrowings as of June 30, 2014, were approximately $20.7 million, and interest expenses paid were $3.2 million for the six months ended June 30, 2014. Our long-term borrowings as of June 30, 2014 were approximately $32.4 million.

At the end of June 30, 2014, our weighted average interest rate was approximately 9.42%. We do not expect the interest expense will change dramatically as we have secured the gold leases for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Changes in Internal Controls

Except for implementing policies to address the material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter of 2014. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Kingold’s Periodic Report on Form 10-Q for the period ended June 30, 2014, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2014

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

