Form 10-Q
period 2014-09-30
KINGOLD JEWELRY, INC.
filed 2014-11-13
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2014

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

As of November 11, 2014, there were 65,953,462 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers of their sale commitments and customers of their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;
•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;
•	our ability to manage growth;
•	our ability to complete the construction and development of, and then successfully manage, the proposed Kingold International Jewelry and Cultural Industry Park;
•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully manage any acquired business;
•	our ability to integrate acquired businesses;
•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;
•	our ability to retain and attract senior management and other key employees;
•	any internal investigations and compliance reviews of the Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;
•	changes in People’s Republic of China (“PRC”) or U.S. tax laws;
•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;
•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;
•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in any material pending and future litigations;
•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;
•	the success of our research and development activities;
•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and from whom we obtain certain working capital loans;
•	our ability to understand China’s commercial real estate market as we begin to build the recently acquired Kingold International Jewelry and Cultural Industry Park and to manage the relationships with the planned tenants in such park;
•	our ability to obtain the government permits necessary to sell certain commercial property that we are developing in the Kingold International Jewelry and Cultural Industry Park;
•	our knowledge of and marketing capabilities in markets outside of China, particularly the Middle East, as we begin to expand our business outside of China through our formation of a joint venture with a Kuwaiti entity; and
•	other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward looking statement, except as required by law.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$6,554,801	$2,284,930
Restricted cash	16,709,130	12,668,749
Accounts receivable	13,668	532,386
Inventories, net	215,652,024	174,433,501
Other current assets and prepaid expenses	1,215,344	8,252,387
Due from related party	-	52,354,308
Value added tax recoverable	5,812,722	6,220,866
Deferred income tax assets	1,573,587	275,882
Total Current Assets	247,531,276	257,023,009

PROPERTY AND EQUIPMENT, NET	9,772,205	10,686,947

OTHER ASSETS
Deposit on land use right	47,177,693	32,721,442
Other assets	153,258	157,946
Land use right	494,403	507,117
Total Other Assets	47,825,354	33,386,505
TOTAL ASSETS	$305,128,835	$301,096,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$16,247,746	$49,572,985
Other payables and accrued expenses	2,667,052	3,499,717
Income tax payable	3,381,538	3,269,908
Other taxes payable	696,394	848,739
Total Current Liabilities	22,992,730	57,191,349

Long term loans	32,471,120	29,004,287
TOTAL LIABILITIES	55,463,850	86,195,636

EQUITY
Preferred stock, $0.001 par value, 500,000 shares
authorized, none issued or outstanding
as of September 30, 2014 and December 31, 2013	-	-
Common stock $0.001 par value, 100,000,000 shares
authorized, 65,953,462 and 64,953,462 shares issued and outstanding
as of September 30, 2014 and December 31, 2013	65,953	64,953
Additional paid-in capital	79,239,190	76,847,205
Retained earnings
Unappropriated	154,911,706	120,946,375
Appropriated	967,543	967,543
Accumulated other comprehensive income	14,480,593	16,074,749
Total Stockholders' Equity	249,664,985	214,900,825
TOTAL LIABILITIES AND EQUITY	$305,128,835	$301,096,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

NET SALES	$251,006,255	$283,890,000	$898,225,518	$872,340,210

COST OF SALES
Cost of sales	(240,742,984)	(266,705,520)	(834,987,086)	(838,673,009)
Depreciation	(307,790)	(304,815)	(922,756)	(906,590)
Total Cost of Sales	(241,050,774)	(267,010,335)	(835,909,842)	(839,579,599)

GROSS PROFIT	9,955,481	16,879,665	62,315,676	32,760,611

OPERATING EXPENSES
Selling, general and administrative expenses	1,699,795	1,143,882	5,318,285	3,139,638
Stock compensation expenses	612,995	375,002	1,838,985	1,133,790
Depreciation	30,228	36,293	92,268	110,286
Amortization	3,068	26	9,222	6,080
Total Operating Expenses	2,346,086	1,555,203	7,258,760	4,389,794

INCOME FROM OPERATIONS	7,609,395	15,324,462	55,056,916	28,370,817

OTHER EXPENSE
Interest expense	(577,858)	(96,866)	(1,539,249)	(290,914)
Total Other Expense	(577,858)	(96,866)	(1,539,249)	(290,914)

INCOME FROM OPERATIONS BEFORE TAXES	7,031,537	15,227,596	53,517,667	28,079,903

INCOME TAX PROVISION (BENEFIT)
Current	3,373,114	3,402,482	15,577,085	8,197,780
Deferred	(1,575,575)	830,419	(1,301,027)	(471,468)
TOTAL INCOME TAX PROVISION	1,797,539	4,232,901	14,276,058	7,726,312)

NET INCOME	5,233,998	10,994,695	39,241,609	20,353,591

OTHER COMPREHENSIVE INCOME (LOSS)
Total Foreign Currency Translation Gains (Loss)	72,284	1,278,588	(1,594,156)	4,780,603

COMPREHENSIVE INCOME	$5,306,282	$12,273,283	$37,647,453	$25,134,194

Earnings per share
Basic	$0.08	$0.17	$0.60	$0.32
Diluted	$0.08	$0.17	$0.59	$0.32
Weighted average number of shares
Basic	65,953,462	64,334,400	65,905,667	63,073,008
Diluted	66,137,568	64,486,938	66,285,370	63,310,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the nine months ended September 30,	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,241,609	$20,353,591
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation	1,015,024	1,016,876
Amortization of intangible assets	9,222	6,080
Share based compensation	1,838,985	1,133,790
Inventory valuation allowance	6,301,209	7,115,531
Deferred tax benefit	(1,301,027)	(471,468)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	515,603	425,686
Inventories	(48,770,478)	(22,251,264)
Other current assets and prepaid expenses	8,136,861	(291,007)
Value added tax recoverable	365,586	(989,335)
Increase (decrease) in:
Other payables and accrued expenses	(826,274)	(444,964)
Income tax payable	134,356	756,440
Other taxes payable	(146,645)	(55,351)
Net cash provided by operating activities	6,514,031	6,304,605

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposit for land use right	(14,694,597)	-
Purchase of property and equipment	(173,164)	(53,669)
Net cash used in investing activities	(14,867,761)	(53,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans-short term	23,991,542	-
Repayments of bank loans-short term	(57,010,410)	-
Proceeds from long term loan	3,671,113	-
Restricted cash	(4,132,361)	(4,284,287)
Proceeds from related party loan	64,990,983	1,501,252
Repayments of related party loan	(12,998,197)	-
Cash dividend paid	(5,276,277)	-
Net proceeds from exercise of warrants	-	4,500,000
Net proceeds from stock issuance	-	12,522,000
Net cash provided by financing activities	13,236,393	14,238,965

EFFECT OF EXCHANGE RATES ON CASH	(612,792)	283,017

NET INCREASE IN CASH	4,269,871	20,772,918

CASH, BEGINNING OF PERIOD	2,284,930	2,544,114

CASH, END OF PERIOD	$6,554,801	$23,317,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$10,192,638	$3,235,628
Cash paid for income tax	$15,442,729	$7,441,340

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Based on the restructuring agreements and the subscription agreement described in full in the Company’s Form 10-K for the fiscal year ended December 31, 2013, Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) should be considered as a 100% contractually controlled affiliate. Kingold is empowered, through its wholly owned subsidiaries Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”), with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. Kingold is also obligated to absorb a majority of expected losses of Wuhan Kingold, which enables Kingold to receive a majority of expected residual returns from Wuhan Kingold, and because Kingold has the power to direct the activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity under ASC 810-10-05-8A. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities. The Company makes an ongoing assessment to determine whether Wuhan Kingold is still a Variable Interest Entity.

The accompanying unaudited condensed consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show, and Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold are hereinafter collectively referred to as “the Company.”

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation and share based compensation. Actual results could differ from those estimates.

Restricted Cash

As of September 30, 2014, the Company had restricted cash of $16,709,130 compared to $12,668,749 as of December 31, 2013. Approximately $3.0 million was related to the bank loan with China CITIC Bank Corporation Limited (“CITIC Bank”) – see Note 6 for details. Approximately $13.7 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank– see Note 13 – Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At September 30, 2014 and December 31, 2013, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. As of September 30, 2014 and December 31, 2013, respectively, the Company recorded a lower of cost or market adjustment of $6.3 million and $1.1 million to adjust the carrying value to market. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition.

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

Construction-in-Progress

Construction-in-progress represents property and buildings under construction and consists of construction expenditures, equipment procurement, and other direct costs attributable to the construction. Construction-in-progress is not depreciated. Upon completion and when ready for intended use, construction-in-progress is reclassified to the appropriate category within property, plant and equipment.

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

Long-lived assets

Certain assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2014.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The Company determined that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions.

Revenue recognition

Net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products on its own. The Company recognizes revenues under FASB Codification Topic 605 (ASC Topic 605) as follows:

Sales of branded products

The Company recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 3.0% of total revenue for the period ended September 30, 2014, compared to 2.2% for the period ended September 30, 2013.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at September 30, 2014 or at December 31, 2013.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2008 and after. As of September 30, 2014, the tax years ended December 31, 2008 through December 31, 2013 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	September 30,	December 31,
	2014	2013

Balance sheet items, except for share capital,
additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.1547	US$1=RMB 6.1122

Amounts included in the statements of operations and cash flows for the period	US$1=RMB 6.1480	US$1=RMB 6.1943

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260 “Earnings per Share” (ASC 260), and SEC Staff Accounting Bulletin No. 98 (SAB 98). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (i.e., options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s unaudited condensed consolidated financial statements.

Reclassification

Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Interest expense related to the cost of gold for the gold lease transactions in the amount of $1,264,808 and $2,821,682 was reclassified to cost of sales for the three months and nine months ended September 30, 2013, respectively (see Note 13). This reclassification has no effect on the accompanying condensed consolidated statements of operation and cash flows.

NOTE 3 - INVENTORIES, NET

Inventories as of September 30, 2014 and December 31, 2013 consist of the following:

	As of
	September 30,	December 31,
	2014	2013
Raw materials (A)	$53,897,285	$42,882,587
Work-in-progress (B)	125,418,611	97,503,987
Finished goods (C)	42,630,477	35,150,454
Inventory valuation allowance	(6,294,349)	(1,103,527)
Total inventory	$215,652,024	$174,433,501

(A)	Included 1,539,446 grams of Au9999 gold.
(B)	Included 3,530,477 grams of Au9999 gold.
(C)	Included 1,188,186 grams of Au9999 gold.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2014, the Company recorded a $6,294,349 lower of cost or market adjustment compared to the adjustment of $1,103,527 as of December 31, 2013.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2014 and December 31, 2013:

	As of
	September 30,	December 31,
	2014	2013
Buildings	$2,492,484	$2,509,815
Plant and machinery	19,463,722	19,444,059
Motor vehicles	37,045	71,906
Office and electric equipment	647,034	630,626
Subtotal	22,640,285	22,656,406
Less: accumulated depreciation	(12,868,080)	(11,969,459)
Property and equipment, net	$9,772,205	$10,686,947

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,015,024 and $1,016,876, respectively. Depreciation expense for the three months ended September 30, 2014 and 2013 was $338,018 and $341,108, respectively.

NOTE 5 – DEPOSIT ON LAND USE RIGHT AND CONSTRUCTION-IN-PROGRESS

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an agreement (the “Agreement”) with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park Project,” which is proposed to be renamed to “Kingold International Jewelry and Cultural Industry Park” (the “Jewelry Park Project” or the “Project”). Pursuant to the Agreement, Wuhan Kingold will acquire the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which has been approved for real estate development use. Wuhan Kingold has committed to provide a total sum of RMB1.0 billion (approximately US$164 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which are proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a five-star hotel.

As of September 30, 2014, Wuhan Kingold had made a RMB270 million (approximately US$43.8 million) deposit on the Land Use Right, which represents the total cost of the Land Use Right. Wuhan Kingold is also required to make the construction payments to finance the full construction, as estimated based on certain construction project milestones listed below. Due to a delay by the construction company in charge of the Project’s construction (the “Construction Company”), the Company has delayed its payments due to the Construction Company by five to six months. However, this delay has not impacted the total expected cost of RMB1.0 billion (approximately US$164 million).

Upon the completion of the whole project in accordance with the specific requirements agreed upon by both signing parties, Wuhan Kingold will have 100% ownership of the properties situated on the land and intends to either sell or lease various properties. The following table identifies the original payment milestones as well as the new payment milestones, which have been revised to reflect the delays with construction progress associated with those milestones. The Company will continue to evaluate the milestone payment commitments in relation to actual progress and completion and will revise as deemed necessary.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	200	$32.72
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3.3
November 2014†	-	80	12.7
December 2014	-	150	25
January 2015	250	250	41
June 2015	250	250	41
Total	1,000	1,000	$164

* Includes initial deposit made to seller

** In US$ based on current exchange rates

†  Updated to reflect delay to payment schedule

Because the Land Use Right will not be transferred to Wuhan Kingold until the completion of the entire project, the payments of RMB270 million made as of September 30, 2014 were recorded as “Deposit on Land Use Right” on the balance sheet. Any future payments towards the construction of the Jewelry Park Project will be recorded as “Construction-in-Progress” until the Project is completed and certified for use. Upon the completion of the Project, the excess of RMB1.0 billion commitment over the actual amount spent on the construction of the Project shall be deemed as the actual cost of the Land Use Right.

NOTE 6 – LOANS

Short term loans consist of the following:

	As of
	September 30,	December 31,
	2014	2013

a) Loan payable to Xing Ye Bank Wuhan Branch	$-	$7,853,146
b) Loans payable to CITIC Bank Wuhan Branch	-	17,996,793
c) Loans payable to CITIC Bank Wuhan Branch	12,998,197	15,542,685
d) Loan payable to Jiang’an Wuhan Branch of Hubei Bank Co	3,249,549	8,180,361
e) Loans payable to CITIC Bank Wuhan Branch	-	-

Total short term loans	$16,247,746	49,572,985

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

c) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB95 million (equivalent to approximately US$15.4 million) consists of three working capital loan contracts signed on December 6, 2013 with maturity dates of April 11, 2014, April 18, 2014 and May 8, 2014, respectively. The annual interest rate is 6.9%. All loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB23 million (equivalent to approximately US$3.8 million). The loans were repaid. New loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB80 million (equivalent to approximately US$12.9 million) consists of three working capital loan contracts originated on April 17, 2014, May 6, 2014 and May 29, 2014, with maturity dates of April 17, 2015, May 6, 2015 and May 29, 2015, respectively. The annual interest rate is 6.9%, 7.2% and 7.2%, respectively. All the loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB18 million (equivalent to approximately US$3 million). The loan is also secured by 160 kilograms of Au9999 gold, approximately $6.3 million of which was pledged by Wuhan Kingold as at September 30, 2014.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of RMB50 million (equivalent to approximately US$8.1 million) consists of one Loan Contract signed on December 10, 2013 with a maturity date of April 18, 2014. The annual interest rate is 6.6%. This loan is guaranteed by the Company’s Chairman and Chief Executive Officer’s personal credit. This loan was repaid in full on April 18, 2014. New loans payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of RMB20 million (equivalent to approximately US$3.3 million) originated on August 26, 2014, with a maturity date of August 26, 2015. The annual interest rate is 6.6%. This loan is secured by the Company’s building and land use rights.

e) Loan payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB47.5 million (equivalent to approximately US$7.7 million) consists of one working capital loan signed on March 18, 2014 with a maturity date of September 18, 2014 was repaid. The annual interest rate is 6.9%. The restricted cash of RMB50 million (equivalent to approximately US$8 million) was released after repayment.

Interest expense for all of the loans mentioned above for the nine months ended September 30, 2014 and 2013 was $1,539,249 and $290,914, respectively. For the three months ended September 30, 2014 and 2013, it was $577,858 and $96,866, respectively.

Long term loan consists of the following:

	As of
	September 30,	December 31,
	2014	2013

f) Loan payable to Chang’an International Trust Co., Ltd.	$32,471,120	$29,004,287

Total long term loans	$32,471,120	$29,004,287

f) On November 29, 2013, Wuhan Kingold entered into a Trust Loan Contract in the amount of RMB200 million (equivalent to approximately US$32.5 million as of the spot rate on September 30, 2014) with Chang’an International Trust Co., Ltd. (the “Trust Loan”) in order to undertake the aforementioned acquisition of the Jewelry Park Project (see Note 5). The Trust Loan was approved on December 3, 2013. The loan has a 24-month term, and bears interest at a fixed rate of 13.5% per annum. The loan is secured by 1,000 kilograms of Au9999 gold, which approximately $39.2 million as at September 30, 2014 was pledged by Wuhan Kingold. Interest for the Trust Loan in the amount of $3.3 million for the first nine months was capitalized and was not recorded as part of total interest expenses.

NOTE 7 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2014 and 2013. The Company has loss carry forwards of approximately $11,373,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2034. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2014 was $4,160,494. The net increase in the valuation allowance for the period ended September 30, 2014 was $1,078,694.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended September 30, 2014 and 2013.

The Company recorded $1,573,587 deferred income tax assets as of September 30, 2014 compared to $0.275 million as of December 31, 2013, from its foreign operations, which was related to an inventory allowance reflecting the decline in gold prices.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant components of the income tax provision were as follows for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	3,373,114	3,402,482	15,577,085	8,197,780
	3,373,114	3,402,482	15,577,085	8,197,780

Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(1,575,575)	830,419	(1,301,027)	(471,468)
	(1,575,575)	830,419	(1,301,027)	(471,468)
Income tax provision	$1,797,539	$4,232,901	$14,276,058	$7,726,312

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

United States	$(864,242)	$(669,423)	$(3,172,630)	$(1,821,093)
Foreign	7,895,779	15,897,019	56,690,297	29,900,996
	7,031,537	15,227,596	53,517,667	28,079,903

NOTE 8 - EARNINGS PER SHARE

As of September 30, 2014, Kingold had 1,117,778 warrants issued and outstanding in connection with the issuance of its common stock in public offerings. Of these warrants: 823,778 warrants were issued in 2009, with an exercise price of $0.996; 150,000 warrants were issued in 2011, with an exercise price of $3.25; and 144,000 warrants were issued in 2011, with an exercise price of $3.99. As of September 30, 2014, the warrants issued in 2009 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The warrants issued in 2011 were anti-dilutive because the exercise prices were higher than the average market price for the nine months ended September 30, 2014. Accordingly, such warrants are not included in weighted average shares calculation.

As of September 30, 2014, Kingold also had 3,130,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27; 1,500,000 options were granted in 2011, with an exercise price of $2.59; 1,300,000 options were granted in 2012, with an exercise price of $1.22; 120,000 options were granted in 2012, with an exercise price of $1.49; and 90,000 options were granted in 2013, with an exercise price of $1.18. As of September 30, 2014, 1,300,000 options granted in 2012 and 90,000 options granted in 2013 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The other options granted were anti-dilutive because the exercise prices were higher than the average market price for the nine months ended September 30, 2014. Accordingly, they are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$5,233,998	$10,994,695	$39,241,609	$20,353,591

Weighted average number of common shares outstanding - Basic	65,953,462	64,334,400	65,905,667	63,073,008
Effect of dilutive securities:
Unexercised warrants and options	184,106	152,538	379,703	237,026
Weighted average number of common shares outstanding - Diluted	66,137,568	64,486,938	66,285,370	63,310,034

Earnings per share-Basic	$0.08	$0.17	$0.60	$0.32

Earnings per share-Diluted	$0.08	$0.17	$0.59	$0.32

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - EQUITY

On October 25, 2013, 400,000 shares were issued to Financial Buzz Media Networks LLC. $546,000 and $nil stock compensation expense was recognized in connection with this transaction for the nine months ended September 30, 2014 and 2013, respectively. $182,000 and $nil stock compensation expense was recognized in connection with this transaction for the three months ended September 30, 2014 and 2013, respectively.

On January 10, 2014, the Company entered into a consulting agreement with Sailesh C. Barchha (the “Consulting Agreement”) to assist the Company in expanding into the international market. Pursuant to the terms of the Consulting Agreement, the Company has entered into a joint venture agreement with Kuwait Support Services Company W.L.L., or KSS, a major multi-business group headed by His Excellency Sheikh Ameer Al Sabah of Kuwait. In connection with such joint venture with KSS, Mr. Barchha will provide certain management consulting and financial advisory services to the Company over a two year term from January 10, 2014 to January 9, 2016. In exchange for such services, the Company has issued to Mr. Barchha an aggregate of 1,000,000 shares of common stock of the Company on January 14, 2014. The fair value of this common stock compensation is based on the closing stock price on the date at which the 1,000,000 shares were granted. $220,000 and $660,000 of stock compensation expense was recognized for the three months and nine months ended September 30, 2014. The Company included $1,100,000 of prepaid expenses in “other current assets and prepaid expenses” on the balance sheet as of September 30, 2014. The Company is continuing to work with KSS in connection with the joint venture and planned business operations. However, as of September 30, 2014, the Company had not made any contributions to the joint venture and no operations under the joint venture had commenced.

On June 17, 2014, the Company issued a press release announcing that the Board of Directors of the Company approved a special cash dividend of US$0.08 per share of common stock. The total amount of approximately US$5.3 million cash dividend was paid in August 2014.

As of September 30, 2014, the Company had 65,953,462 shares of common stock issued and outstanding and warrants outstanding to purchase up to 1,117,778 shares of its common stock.

NOTE 10 - WARRANTS

Following is a summary of the status of warrant activities as of September 30, 2014:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2014	1,417,778	$1.74	0.86
Granted
Forfeited	(300,000)	$1.80
Exercised
Outstanding, September 30, 2014	1,117,778	$1.68	0.11

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

For options issued prior to January 1, 2012, the compensation expense of $331,317 and $331,316 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the nine months ended September 30, 2014 and 2013, respectively. $110,439 and $110,439 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the three months ended September 30, 2014 and 2013, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $284,332 and $284,332 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the nine months ended September 30, 2014 and 2013, respectively. $94,777 and $94,777 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the three months ended September 30, 2014 and 2013, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 1, 2012, the Company granted 120,000 options with an exercise price of $1.49 to its Chief Financial Officer (“CFO”) per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every three months starting from grant date for the one year service period from April 1, 2012. The fair value of the options was calculated using the Black-Sholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967. Since the service period from April 1, 2012 to April 1, 2013, $0 and $42,742 were recorded as part of operating expense-stock compensation for the 120,000 options above for the nine months ended September 30, 2014 and 2013, respectively. No operating expense-stock compensation was recorded for the three months ended September 30, 2014 and 2013.

On April 3, 2013, the Compensation Committee of the Company’s Board of Directors approved a grant to the Company’s CFO of 360,000 shares of common stock. The Company recorded a total of $475,400 as share-based compensation for the nine months ended September 30, 2013.

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $17,336 and $0 were recorded as part of operating expense-stock compensation for the 90,000 options above for the nine months ended September 30, 2014 and 2013, respectively. $5,779 and $0 were recorded as part of operating expense-stock compensation for the 90,000 options above for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Company had 2,391,250 outstanding vested stock options with a weighted average remaining term over 6.83 years. As of September 30, 2014, the Company had 738,750 unvested stock options with a weighted average remaining term over 6.91 years. Unrecorded stock-based compensation expense was $758,326 as of September 30, 2014.

The following table summarizes the Company’s stock option activity:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value

Outstanding, December 31, 2013	3,130,000	$1.93	7.66	3,727,830
Exercisable, December 31, 2013	1,849,375	$2.08	7.78	2,230,185

Granted
Forfeited
Exercised

Outstanding, September 30, 2014	3,130,000	$1.93	6.91	3,727,830
Exercisable, September 30, 2014	2,391,250	$2.04	6.83	2,868,946

NOTE 12 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance.  The cash and restricted cash balance held in the PRC bank accounts was $23,163,279 and $14,660,013 as of September 30, 2014 and December 31, 2013, respectively. The cash balance held in the BVI bank accounts was $14,914 and $9,847 as of September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014 and December 31, 2013, the Company held $20,707 and $274,016 of cash balances within the United States, of which $0 and $24,016 was in excess of FDIC insurance limits of $250,000 as of September 30, 2014 and December 31, 2013, respectively.

For the periods ended September 30, 2014 and 2013, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the periods ended September 30, 2014 and 2013. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three months ended September 30, 2014 or 2013.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 - GOLD LEASE TRANSACTIONS

On December 20, 2012, Wuhan Kingold entered into a gold lease agreement with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) that became effective in January 2013, originally terminated on October 26, 2013 and extended to September 25, 2015 (the “Gold Lease Agreement”). Gold leased under the Gold Lease Agreement bears interest at a rate of approximately 6% per annum and is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased. The Company leased 676 kilograms of gold (valued at approximately RMB226 million or US$36 million) from CCB in January 2013. At the end of the lease, the Company will need to return 676 kilograms of gold to CCB. Wuhan Kingold received notification from CCB that the total credit line under the Gold Lease Agreement was increased in August 2013 to RMB400 million (approximately US$65.4 million), an increase of RMB150 million from the original credit line of RMB250 million. In September 2014, the credit line was extended to another 12 months. Wuhan Kingold used the increased credit line to lease roughly 575 kilograms of additional gold in the third quarter of 2013. In the third quarter of 2014, the Company returned 575 kilograms of gold to CCB. On December 18, 2013 and January 13, 2014 the Company returned 430 and 246 kilograms of gold to CCB, respectively. On January 14, 2014 and February 12, 2014, the Company leased additional 570 and 310 kilograms of gold, respectively, with aggregate market value of RMB218 million (approximately US$35.7 million). On September 19, 2014 and September 25, 2014, the Company leased an additional 235 and 300 kilograms of gold, respectively, with aggregate market value of RMB129 million (approximately US$21.1 million), based on the Gold Lease Agreement.

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

On July 25, 2013, Wuhan Kingold borrowed an aggregate of 100 kilograms of gold with a market price of approximately RMB26.8 million (approximately US$4.4 million). This gold lease agreement has an initial term of approximately 6 months with a lease rate of 6% per annum. Wuhan Kingold secured its obligation to pay rent (and return the leased gold to SPD Bank at the end of the lease term) by depositing cash into an account at SPD Bank equal to approximately RMB2.4 million (approximately US$391,000) and pledging the account to SPD Bank. On January 24, 2014, the Company extended the lease period to an additional 12 months when the lease expired. Wuhan Kingold is required to deposit cash into an account at SPD Bank equal to approximately RMB4.4 million (approximately US$713,915). On July 10, 2014, the Company returned 100 kilograms of gold to SPD Bank and entered a new lease agreement to borrow 310 kilograms of gold with an aggregate market value of RMB81.4 million (approximately US$13.2 million). This gold lease agreement has an initial term of approximately 12 months with a lease rate of 6% per annum.

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

On August 28, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank, and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately US$6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments  to CITIC Bank are due at the end of the leasing period.  At the end of the lease, the Company extended the lease period by an additional nine months with a value of approximately RMB38.1 million or approximately US$6.2 million. Under the gold lease agreement with CITIC Bank, the Company is required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately US$1.4 million) and pledge the amount to CITIC Bank. On January 27, 2014, Wuhan Kingold leased additional 150 kilograms of gold (valued at approximately RMB36.5 million or approximately US$5.9 million), pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB7.3 million (approximately US$1.2 million) and pledge the amount to CITIC Bank. On February 21, 2014, Wuhan Kingold leased additional 200 kilograms of gold (valued at approximately RMB51.6 million or approximately US$8.4 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB10.5 million (approximately US$1.7 million) and pledge the amount to CITIC Bank. On March 5, 2014, Wuhan Kingold leased an additional 150 kilograms of gold (valued at approximately RMB39.9 million or approximately US$6.5 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB9 million (approximately US$1.5 million) and pledge the amount to CITIC Bank. These three leases have a term of 6 months and provides for an interest rate of 6% per annum. At the end of these leases, the Company extended the lease period by an additional nine months with an aggregate value of approximately RMB129 million (approximately US$20.9 million).

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

As of September 30, 2014 and December 31, 2013, 2,900 kilograms and 1,721 kilograms of leased gold, at the amount of $118.7 million and $83.7 million, respectively, will be returned within fiscal year 2015. Interest expense for the leased gold for the nine months ended September 30, 2014 and 2013 was $5.2 million and $2.8 million, respectively. For the three months ended September 30, 2014 and 2013, interest expense was $1.8 million and $1.3 million, respectively, which was included in the cost of sales.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

Future payment commitments under the purchase agreement of “Kingold International Jewelry and Cultural Industry Park” amounted to RMB730 million (US$120 million). See Note 5 “Deposit on Land Use Right.”

Guarantee

On September 6, 2013, the Company guaranteed payment to a nonrelated third party, Wuhan Hengtong Weibang Trading LTD Co. (“Wuhan Hengtong”), of RMB20 million (approximately US$3.2 million) in bank loans (the “Guarantee”). Such Guarantee will terminate upon payment and/or cancellation of the obligation once it is repaid. A payment by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the Guarantee. The Guarantee expired in September 2014. The Company refunded the deposit of RMB8 million to Wuhan Hengtong in September 2014.

NOTE 16 – SUBSEQUENT EVENTS

On October 22, 2014, the Company leased an additional 80 kilograms of gold (valued at approximately RMB19.8 million or approximately US$3.2 million) from Shanghai Pudong Development Bank. The lease has an initial term of approximately 12 months and provides for an interest rate of 6% per annum.

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

In light of the fast growth in the investment gold business sector, we have signed agreements with various leading banks in China, such as the Bank of Communication, China Merchant Bank and Hubei Bank, to sell gold bars and coins and other products through bank branches. We tested this business model in 2011, and investment gold accounted for approximately 8.9% of our total revenue in 2013 and 5.0% of our total revenue in 2012. Our total sales of investment gold for the first nine months of 2014 amounted to roughly $19.1 million. We anticipate that the investment gold business will continue to become an increasingly important part of our business in the future.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB1 billion (approximately US$164 million at the spot rate). We have financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may finance part of the remaining payments through proceeds derived from the presale of some of the commercial units if we can obtain the pre-sale permit from the governing authority in time. The land use rights are held in the Shanghai Creative Industry Park, which we intend to rename the Kingold International Jewelry and Cultural Industry Park, or the Jewelry Park for purposes of this report. We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers in China, and may also sell developed commercial and residential properties built on this site to individual and corporate buyers. The agreement was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited initially granting us a portion of Wuhan Huayuan Science and Technology Development Limited Company’s, or Wuhan Huayuan’s, ownership, granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and naming Wuhan Huayuan as agent for the completion of the construction. Accordingly, we now own 60% of the Jewelry Park. Upon our payment of the final installment payment, we will become the 100% owner of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Wansheng, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months and nine months ended September 30, 2014 and 2013 in U.S. dollars:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

NET SALES	$251,006,255	$283,890,000	$898,225,518	$872,340,210

COST OF SALES
Cost of sales	(240,742,984)	(266,705,520)	(834,987,086)	(838,673,009)
Depreciation	(307,790)	(304,815)	(922,756)	(906,590)
Total Cost of Sales	(241,050,774)	(267,010,335)	(835,909,842)	(839,579,599)

GROSS PROFIT	9,955,481	16,879,665	62,315,676	32,760,611

OPERATING EXPENSES
Selling, general and administrative expenses	1,699,795	1,143,882	5,318,285	3,139,638
Stock compensation expenses	612,995	375,002	1,838,985	1,133,790
Depreciation	30,228	36,293	92,268	110,286
Amortization	3,068	26	9,222	6,080
Total Operating Expenses	2,346,086	1,555,203	7,258,760	4,389,794

INCOME FROM OPERATIONS	7,609,395	15,324,462	55,056,916	28,370,817

OTHER EXPENSE
Interest expense	(577,858)	(96,866)	(1,539,249)	(290,914)
Total Other Expense	(577,858)	(96,866)	(1,539,249)	(290,914)

INCOME FROM OPERATIONS BEFORE TAXES	7,031,537	15,227,596	53,517,667	28,079,903

INCOME TAX PROVISION (BENEFIT)
Current	3,373,114	3,402,482	15,577,085	8,197,780
Deferred	(1,575,575)	830,419	(1,301,027)	(471,468)
TOTAL INCOME TAX PROVISION	1,797,539	4,232,901	14,276,058	7,726,312)

NET INCOME	5,233,998	10,994,695	39,241,609	20,353,591

OTHER COMPREHENSIVE INCOME (LOSS)
Total Foreign Currency Translation Gains (Loss)	72,284	1,278,588	(1,594,156)	4,780,603

COMPREHENSIVE INCOME	$5,306,282	$12,273,283	$37,647,453	$25,134,194

Earnings per share
Basic	$0.08	$0.17	$0.60	$0.32
Diluted	$0.08	$0.17	$0.59	$0.32
Weighted average number of shares
Basic	65,953,462	64,334,400	65,905,667	63,073,008
Diluted	66,137,568	64,486,938	66,285,370	63,310,034

Three and Nine Month Period Ended September 30, 2014, compared to Three and Nine Month Period Ended September 30, 2013

Net Sales

Net sales for the three months ended September 30, 2014 amounted to $251.0 million, a decrease of $32.9 million, or 11.6%, from net sales of $283.9 million for the three months ended September 30, 2013. The decrease in net sales was primarily due to an overall decrease in the price of gold in the third quarter of 2014.

Net sales for the nine months ended September 30, 2014 amounted to $898.2 million, an increase of $25.9 million, or 3.0%, from net sales of $872.3 million for the nine months ended September 30, 2013. The increase in net sales was primarily due to increased branded production in the amount of $113.2 million, which was partially offset by the decrease in the price of gold in the amount of $97.3 million, with the remaining increase primarily due to the translation gain from RMB into USD.

In the third quarter of 2014, we processed a total of 14.5 metric tons of gold, of which branded production accounted for 6.5 metric tons (44.8%) and customized production accounted for 8.0 metric tons (55.2%). In the third quarter of 2013, we processed a total of 13.0 metric tons of gold, of which branded production accounted for 7.17 metric tons (55.2%) and customized production accounted for 5.8 metric tons (44.8%).

In the first nine months of 2014, we processed a total of 46.9 metric tons of gold, of which branded production accounted for 23.1 metric tons (49.3%) and customized production accounted for 23.8 metric tons (50.7%). In the first nine months of 2013, we processed a total of 36.8 metric tons of gold, of which branded production accounted for 20.3 metric tons (55.2%) and customized production accounted for 16.5 metric tons (44.8%).

Gold Processed for the Three Months Ended September 30, 2014

In Metric Tons	2014		2013

Branded	6.5	44.8%	7.2	55.2%
Customized	8.0	55.2%	5.8	44.8%

TOTAL	14.5	100.0%	13.0	100.0%

Gold Processed for the Nine Months Ended September 30, 2014

In Metric Tons	2014		2013

Branded	23.1	49.3%	20.3	55.2%
Customized	23.8	50.7%	16.5	44.8%

TOTAL	46.9	100.0%	36.8	100.0%

Cost of Sales

Cost of sales for the three months ended September 30, 2014 amounted to $240.7 million, a decrease of $26.0 million, or 9.7%, from $266.7 million for the same period in 2013. The decrease was primarily due to the decrease in the price of gold in the third quarter of 2014, which more than offset a $6.3 million write-down of inventory to market. The average price of gold for the three months ended September 30, 2014 was $1,281.9 per ounce for the three months ended September 30, 2014, compared to $1,326.3 per ounce for the same period in 2013 (World Gold Council).

Cost of sales for the nine months ended September 30, 2014 amounted to $835.0 million, a decrease of $3.7 million, or 0.4%, from $838.7 million for the same period in 2013. The decrease was primarily due to the decrease in the price of gold in the third quarter of 2014. The average price of gold for the nine months ended September 30, 2014 was $1,287.8 per ounce for the three months ended September 30, 2014, compared to $1,457.6 per ounce for the same period in 2013 (World Gold Council).

Gross Profit

Gross profit for the three months ended September 30, 2014 was $10.0 million, a decrease of $6.9 million, or 41.0%, from $16.9 million for the same period in 2013. Accordingly, gross margin for the three months ended September 30, 2014 was 4.0%, compared to 5.9% for the same period in 2013. The primary reason for the decrease in gross margin was that we had $6.3 million write-down of inventory in the third quarter of 2014, which write-down more than offset the margin improvement from the increase in customized production.

Gross profit for the nine months ended September 30, 2014 was $62.3 million, an increase of $29.6 million, or 90.2%, from $32.7 million for the same period in 2013. Accordingly, gross margin for the nine months ended September 30, 2014 was 6.9%, compared to 3.8% for the same period in 2013. The primary reason for the substantial increase in gross margin was that we purchased large quantities of gold inventory at year end of 2013 and at the beginning of 2014 at low market prices, making the first half production at a cost much lower than normal. Gold prices increased from $1,204.5 per ounce on December 31, 2013 to as high as $1,385.0 per ounce on March 14, 2014 before decreasing to $1,216.5 on September 30, 2014 (World Gold Council). Gross profit was also negatively affected by a write-down in the amount of $6.3 million in the third quarter of 2014. The gross margin in the future periods is not likely to be this high and may well return to the level of past periods.

Expenses

Total operating expenses for the three months ended September 30, 2014 were $2.3 million compared with $1.6 million for the same period in 2013. The increase was mainly due to increased selling, general and administrative expenses for broader marketing efforts.

Interest expenses were $0.6 million for the three months ended September 30, 2014 compared with $0.1 million for the same period in 2013. Interest expenses increased due to increased bank loans.

Total operating expenses for the nine months ended September 30, 2014 were $7.3 million compared with $4.4 million for the same period in 2013. The increase was mainly due to increased selling, general and administrative expenses for broader marketing efforts during the first nine months of 2014. We strengthened our efforts to penetrate more retail branches for investment gold business. We also made marketing efforts in an attempt to break into the Middle Eastern jewelry markets.

Interest expenses were $1.5 million for the nine months ended September 30, 2014 compared with $0.3 million for the same period in 2013. Interest expenses increased due to increased bank loans.

Interest expenses increased in the first nine months of 2014 as a result of several short term loans, namely:

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

With regard to our long term loan, we borrowed RMB200 million (equivalent to approximately US$32.5 million as of the spot rate at September 30, 2014) from Chang’an International Trust Co., Ltd. (the “Trust Loan”) in order to perform the aforementioned acquisition of the Jewelry Park (see Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report). The Trust Loan was approved by Chang’an International Trust Co. on December 3, 2013. The Trust Loan has a 24-month term, and bears interest at a fixed rate of 13.5% per annum. Interest for the Trust Loan will be capitalized and was not recorded as part of total interest expenses.

The provision for income tax expense was approximately $1.8 million for the three months ended September 30, 2014, a decrease of $2.4 million, or 57.5%, from approximately $4.2 million for the same period in 2013. The decrease was primarily due to the decrease in our net income before taxes.

The provision for income tax expense was approximately $14.3 million for the nine months ended September 30, 2014, an increase of $6.6 million, or 84.8%, from approximately $7.7 million for the same period in 2013. The increase was primarily due to the increase in our net income before taxes.

Net Income

Net income decreased to $5.2 million for the three months ended September 30, 2014 from $11.0 million for the same period in 2013, a decrease of $5.8 million, or 52.4%, as a result of the matters described above.

Net income increased to $39.2 million for the nine months ended September 30, 2014 from $20.4 million for the same period in 2013, an increase of $18.9 million, or 92.8%, as a result of the matters described above.

Cash Flows

Net cash provided by operating activities.

Net cash provided by operating activities was $6.5 million for the nine months ended September 30, 2014, compared with net cash provided by operating activities of $6.3 million for the same period in 2013. The change was mainly because of the increase in net income, which was offset by the increase in inventory.

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

Net cash used in investing activities.

Net cash used in investing activities amounted to $14.9 million for the nine months ended September 30, 2014, compared with net cash used in investing activities of $53,669 for the nine months ended September 30, 2013. The increase in net cash used was mainly because of the cash deposit we made to acquire the land use rights for the Jewelry Park.

Analysis and Expectations. In the short-term, our cash used in investing activities may increase significantly depending on the progress of the Jewelry Park.

Net cash provided by financing activities.

Net cash provided by financing activities was $13.2 million for the nine months ended September 30, 2014, compared with net cash provided by financing activities of $14.2 million for the nine months ended September 30, 2013. The decrease was mainly due to a cash dividend paid to stockholders, which was offset by bank borrowings.

Analysis and Expectations. We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production and the construction of the Jewelry Park.

Off-Balance Sheet Arrangements

On December 20, 2012, we entered into a gold lease agreement with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) that became effective in January 2013, originally terminated on October 26, 2013 and extended to July 22, 2014 (the “Gold Lease Agreement”). Gold leased under the Gold Lease Agreement bears interest at a rate of approximately 6% per annum and is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased. We leased 676 kilograms of gold (valued at approximately RMB226 million or US$36 million) from CCB in January 2013. At the end of the lease, we will need to return 676 kilograms of gold to CCB. We received notice from CCB that the total credit line under the Gold Lease Agreement was increased in August 2013 to RMB400 million (approximately US$65.4 million), an increase of RMB150 million from the original credit line of RMB250 million. We used the increased credit line to lease roughly 575 kilograms of additional gold in the third quarter of 2013. On December 18, 2013 and January 13, 2014, we returned 430 and 246 kilograms of gold to CCB, respectively. On January 14, 2014 and February 12, 2014, we leased an additional 570 and 310 kilograms of gold based on the Gold Lease Agreement, respectively, with an aggregate market value of RMB218 million (approximately US$35.7 million).

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

On February 12, 2014, we entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank. In February 2014, Wuhan Kingold leased an aggregate of 320 kilograms of gold with a market price of approximately RMB81.7 million (US$13.4 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 4 months, and provides for an interest rate of 6% per annum. We are required to deposit cash into an account at SPD Bank equal to approximately RMB20.4 million (approximately US$3.3 million). Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, we returned the 320 kilograms of gold to SPD Bank. On June 27, 2014, Wuhan Kingold leased an another aggregate of 320 kilograms of gold with a market price of approximately RMB84.4 million (US$13.7 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 6% per annum. We are required to deposit cash into an account at SPD Bank equal to approximately RMB27.4 million (approximately US$4.5 million). On October 22, 2014, we entered into a lease for an additional 80 kilograms of gold (valued at approximately RMB19.8 million or approximately US$3.2 million) from SPD Bank. The lease has an initial term of approximately 12 months and provides for an interest rate of 6% per annum.

On August 28, 2013, we entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank, and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately US$6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments to CITIC Bank are due at the end of the leasing period. At the end of the lease, we extended the lease period by an additional nine months with a value of approximately RMB38.1 million, or approximately US$6.2 million. Under the gold lease agreement with CITIC Bank, we are required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately US$1.4 million) and to pledge the amount to CITIC Bank. On January 27, 2014, we leased an additional 150 kilograms of gold (valued at approximately RMB36.5 million or approximately US$5.9 million), pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at CITIC equal to approximately RMB7.3 million (approximately US$1.2 million) and pledge the amount to CITIC Bank. On February 21, 2014, we leased an additional 200 kilograms of gold (valued at approximately RMB51.6 million or approximately US$8.4 million) pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at CITIC equal to approximately RMB10.5 million (approximately US$1.7 million) and pledge the amount to CITIC Bank. On March 5, 2014, we leased an additional 150 kilograms of gold (valued at approximately RMB39.9 million or approximately US$6.5 million) pursuant to separate lease agreements entered into under the Framework Agreement. We are required to deposit cash into an account at CITIC equal to approximately RMB9.2 million (approximately US$1.5 million) and pledge the amount to CITIC Bank. These three leases have a term of 6 months and provides for an interest rate of 6% per annum. At the end of these lease periods, we extended the leases by an additional nine months with aggregate value of approximately RMB129.1 million (approximately US$20.9 million).

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

As of September 30, 2014 and December 31, 2013, 2,900 kilograms and 1,721 kilograms of leased gold, at the amount of $118.7 million and $83.7 million, respectively, will be returned within fiscal year 2015. Interest expense for the leased gold for the nine months ended September 30, 2014 and 2013 was $5.2 million and $2.8 million, respectively. For the three months ended September 30, 2014 and 2013, interest expense was $1.8 million and $1.3 million, respectively, which was included in the cost of sales.

Under these gold lease arrangements, each of CCB, SPD Bank and CITIC Bank retains beneficial ownership of the gold leased to us and treat it as if the gold is placed on consignment with our company. Accordingly, we record these gold lease transactions as operating leases.

For more information related to these gold leases, see Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other than the gold lease arrangements described above, we have no material off-balance sheet transactions.

Liquidity and Capital Resources

As of September 30, 2014, we had approximately $6.6 million in cash and cash equivalents. In August 2014, we paid a special one-time cash dividend of $0.08 per share of common stock, or approximately $5.3 million in the aggregate, to stockholders of record as of June 30, 2014. We have financed our operations with cash flows generated from operations and through borrowing of short term bank loans generally with a term of one year or less as well as through long term bank loans and private and public offerings in the U.S. capital markets.

At September 30, 2014, we had total outstanding short-term loans of $16.2 million, of which approximately $13.0 million was from CITIC Bank. The amounts outstanding under these bank loans are presented in our financial statements as “short term loans.” For additional information regarding our short term loans, please see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.

On October 23, 2013, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Science. The Acquisition Agreement provides for the acquisition of the Shanghai Creative Industry Park, which is proposed to be renamed the Kingold International Jewelry and Cultural Industry Park. The Jewelry Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

Pursuant to the Acquisition Agreement, we acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park for approximately RMB1.0 billion (approximately USD$164 million at the spot exchange rates) from Wuhan Science (which had acquired the rights from Wuhan Wansheng in July 2013), and authorized Wuhan Wansheng, as agent, to complete construction of the Jewelry Park.

We currently intend to finance the Jewelry Park predominantly with bank loans supplemented by our operating cash flows and, where possible, deposits or advances that may be received from lessees. We have not secured financing for the completion of the project. In the event that we fail to secure financing for the remainder of the project, we will only keep our approximately 60% interest in the Jewelry Park.

Payments for the project will be made to Wuhan Wansheng in tranches, as follows, in line with the completion of certain building installments, as originally outlined in the Acquisition Agreement and as subsequently revised by the parties to reflect construction delays:

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	200	$32.72
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3.3
November 2014	-	80	12.7
December 2014	-	150	25
January 2015	250	250	41
June 2015	250	250	41
Total	1,000	1,000	$164

* Includes initial deposit made to seller
** In US$ based on the October 2013 spot rate
Updated to reflect delay to payment schedule

The Acquisition Agreement specifies that upon payment of the initial RMB200 million tranche, Wuhan Wansheng will transfer a portion of Wuhan Science’s ownership to Wuhan Kingold and register Wuhan Kingold as the 60% shareholder of the Jewelry Park, and gives Wuhan Kingold the right to appoint the chief financial officer for the project to supervise and manage the use of the funds. Upon payment of the final installment, Wuhan Wansheng will register the remaining interests in Wuhan Kingold’s name and it will be the 100% owner of the Jewelry Park.

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

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold, and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on an assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital. We recorded a $6.3 million inventory valuation allowance at the end of September 30, 2014 in light of the decrease in the price of gold as at September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the U.S. dollar (from US$1 = RMB 7.2946 on January 1, 2008 to US$1 = RMB6.1382 on September 30, 2014). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our short term borrowings as of September 30, 2014, were approximately $16.2 million, and interest expenses paid were $1.5 million for the nine months ended September 30, 2014. Our long-term borrowings as of September 30, 2014 were approximately $32.5 million.

At the end of September 30, 2014, our weighted average interest rate was approximately 10.3%. We do not expect the interest expense will change dramatically as we have secured the gold leases for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Changes in Internal Controls

Except for implementing policies to address the material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter of 2014. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Kingold’s Periodic Report on Form 10-Q for the period ended September 30, 2014, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, which incorporates by reference such Periodic Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2014

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

