Form 10-K
period 2014-12-31
KINGOLD JEWELRY, INC.
filed 2015-03-31
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes   ☒   No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $61,116,396 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 30, 2015 was 65,963,502.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement relating to the 2015 Annual Meeting of Stockholders.

2014 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;

•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a general economic downturn, a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;

•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	our ability to manage growth;

•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

•	our ability to integrate acquired businesses;

•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

•	our ability to retain and attract senior management and other key employees;

•	any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

•	changes in the People’s Republic of China or U.S. tax laws;

•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;

i

•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in any material pending and future litigations;

•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;

•	our ability to comply with environmental laws and regulations;

•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and working capital loans;

•	our ability to understand China’s commercial real estate market as we build out the Kingold Jewelry Cultural Industry Park and manage the relationships with the planned tenants in the Kingold Jewelry Cultural Industry Park;

•	our knowledge of and marketing capabilities in markets outside of China, particularly the Middle East, as we begin to expand our business outside of China; and

•	other risks, including those described in the “Risk Factors” discussion of this Annual Report.

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

 We have signed agreements with various leading banks in China such as the Bank of Communication and China Merchant Bank to sell gold bars and coins and other products through bank branches. We tested this business model in 2011, and investment gold accounted for approximately 2.0% of our total revenue in 2014 and 8.9% of our total revenue in 2013. Investment gold business in China suffered a sharp decline in general in 2014 mainly due to weaker demand as China’s economy slowed down.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB1 billion (approximately US$164 million at the spot rate). We financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may also finance part of the remaining payments through proceeds derived from the presale of some of the units if we can obtain the pre-sale permit from the governing authority in time. We have successfully obtained pre-sale permits for five of the seven buildings. The land use rights are held in the Shanghai Creative Industry Park, which we intend to rename the Kingold Jewelry Cultural Industry Park, or the Jewelry Park for purposes of this report. We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers in China, and may sell developed commercial and residential properties to individual and corporate buyers. The agreement was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited initially granting us a portion of Wuhan Huayuan Science and Technology Development Limited Company’s, or Wuhan Huayuan’s, ownership, granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and naming Wuhan Huayuan as agent for the completion of the construction. Accordingly, we now own 60% of the Jewelry Park. Upon our payment of the final installment payment, we will become the 100% owner of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Wansheng, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes. For a discussion of the installment payment schedule, see Note 5 to our audited consolidated financial statements appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources.”

Finally, in light of the growing demand for gold and gold products from the Middle East, we have tested our 24-karat gold products in Kuwait in 2014. We currently intend to partner with a local entity for promotional activities in 2015 and intend to set up a small workshop in Kuwait in 2015.

We are located in Wuhan, which is one of the largest cities in China. We processed approximately 60.1 metric tons of 24-karat gold products in 2014, as compared to 51.1 metric tons of 24-karat gold products in 2013, an increase of over 17.6% over 2013 production. We achieved this notwithstanding the overall slowdown in Chinese demand, which we believe resulted from increased customized production as clients tend to give more gold to us to process as gold price headed down. For purposes of this Annual Report on Form 10-K, 1 metric ton equals 35,274 ounces.

Industry and Market Overview

The Global Market

Global consumer demand for gold in 2014 was 3,216.6 tons with total market size of US$130.8 billion, according to the World Gold Council’s Gold Demand Trends Full Year 2014. In terms of tonnage, jewelry accounted for 66.9% of total demand in 2014, while investments (mainly bars and coins) accounted for 33.1%.

According to the World Gold Council, China and India continue to consume the most jewelry of any market in the world, and in 2014 together generated 51.5% of total annual jewelry demand globally. China consumed a total of 813.6 tons of gold in 2014, while India consumed 842.7 tons. Investment gold (bars and coins) demand has dropped substantially, particularly in China, from 383.9 tons in 2013 to 190.1 in 2014 (a decrease of 50.5%).

The PRC Market

China’s market for jewelry and other luxury goods is expanding rapidly over the decade, in large part due to China’s rapid economic growth. The demand for gold, however, slowed down in 2014 due to slower economic growth. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by approximately 7.4%, 7.7% and 7.8% in 2014, 2013 and 2012, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit, private consumption has grown at a 9.0% compound annual growth rate over the last decade.

According to the World Gold Council, over the last ten years, Chinese gold consumers have displayed a remarkably consistent attitude towards gold. Chinese demand is primarily driven by: (i) the continued urbanization of the Chinese population; (ii) the dominance of 24-karat gold and its role as a savings proxy; and (iii) increasing availability of gold investment products to a populace with a growing awareness of gold’s investment properties, particularly in light of its role as an inflation hedge.

In volume terms, Chinese consumer demand for gold slowed down in 2014. Total consumer demand was valued at approximately US$33.2 billion in 2014, a decrease of 44.6% over 2013. In tonnage terms, Chinese total consumer demand for gold reached 813.6 tons in 2014 with jewelry accounting for 623.5 tons in 2014 and investment gold accounting for 190.1 tons in 2014.

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

We have developed seven proprietary processes that we believe are well integrated and are crucial to gold jewelry manufacturing, namely the processes for 99.9% gold hardening, rubber mold opening efficiency, solder-less welding, pattern carving, chain weaving, dewaxing casting, and our coloring methods.

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

We have expanded our capacity significantly in recent years. In 2014, we processed 24-karat gold jewelry and Chinese ornaments with a total weight of approximately 60.1 tons, substantially exceeding prior year production of approximately 51.1 and 37.7 tons in 2014 and 2013, respectively. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately just one gram per kilogram of gold.

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

We have been a member of the Shanghai Gold Exchange, or the Exchange, since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Exchange is limited. The Exchange possesses a membership system and only members can buy gold through its trading system. As of March 2015, there were approximately 173 members of the Exchange throughout China. Non-members who want to purchase gold must deal with members of the Exchange at a higher purchase price compared to the price afforded to members of the Exchange.

We have an experienced management team in the Chinese gold industry.

We have a strong and stable management team with valuable experience in the PRC jewelry industry. Our Chairman and Chief Executive Officer, Zhihong Jia, has been working in this industry for close to 20 years. Our general manager, Mr. Jun Wang, also has worked in the industry for more than a decade. Other members of our senior management team all have significant experience in key aspects of our operations, including product design, manufacturing, and sales and marketing.

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

We plan to expand into the Middle East gold markets to source and finance gold, and to develop, market, and distribute gold products. We tested our 24-karat gold products in Kuwait in 2014 and intend to accelerate our efforts in 2015.

Products

We currently offer a wide range of 24-karat gold products, including 99.9% and 99% pure gold necklaces, rings, earrings, bracelets, pendants and gold bars.

Design and Manufacturing

We have adopted a systematic approach to product design and manufacturing that we believe is rigorous. We employ a senior design team with members educated by top art schools or colleges in China, including an exclusive agreement with the School of Jewelry in Wuhan, who have an average of three to five years of experience. Our design team develops and generates new ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We generally test the market potential and customer appeal of our new products and services through a wide outreach program in specific regions prior to a full commercial launch. We have a large-scale production base that includes a 74,933 square foot factory, a dedicated design, sales and marketing team, and more than 400 company-trained employees. Our production lines include automated jewelry processing equipment and procedures that we can rapidly modify to accommodate new designs and styles.

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

Supply of Raw Materials

We purchase gold, our major raw material, directly from the Exchange. Our membership grants us the right to purchase gold from the Exchange, a right that is not available to non-members. Beginning in 2013, we also started to lease gold from certain leading Chinese commercial banks to provide an additional supply of raw materials, certain of which agreements we renewed in 2014, and which we may renew in 2015.

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

Sales and Marketing

Currently we have approximately 300 major customers covering 25 provinces in China. We have very stable relationships with our major customers who have generally increased order volume year by year. In 2013, we renovated our showroom in Wuhan where we are based. Other than this showroom, we do not have retail sales. In 2013, we entered the TV shopping channel and in 2013, we launched an online business. These new sales channels are still in the testing period and this China-based retail plan has not yet generated meaningful business.

We plan to build up the Jewelry Park to allow us to work closely with other leading jewelers and jewelry manufacturers in China, thereby creating opportunities for us to cross-sell and up-sell. We expect that our new Jewelry Park will become a driving force for our sales and marketing efforts in China.

In addition, pursuant to our joint efforts in the Middle East, we intend to leverage our partner’s supply and distribution channels to gradually increase our sales and marketing capabilities throughout the gold and jewelry markets in the Middle East.

Major Customers

During the years ended December 31, 2014 and 2013, approximately 27.4% of our net sales were generated from our five largest customers. King Mei Fook Jewelry became our largest customer in 2014 (5.8% of our total net sales in 2014).

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

 We have 17 registered trademarks in China, 3 of which expire in 2017, 1 in 2019, 6 in 2020 and 7 in 2021.In particular, “Kingold” has been named as a “Famous Brand in Hubei Province,” “Famous Brand in China,” and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee.

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

Environmental Protection

Our production facilities in Wuhan are subject to environmental regulation by both the central government of the PRC and by local government agencies. We have obtained all necessary operating permits as required from the Environmental Protection Bureau, and believe that we are in compliance with local regulations governing waste production and disposal, and that our production facilities have met the public safety requirements regarding refuse, emissions, lights, noise and radiation. Since commencement of our operations, we have not been cited for any environmental violations. Because our production process creates almost no waste water or pollution, our costs for environmental compliance have been minimal. In 2014 and 2013 our costs for environmental compliance were approximately $4,783.8 and $7,257, respectively.

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

Employees

As of December 31, 2014, we had approximately 550 full-time employees, all of whom were located in PRC except for our Chief Financial Officer. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. Our full-time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $217,917 and $252,564 for the years ended December 31, 2014, and 2013, respectively. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

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

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Notes:

(1)	Famous Grow is owned by Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin). Pursuant to a Call Option Agreement, our founder, Chairman and Chief Executive Officer Zhihong Jia, and, Bin Zhao, our former general manager and director, have a right to collectively acquire 100% of the ownership of Famous Grow.

(2)	Wuhan Kingold is 55.31% owned by Zhihong Jia, our founder, Chairman and Chief Executive Officer, with the balance of 44.69% owned by a total of 46 other shareholders, who are all PRC citizens. All of Wuhan Kingold’s shareholders have entered into the VIE agreements.

ITEM 1A.  RISK FACTORS

You should carefully consider each of the following risks associated with an investment in our publicly traded securities and all of the other information in our 2014 Annual Report. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

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

While the Chinese economy has experienced rapid growth in the past decade, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In recent years, Chinese economy has been slowing down, and in 2014, GDP growth was 7.4%. The slowing economy might have impact on consumer demand, which could adversely impact our business.

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

We recently acquired land-use rights and intend to develop industrial land into what we expect to be called the Kingold Jewelry Cultural Industry Park for approximately RMB1.0 billion. Even if we are able to raise the necessary financing, we have no prior experience developing industrial land, nor as being a landlord or operator of real estate. Accordingly, there is a risk that we may not realize the value of this investment.

On October 23, 2013, Wuhan Kingold acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park for approximately RMB1.0 billion (approximately US$164 million at the spot rate). The acquisition agreement contemplates development and construction of the parcel with payments for the project made upon completion of certain building installments, as outlined in the agreement. We currently intend to finance the development predominantly with bank loans supplemented by operating cash flows, and where possible, deposits or advances we may receive from lessees. However, there can be no guarantee that we will be successful in raising the necessary financing from these sources, or on terms that we deem commercially reasonable, and may either need to seek alternative sources of financing, or abandon the project. Accordingly, there is a risk that we may not complete the development of the project. Although we have successfully obtained sales certificates from the local government which gave us the right to use and sell, there can be no guarantee that future government policies will continue to interpret land use regulations in this manner and we may have to undertake a formal modification of the land use registration from its current designation as industrial.

In addition, even if we are successful in building out the Jewelry Park, which we currently intend to complete the construction by mid-2015 and the entire facility by the end of 2015, there can be no guarantee that we will be successful in attracting tenants to our project, or that even if we attract tenants, that it will be a successful business endeavor. Accordingly, there is a risk that we may never realize the full benefit from this investment.

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

Our business depends directly on the performance of roughly 300 of our major distributors, which we also refer to as our customers. No customer accounted for more than 10% of our gross revenue in 2013 or 2014. As we do not have long-term contracts with our distributors, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors and replacing any distributor is difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net sales.

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

Our notes payable to banks for short-term borrowings as of December 31, 2014 and 2013 were approximately $16.3 million and $49.6 million, respectively. These loans are currently secured by restricted cash of approximately $14.8 million on deposit at the various lender banks, as well as the personal credit of our Chairman and Chief Executive Officer. Our bank loans have been, and may be, collateralized by gold inventory, our buildings, plant and machinery, as well as pledges of Au9995 gold (by both us and an affiliate) or such other collateral as we may agree from time to time with the bank lender. Our notes payable to banks for long-term borrowings as of December 31, 2014 and 2013 were approximately $32.5 million and $29.0 million, respectively. As of December 31, 2014, approximately $28.8 million of these long-term borrowings had current maturities. Interest expense paid for the years ended December 31, 2014 and 2013 were $1.8 million and $1.0 million respectively.

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

We are dependent on a limited number of customers in China for a large portion of our business. During the years ended December 31, 2014 and 2013, approximately 27.4% of our net sales were generated from our five largest customers. Our largest customer accounted for approximately 5.8% of our net sales during the year ended December 31, 2014. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of those customers, or any of our other customers to which we sell a significant amount of our products, or any significant portion of orders from those customers, or any material adverse change in the financial conditions of such customers could negatively affect our revenues and decrease our earnings, if we cannot find new customers in a timely manner.

In 2015, we plan to expand our business beyond the borders of China and to avail ourselves of opportunities to develop customer base in the fast-growing Middle East gold market. If our joint efforts to source gold, manufacture gold products, and sell such products is not successful and we cannot find customers in a timely manner, we may not realize any benefit from our investment of time and resources in pursuing this opportunity.

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

Risks Related to Doing Business in the PRC

Substantially all of our assets are located in China and as of March 2015, all of our revenues are currently derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon what business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

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

These regulations apply to our stockholders who are PRC residents. As of the date of this Annual Report, our Chairman and Chief Executive Officer, Zhihong Jia, and former our general manager and director, Bin Zhao, have obtained their registrations under Circular 75, and the other PRC residents are in the process of obtaining such registrations. However, there is no assurance that such persons can successfully complete such registrations, and there is no assurance that all of the PRC resident stockholders and beneficiary stockholders have complied with and will comply with the SAFE registration requirements currently or in the future. In the event that these or other of our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principles.

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

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the Enterprise Income Tax Law, or EIT Law, an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. The “de facto management body” is defined as the organizational body that effectively exercises overall management and control over production and business operations, personnel, finance and accounting, and properties of the enterprise. It remains unclear how the PRC tax authorities will interpret such a broad definition. If the PRC tax authorities determine that we should be classified as a resident enterprise, then our worldwide income will be subject to income tax at a uniform rate of 25%, which may have a material adverse effect on our financial condition and results of operations. However, it remains unclear how the PRC tax authorities will interpret the PRC tax resident treatment of an offshore company, like us, having indirect ownership interests in PRC enterprises through intermediary holding vehicles.

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

All of our current operations, including the manufacturing and distribution of jewelry, are conducted in China, and we plan to expand into the Middle East. Most of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China or the Middle East would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or the Middle East against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Our Chairman and Chief Executive Officer, Zhihong Jia, will beneficially own or control approximately 24.2% of our outstanding shares if he chooses to fully exercise his Call Option to purchase shares of Famous Grow. Mr. Jia thereafter could possibly have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Jia may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Jia, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Jia may differ from the interests of our other stockholders.

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

During 2014, the market price for our shares increased from $1.72 on January 2, 2014 to $1.93 on January 23, 2014, and then dropped to $0.89 as of December 31, 2014. The closing price on March 30, 2015 was $1.07 per share. Volatility in the price of our shares may result in shareholder litigation that could in turn result in substantial costs and a diversion of our management’s attention and resources.

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

For 2013 and 2014, our management determined that we had a material weakness in our internal control over financial reporting due to some problems with cash management, as well as continued ineffective disclosure controls and procedures, and other significant deficiencies due to inadequate controls over the appropriate approval procedures for certain material transactions, inadequate controls over certain material cash transactions, and lack of technical competency in review and recording of non-routine or complex transactions. Although we put in place a remedial plan to rectify such material weakness in 2014, and have already adopted resolutions limiting the power of management to engage in certain transactions above a certain financial threshold absent board approval, such material weaknesses persisted during 2014. Moreover, our management concluded that our disclosure controls and procedures continued to be ineffective this year because we continued to fail to disclose the entry into certain material agreements within the time periods required by the Commission.

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

In response to provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2013, the Securities and Exchange Commission adopted annual disclosure and reporting requirements regarding the use of certain minerals, known as “conflict minerals,” mined from the Democratic Republic of Congo and adjoining countries. Conflict minerals include gold.

These new requirements and the changes we may adopt as a result of compliance with them may prove both costly and time-consuming. The disclosure requirements, which began in 2014, necessitated due diligence efforts to identify the sources of conflict minerals contained in our products. Because we currently acquire our gold directly from the Exchange or leading Chinese banks, or lease it from leading Chinese banks, there is uncertainty as to the amount of diligence we may be able to do on our supply chain. Further, we now plan to expand into the Middle East, which will add additional sources of gold, but raise additional challenges for us to diligence our supply chain.

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

In October 2013, Wuhan Kingold our controlled subsidiary, entered into an agreement with Wuhan Wansheng House Purchasing Limited to acquire 100% ownership of the Shanghai Creative Industry Park, which is proposed to be renamed the Kingold Jewelry Cultural Industry Park, which we refer to as the Jewelry Park. The Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

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

The following table sets forth, for the periods indicated, the range of quarterly high and low closing sales prices for our common stock in U.S. dollars. Prior to our listing on the NASDAQ Capital Market, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, involving our common stock during each calendar quarter, and may not represent actual transactions.

	High	Low
2014

First Quarter	$1.93	$1.61
Second Quarter	$1.64	$1.10
Third Quarter	$1.48	$1.16
Fourth Quarter	$1.31	$0.84

2013

First Quarter	$1.54	$1.11
Second Quarter	$1.48	$1.10
Third Quarter	$1.73	$0.99
Fourth Quarter	$2.13	$1.56

Holders

On March 30, 2015, the closing sale price of our shares of common stock was $1.07 per share and there were 65,963,502 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 80 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

Although we paid a one-time special dividend of $0.08 per share in 2014, we currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Investors seeking cash dividends in the immediate future should not purchase our common stock. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option grants made to employees, directors and consultants as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)

Equity Compensation Plans Approved by Security Holders(1)	2,570,000	$2.03	2,430,000
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

(1)	On March 24, 2011, our Board of Directors voted to adopt the 2011 Stock Incentive Plan, or the Plan, which was approved at our annual stockholders’ meeting held on June 6, 2012, The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of our common stock will be granted.

Purchases of Equity Securities

During the year ended December 31, 2014, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

The government owns all of the land in the PRC. Companies or individuals are authorized to use the land only through land use rights granted by the PRC government. Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease. Amortization expense was $12,300 and $12,205 for each of 2014 and 2013, respectively.

Gross Profit, Gross Margin and Inventory Carrying Value

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At December 31, 2014, we had approximately 6.3 metric tons of gold in our inventory, all of which had been sold in excess of the carrying value by the date of this report.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No events or changes in our business or circumstances required us to test for impairment of our long-lived assets during 2014 and 2013, and accordingly, we did not recognize any impairment loss during these periods.

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

Results of Operations

YEARS ENDED DECEMBER 31, 2014 AND 2013

The following table sets forth information from our statements of income and comprehensive income for the years ended December 31, 2014 and 2013 in U.S. dollars.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the years ended December 31,
	2014	2013

NET SALES	$1,107,558,544	$1,189,915,923

COST OF SALES
Cost of sales	(1,030,010,474)	(1,141,671,197)
Depreciation	(1,296,583)	(1,277,374)
Total cost of sales	(1,031,307,057)	(1,142,948,571)

GROSS PROFIT	76,251,487	46,967,352

OPERATING EXPENSES
Selling, general and administrative expenses	7,343,951	4,749,488
Stock compensation expenses	3,149,980	1,532,563
Depreciation	130,074	155,216
Amortization	12,300	12,205
Total operating expenses	10,636,305	6,449,472

INCOME FROM OPERATIONS	65,615,182	40,517,880

OTHER INCOME (EXPENSES)
Other Income	94,624	-
Interest Income	305,465	56,253
Other Expense	-	(81)
Interest expense	(1,847,240)	(1,051,564)
Total other expenses, net	(1,447,151)	(995,392)

INCOME FROM OPERATIONS BEFORE TAXES	64,168,031	39,522,488

INCOME TAX PROVISION (BENEFIT)
Current	16,836,054	11,454,787
Deferred	-	(272,225)
Total income tax provision	16,836,054	11,182,562

NET INCOME	$47,331,977	$28,339,926

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$(1,331,031)	$5,820,020

COMPREHENSIVE INCOME	$46,000,946	$34,159,946

Earnings per share
Basic	$0.72	$0.45
Diluted	$0.72	$0.44
Weighted average number of shares
Basic	65,918,768	63,495,520
Diluted	66,007,075	63,902,912

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Net Sales

Net sales for the year ended December 31, 2014 were $1,107.6 million, a decrease of $82.4 million, or 6.9%, from net sales of $1,190.0 million for the year ended December 31, 2013. The decrease in net sales was primarily driven by the decrease in the price of gold and increased sales of customized products.

Overall demand for gold products has been adversely impacted the weaker economy in China, and our investment gold business represented $19.2 million of net sales in 2014, down 84.5% as compared to 2013.

According to the World Gold Council, total consumer demand for gold in China reached 813.6 tons in 2014, a 38.0% decrease over 2013, with jewelry accounting for 623.5 tons in 2014 (a 32.8% decrease over 2013), and investment gold accounting for 190.1 tons in 2014 (a 50.5% decrease over 2013).

	Gold processed for the twelve months ended December 31,

	2014			2013
			Sales/			Sales/
	Metric	Sales	Metric Ton	Metric	Sales	Metric Ton
	Tons	($ Million)	($ Million)	Tons	($ Million)	($ Million)
Total	60.1	$1,107.6	$18.4	51.1	$1,190.0	$23.3
Branded	28.8	$1,067.5	$37.1	28.6	$1,159.6	$40.5
Customized	31.3	$40.1	$1.3	22.5	$30.4	$1.4

Cost of sales

Cost of sales for the year ended December 31, 2014 amounted to $1,031.3 million, a decrease of $111.7 million, or 9.8% from $1,143.0 million for 2013. The decrease was primarily attributable to lower gold prices in 2014.

The average price of gold for the year ended December 31, 2014 was $1,266.4 per ounce, as compared to $1,411.2 per ounce for the same period in 2013, according to the World Gold Council.

Gross profit

Gross profit for the year ended December 31, 2014 increased to $76.3 million, an increase of $29.3 million, or 62.4%, from $47.0 million for 2013. Accordingly, gross margin for the year ended December 31, 2014 was 6.9%, compared to 3.9% for the same period in 2013. The primary reason for the substantial increase in gross margin was that we purchased large quantities of gold inventory at year end of 2013 and at the beginning of 2014 at low market prices, making the first half production at a cost much lower than normal. Gold prices increased from $1,204.5 per ounce on December 31, 2013 to as high as $1,385.0 per ounce on March 14, 2014 before decreasing to $1,216.5 on September 30, 2014 (World Gold Council). The gross margin in the future periods is not likely to be this high and may well return to the level of past periods.

Expenses

Total operating expenses for the year ended December 31, 2014 were $10.6 million, an increase of $4.2 million or 64.9%, from $6.5 million for 2013. The increase was mainly due to increased selling, general and administrative expenses, which increased $2.6 million due to our expanded sales efforts in our investment gold business, along with increased expenses for broader marketing effort, as well as the fact that we wrote-off the market expenses paid to explore the Middle East market. A portion of the increase is also due to increased stock compensation expense of $1.6 million due to the issuance of equity awards.

Our provision for income tax expense was $16.8 million for the year ended December 31, 2014, an increase of $5.7 million, or 50.6%, from $11.2 million for 2013. The increase was primarily due to more taxable income.

Other comprehensive loss was approximately $1.3 million for the year ended December 31, 2014, compared to other comprehensive income of $5.8 million for the year ended December 31, 2013 due to the fluctuation of RMB against the U.S. dollar.

Net Income

For the foregoing reasons, our net income increased to $47.3 million for the year ended December 31, 2014, from $28.3 million for the same period in 2013, an increase of $19.0 million or 67.1%.

Liquidity and Capital Resources

At December 31, 2014, we had $1.3 million in cash and cash equivalents compared to $2.3 million at December 31, 2013. At December 31, 2014, we had $14.8 million in restricted cash compared to $12.6 million at December 31, 2013. This restricted cash (along with our Chairman and Chief Executive Officer’s personal credit) secures our obligations under our bank loans and gold lease agreements. We have historically financed our operations with cash flow generated from operations, as well as through short-term bank loans (which generally have a term of one year, although our recent loans have been for three or four month terms). At December 31, 2013, we had outstanding short-term loans of $49.6 million from Xing Ye Bank ($7.9 million), CITIC Bank ($33.6 million) as well as Hubei Bank ($8.1 million), some of which has been repaid. At December 31, 2014, we had an outstanding short-term loan from CITIC Bank Corporation Limited and Hubei Bank for an aggregate amount of $16.3 million, which had an interest rate of 6.6%. The amounts outstanding under these bank loans are presented in our financial statements as “short-term loans.” As of December 31, 2014, we had outstanding long-term loan current maturities of $28.8 million. For additional information regarding our short-term loans (some of which have already matured and been repaid), see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In China, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an ongoing basis shortly before they mature. Although we have generally renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. We may also choose not to renew them. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowing or that additional debt or equity financing will be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

On February 9, 2015, Wuhan Kingold received a Notice of Acceptance of Registration, or the Acceptance, from the PRC’s National Association of Financial Market Institutional Investors, or the NAFMII, registering the issuance of up to RMB 750 million (approximately US$120 million) of debt financing instruments by Wuhan Kingold pursuant to a Non-Public Oriented Debt Financing Instruments Private Placement Agreement, by and among Wuhan Kingold, Shanghai Pudong Development Bank Co., Ltd, or Pufa Bank, and the other institutional investors named therein, dated July 21, 2014. Such Private Placement Agreement became valid upon the Acceptance. In connection with the Private Placement Agreement, Wuhan Kingold and Pufa Bank entered into an Underwriting Agreement dated August 12, 2014, appointing Pufa Bank as the lead underwriter and bookkeeping manager for the issuance of the debt securities. The debt financing program is intended to operate similar to a commercial paper program. Under the program, Wuhan Kingold may issue the debt securities at any time within two years from the date of the Acceptance, with the initial issuance completed within six months from the date of the Acceptance. Wuhan Kingold is required to report any issuance to the NAFMII. The Private Placement Agreement provides that the Investors are entitled to, but are not required to, participate in any issuance, and prohibits using the proceeds from any issuance of debt securities for real estate and equity acquisition transactions. The total amount of the first phase issuance will be RMB 400 million (approximately US$64 million), and will be secured by certain gold or gold products held by Wuhan Kingold. The total amount of the second phase issuance will be RMB 350 million (approximately US$56 million), and will be secured by certain real property and construction in progress (including the Kingold Jewelry Cultural Industry Park). In connection with the foregoing, Wuhan Kingold and Pufa Bank have entered into a Credit Agent Agreement, pursuant to which Pufa Bank serves as the agent of the holders of the debt securities. Zhihong Jia, our Chairman and Chief Executive Officer, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement. In March 2015, Wuhan Kingold completed the first RMB400 million issuance under the Private Placement Agreement.

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

We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

We have an aggregate of RMB1.0 billion of payments due under the Jewelry Park acquisition agreement (approximately RMB391.5 million has been paid to date). The payment schedule is as follows:

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	200	$33
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	6
January 2015†	250		-
February 2015†		26	4
April 2015		82	14
May 2015		250	41
June 2015	250	250	41
Total	1,000	1,000	$164

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

Net cash used in operating activities.

We generated $20.3 million of net cash from operating activities for the year ended December 31, 2014, compared to $7.7 million of net cash for operating activities in 2013. Our operating activities provided more cash in 2014 mainly because our net income increased $19.0 million from $28.3 million in 2013 to $47.3 million in 2014.

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

Net cash used in investing activities.

We used $35.8 million of net cash for investing activities for the year ended December 31, 2014, compared to $32.4 million in 2013.

The increase in net cash used was mainly because of the cash payment we made to finance the construction of the Jewelry Park.

Analysis and Expectations. While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to invest in the development of the Jewelry Park and make payments pursuant to the terms of our agreement.

Net cash provided by financing activities.

Net cash provided by financing activities was $15.2 million for the year ended December 31, 2014, compared with $23.3 million for the year ended December 31, 2013. The decrease was mainly due to a cash dividend paid to stockholders, as well as lower overall bank borrowings.

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

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31,	December 31,	December 31,
	2014	2013	2012

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.1460	$1=RMB 6.1122	$1=RMB 6.3086

Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.1457	$1=RMB 6.1943	$1=RMB 6.3116

Total translation gain recorded for the year ended December 31, 2013 was $5,820,020. Total translation loss recorded for the year ended December 31, 2014 was $1,331,032.

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

Off-Balance Sheet Arrangements

We currently have guaranteed payment to a non-related third-party of RMB68 million ($11.1 million) in bank loans. The guarantee terminates in May 2015. See Note 15 to our consolidated financial statements appearing elsewhere in this report.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This ASU will be effective for periods beginning after December 15, 2015, for public companies. Management is evaluating the potential impact, if any, on our financial position and results of operations.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. We do not expect the adoption of ASU 2015-01 to have material impact on our consolidated financial statements.

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contract for the transfer of nonfinancial assets, unless those contracts are with the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods for services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provides users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flow arising from a reporting organization’s contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on our financial position and results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Given that substantially all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or the PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past six years, RMB has appreciated 15.7% against the U.S. dollar (from 1 U.S. dollar = 7.2946 RMB on January 1, 2008 to 1 U.S. dollar = 6.1460 RMB on December 31, 2014). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our notes payable to banks for short-term borrowings as of December 31, 2014 and 2013 were approximately $16.3 million, and $49.6 million, respectively. Our notes payable to banks for long-term borrowings as of December 31, 2014 and 2013 were approximately $3.7 million, and $29.0 million, respectively. Interest expense paid for the years ended December 31, 2014 and 2013 was $1.8 million and $1.1 million, respectively.

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

In order to remedy our ineffective disclosure controls and procedures, we intend to implement further new processes and procedures to clarify internal reporting channels to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis.

Based on the assessment, management determined that, as of December 31, 2014, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

•	Lack of resources with technical competency to review and record non-routine or complex transactions; and

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions.

In order to remedy the material weakness of inadequate controls over cash management that we had in 2013, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions with a value in excess of $250,000. Further, we intend to explore implementing additional policies and procedures, which may include:

•	Reporting other material transactions to the Board and obtain proper approval; and

•	Recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

Changes in Internal Control over Financial Reporting

Except for the actions taken to remedy the material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2014.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a)	Directors of the Registrant.

Information with respect to our Directors is set forth under the heading “Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to our executive officers is set forth under the heading “Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning our audit committee is set forth under the heading “Committee Composition” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning our audit committee financial expert is set forth under the heading “Committee Composition” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to our Board of Directors is set forth under the heading “Director Nominations” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) Exhibits

Exhibit No.	Description
2.1	Reverse Acquisition Agreement, dated September 29, 2009, by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).

10.1	Exclusive Management Consulting and Technical Support Agreement, dated June 30, 2009, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.2	Shareholders’ Voting Proxy Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.3	Purchase Option Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 8, 2010).
10.4	Pledge of Equity Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.5	Amended and Restated Call Option Agreement, dated December 17, 2009, by and between Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.11 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
10.6	Lease Agreement (English translation), dated February 1, 2015, by and between Wuhan Kingold and Vogue Show.*

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
10.8	Employment Agreement, dated November 18, 2010, between Registrant and Zhihong Jia (incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).**
10.9	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement, dated October 20, 2011, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).**
10.10	Shareholders’ Voting Proxy Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.11	Purchase Option Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.12	Pledge of Equity Agreement, dated October 20, 2011, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.13	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011).**
10.14	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.15	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.16	Gold Lease Framework Agreement (English translation), dated January 1, 2013, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 6, 2013).
10.17	Gold Leasing Agreement (English translation), dated January 25, 2013, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 6, 2013).
10.18	Gold Leasing Agreement (English translation), dated February 22, 2013, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on March 6, 2013).
10.19	Executive Employment Agreement between Kingold Jewelry, Inc. and Bin Liu, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 5, 2013).**
10.20	Acquisition Agreement (English translation), dated October 23, 2013, among Wuhan Kingold Jewelry Company Limited, Wuhan Wansheng House Purchasing Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.21	Notice of Credit Line Changes (English translation), dated August 8, 2013, from China Construction Bank Corporation Wuhan Jiang’an Branch (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.22	Working Capital Loan Contract (English translation), dated December 5, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.23	Working Capital Loan Contract (English translation), dated December 5, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).

10.24	Working Capital Loan Contract (English translation), dated December 5, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.25	Working Capital Loan Contract (English translation), dated December 6, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.4 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.26	Working Capital Loan Contract (English translation), dated December 6, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.5 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.27	Working Capital Loan Contract (English translation), dated December 6, 2013, between Wuhan Kingold Jewelry Company Limited and Wuhan Branch China CITIC Bank Corporation Limited (incorporated by reference to Exhibit 10.6 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.28	Loan Contract of Circulating Fund (English translation), dated December 10, 2013, between Wuhan Kingold Jewelry Company Limited and Hubei Bank Co., Ltd. (Jiang’an Wuhan Branch) (incorporated by reference to Exhibit 10.7 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.29	Loan Contract of Circulating Fund (English translation), dated December 10, 2013, between Wuhan Kingold Jewelry Company Limited and Industrial Bank Co., Ltd. (Wuhan Branch) (incorporated by reference to Exhibit 10.8 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.30	Trust Loan Contract (English translation), dated November 29, 2013, between Wuhan Kingold Jewelry Company Limited and Chang’An International Trust Co., Ltd. (incorporated by reference to Exhibit 10.9 to our Current Report filed on Form 8-K with the Commission on February 20, 2014).
10.31	English Translation of Labor Contract, by and between Wuhan Kingold Jewelry Co., Ltd. and Wang Jun effective as of May 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 5, 2014).**
10.32	At Market Issuance Sales Agreement, dated as of November 19, 2014 by and between MLV & Co. LLC and Kingold Jewelry, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on November 19, 2014).
10.33	Private Placement Agreement (English translation), dated July 21, 2014, between Wuhan Kingold Jewelry Co., Ltd., Shanghai Pudong Development Bank Co., Ltd and the other institutional investors named therein. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.34	Underwriting Agreement (English translation), dated August 12, 2014, between Wuhan Kingold Jewelry Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).

23.1	Consent of Friedman, LLP*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith

**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2015

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2015
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
Bin Liu

/s/ Jun Wang	Director	March 31, 2015
Jun Wang

/s/ Zhonghong Fu	Director	March 31, 2015
Zhonghong Fu

/s/ Guang Chen	Director	March 31, 2015
Guang Chen

/s/ H. David Sherman	Director	March 31, 2015
H. David Sherman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kingold Jewelry, Inc.

We have audited the consolidated balance sheets of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 31, 2015

KINGOLD JEWELRY, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$1,331,658	$2,284,930
Restricted cash	14,793,632	12,668,749
Accounts receivable	503,406	532,386
Inventories	212,396,363	174,433,501
Other current assets and prepaid expenses	57,971	8,252,387
Due from related party	-	52,354,308
Value added tax recoverable	4,501,426	6,220,866
Deferred income tax assets	-	275,882
Total current assets	233,584,456	257,023,009

PROPERTY AND EQUIPMENT, NET	9,390,258	10,686,947

OTHER ASSETS
Deposit on land use right-Jewelry Park	9,819,687	32,721,442
Construction in progress - Jewelry Park	58,310,818	-
Other assets	157,078	157,946
Land use right	492,027	507,117
Total other assets	68,779,610	33,386,505
TOTAL ASSETS	$311,754,324	$301,096,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$16,270,745	$49,572,985
Long term loans - current maturities	28,844,777	-
Other payables and accrued expenses	2,970,770	3,499,717
Income tax payable	978,713	3,269,908
Other taxes payable	777,537	848,739
Total current liabilities	49,842,542	57,191,349

Long term loans	3,672,308	29,004,287
TOTAL LIABILITIES	53,514,850	86,195,636

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2014 and December 31, 2013	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 65,963,502 and 64,953,462 shares issued and outstanding as of December 31, 2014 and December 31, 2013	65,963	64,953
Additional paid-in capital	79,460,175	76,847,205
Retained earnings
Unappropriated	163,002,075	120,946,375
Appropriated	967,543	967,543
Accumulated other comprehensive income	14,743,718	16,074,749
Total stockholders' equity	258,239,474	214,900,825
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$311,754,324	$301,096,461

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the years ended December 31,
	2014	2013

NET SALES	$1,107,558,544	$1,189,915,923

COST OF SALES
Cost of sales	(1,030,010,474)	(1,141,671,197)
Depreciation	(1,296,583)	(1,277,374)
Total cost of sales	(1,031,307,057)	(1,142,948,571)

GROSS PROFIT	76,251,487	46,967,352

OPERATING EXPENSES
Selling, general and administrative expenses	7,343,951	4,749,488
Stock compensation expenses	3,149,980	1,532,563
Depreciation	130,074	155,216
Amortization	12,300	12,205
Total operating expenses	10,636,305	6,449,472

INCOME FROM OPERATIONS	65,615,182	40,517,880

OTHER INCOME (EXPENSES)
Other Income	94,624	-
Interest Income	305,465	56,253
Other Expense	-	(81)
Interest expense	(1,847,240)	(1,051,564)
Total other expenses, net	(1,447,151)	(995,392)

INCOME FROM OPERATIONS BEFORE TAXES	64,168,031	39,522,488

INCOME TAX PROVISION (BENEFIT)
Current	16,836,054	11,454,787
Deferred	-	(272,225)
Total income tax provision	16,836,054	11,182,562

NET INCOME	$47,331,977	$28,339,926

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$(1,331,031)	$5,820,020

COMPREHENSIVE INCOME	$46,000,946	$34,159,946

Earnings per share
Basic	$0.72	$0.45
Diluted	$0.72	$0.44
Weighted average number of shares
Basic	65,918,768	63,495,520
Diluted	66,007,075	63,902,912

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(IN U.S. DOLLARS)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other
	Par value		Par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	gain	Total

Balance at December 31, 2012	-	$-	54,521,140	$54,521	$57,656,674	$92,606,449	$967,543	$10,254,729	161,539,916

Net income for the year	-	-	-	-	-	28,339,926	-	-	28,339,926

Shares issued for subscription agreement	-	-	7,000,000	7,000	12,515,000	-	-	-	12,522,000

Shares issued for services	-	-	810,000	810	1,202,590	-	-	-	1,203,400

Options granted for services					875,163	-	-	-	875,163

Shares issued for Warrant exercise	-	-	2,622,322	2,622	4,597,778	-	-	-	4,600,400

Foreign currency translation gain (loss)								5,820,020	5,820,020

Balance at December 31, 2013	-	$-	64,953,462	$64,953	$76,847,205	$120,946,375	$967,543	$16,074,749	214,900,825

Net income for the year	-	-	-	-	-	47,331,977	-	-	47,331,977

Cash dividend paid	-	-	-	-	-	(5,276,277)	-	-	(5,276,277)

Shares issued for services	-	-	1,000,000	1,000	1,759,000	-	-	-	1,760,000

Options granted for services	-	-			843,980	-	-	-	843,980

Shares issued for warrant exercise	-	-	10,040	10	9,990	-	-	-	10,000

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(1,331,031)	(1,331,031)

Balance at December 31, 2014	-	$-	65,963,502	$65,963	$79,460,175	$163,002,075	$967,543	$14,743,718	258,239,474

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the years ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,331,977	$28,339,926
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation	1,426,657	1,432,591
Amortization of intangible assets	12,300	12,205
Share based compensation for services	3,149,980	1,532,563
Inventory valuation allowance	-	1,088,901
Deferred tax provision (benefit)	-	(272,225)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	26,053	180,215
Inventories	(38,924,060)	(20,400,387)
Other current assets and prepaid expenses	8,193,528	(7,566,421)
Deferred offering costs	-
Value added tax recoverable	1,959,688	1,022,705
Increase (decrease) in:
Other payables and accrued expenses	(512,197)	1,611,132
Income tax payable	(2,273,323)	591,138
Other taxes payable	(66,538)	165,322
Net cash provided by operating activities	20,324,065	7,737,665

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(190,403)	(78,306)
Proceeds from sale of property and equipment	1,970	-
Cash deposit for land use right-Jewelry Park	-	(32,287,748)
Cash payment in construction in progress-Jewelry Park	(35,590,752)	-
Net cash used in investing activities	(35,779,185)	(32,366,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans-short term	24,000,521	48,915,939
Repayments of bank loans-short term	(57,031,746)	(6,457,550)
Proceeds from long term loan	3,672,486	28,619,860
Restricted cash	(2,194,663)	(12,500,836)
Proceeds from related party loan	65,082,981	-
Repayments of related party loan	(13,016,596)	(52,354,308)
Cash dividend paid	(5,276,277)	-
Net proceeds from exercise of warrants	10,000	4,600,400
Net proceeds from stock issuance	-	12,522,000
Net cash provided by financing activities	15,246,706	23,345,505

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(744,858)	1,023,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	(953,272)	(259,184)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,284,930	2,544,114

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,331,658	$2,284,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$14,140,388	$4,444,627
Cash paid for income tax	$18,834,998	$10,863,648

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

Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold are hereinafter collectively referred to as “the Company.”

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts and share based compensation. Actual results could differ from those estimates.

Restricted Cash

As of December 31, 2014, the Company had restricted cash of $14,793,632 compared to $12,668,749 as of December 31, 2013. Approximately $3.0 million was related to the bank loan with China CITIC Bank Corporation Limited (“CITIC Bank”) – see Note 6. Approximately $11.8 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank– see Note 13 – Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At December 31, 2014 and 2013, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, cost is calculated on the weighted average basis. As of December 31, 2014 and 2013, respectively, the Company recorded a lower of cost or market adjustment of $0 and $1.1 million to adjust the carrying value to market. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present location and condition.

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

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets

Certain assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2014 and 2013.

Fair value of financial instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Revenue recognition

Net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products on its own. The Company recognizes revenues under ASC 605 as follows:

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

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 3.26% of total revenue for the year ended December 31, 2014, compared to 2.19% for the year ended December 31, 2013.

Income taxes

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at December 31, 2014 or 2013.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2009 and after. As of December 31, 2014, the tax years ended December 31, 2009 through December 31, 2014 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	December 31,	December 31,
	2014	2013

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.1460	US$1=RMB 6.1122

Amounts included in the statements of operations and cash flows for the period	US$1=RMB 6.1457	US$1=RMB 6.1943

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260 “Earnings per Share”, which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (i.e., options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Share or Stock-Based compensation

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

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This ASU will be effective for periods beginning after December 15, 2015, for public companies. Management is evaluating the potential impact, if any, on the Company’s financial position and results of operations.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contract for the transfer of nonfinancial assets, unless those contracts are with the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods for services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provides users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flow arising from a reporting organization’s contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Interest expense related to the cost of gold for the gold lease transactions in the amount of $4,360,248 was reclassified to cost of sales from interest expense for the year ended December 31, 2013, respectively (see Note 13). This reclassification has no effect on the accompanying consolidated statements of operations and cash flows.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES, NET

Inventories as of December 31, 2014 and December 31, 2013 consisted of the following:

	As of
	December 31,	December 31,
	2014	2013
Raw materials (A)	$51,502,635	$42,882,587
Work-in-progress (B)	120,098,299	97,503,987
Finished goods (C)	40,795,429	35,150,454
Inventory valuation allowance	-	(1,103,527)
Total inventory	$212,396,363	$174,433,501

(A)	Included 1,546,435 grams of Au9999 gold in 2014 and 1,234,276 grams of Au9999 gold in 2013.
(B)	Included 3,530,919 grams of Au9999 gold in 2014 and 2,791,507 grams of Au9999 gold in 2013.
(C)	Included 1,183,407 grams of Au9999 gold in 2014 and 1,020,222 grams of Au9999 gold in 2013.

As of December 31, 2014, the Company did not record any lower of cost or market adjustment compared to the adjustment of $1,103,527 as of December 31, 2013.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2014 and December 31, 2013:

	As of
	December 31,	December 31,
	2014	2013
Buildings	$2,496,012	$2,509,815
Plant and machinery	19,502,409	19,444,059
Motor vehicles	37,097	71,906
Office and electric equipment	652,268	630,626
Subtotal	22,687,786	22,656,406
Less: accumulated depreciation	(13,297,528)	(11,969,459)
Property and equipment, net	$9,390,258	$10,686,947

Depreciation expense for the years ended December 31, 2014 and 2013 was $1,426,657 and $1,432,591, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEPOSIT ON LAND USE RIGHT AND CONSTRUCTION IN PROGRESS

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an agreement (the “Agreement”) with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park Project,” which is proposed to be renamed to “Kingold Jewelry Cultural Industry Park” (the “Jewelry Park Project” or the “Project”). Pursuant to the Agreement, Wuhan Kingold will acquire the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which has been approved for real estate development use. Wuhan Kingold has committed to provide a total sum of RMB1.0 billion (approximately US$164 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which are proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a five-star hotel.

As of December 31, 2014, Wuhan Kingold had made RMB391.5 million (approximately US$63.7 million) payments toward the construction of the Jewelry City Project. Of the RMB391.5 million, RMB 60.4 million (approximately US$9.82 million) was for the deposit on the Land Use Right, which represents the total cost of the Land Use Right. Wuhan Kingold is also required to make the construction payments to finance the entire construction project, as estimated based on certain construction project milestones listed below. Wuhan Kingold recorded RMB 358.3 million (approximately US$58.4 million) as Construction in Progress which included total payment made plus capitalized interest of RMB27.2 million (approximately US$4.3 million) on the long-term bank loan. Due to a delay by the construction company in charge of the Project’s construction (the “Construction Company”), the Company has delayed its payments to the construction company by five to six months. However, this delay is not expected to impact the total expected cost of RMB1.0 billion (approximately US$164 million).

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

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	200	$33
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	6
January 2015†	250		-
February 2015†		26	4
April 2015		82	14
May 2015		250	41
June 2015	250	250	41
Total	1,000	1,000	$164

* Includes initial deposit made to seller

** In US$ based on current exchange rates

† Updated to reflect delay to payment schedule

Because the Land Use Right will not be transferred to Wuhan Kingold until the completion of the entire project, the payments of RMB 331.1 million made plus capitalized interest of RMB27.2 million as of December 31, 2014 were recorded as “Construction-in-Progress” on the balance sheet until the Project is completed and certified for use. Upon the completion of the Project, the excess of RMB1.0 billion commitment over the actual amount spent on the construction of the Project shall be deemed as the actual cost of the Land Use Right. As of December 31, 2014, the payments of RMB 60.4 million made as of December 31, 2014 were recorded as “Deposit on Land Use Right”.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOANS

Short term loans consist of the following:

	As of
	December 31,	December 31,
	2014	2013

a) Loan payable to Xing Ye Bank Wuhan Branch	$-	$7,853,146
b) Loans payable to CITIC Bank Wuhan Branch	-	17,996,793
c) Loans payable to CITIC Bank Wuhan Branch	13,016,596	15,542,685
d) Loan payable to Jiang’an Wuhan Branch of Hubei Bank Co	3,254,149	8,180,361
e) Loans payable to CITIC Bank Wuhan Branch	-	-

Total short term loans	$16,270,745	49,572,985

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

c) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB95 million (equivalent to approximately US$15.4 million) consists of three working capital loan contracts signed on December 6, 2013 with maturity dates of April 11, 2014, April 18, 2014 and May 8, 2014, respectively. The annual interest rate is 6.9%. All loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB23 million (equivalent to approximately US$3.8 million). The loans were repaid. New loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB80 million (equivalent to approximately US$13.0 million) consists of three working capital loan contracts originated on April 17, 2014, May 6, 2014 and May 29, 2014, with maturity dates of April 17, 2015, May 6, 2015 and May 29, 2015, respectively. The annual interest rate is 6.9%, 7.2% and 7.2%, respectively. All the loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB18 million (equivalent to approximately US$3 million). The loan is also secured by 160 kilograms of Au9999 gold, approximately $6.3 million of which was pledged by Wuhan Kingold as at December 31, 2014.

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

Interest expense for the above mentioned loans amounted to $1,847,240 and $1,051,564 for the years ended December 31, 2014 and 2013, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long term loans consists of the following:

	As of
	December 31,	December 31,
	2014	2013

f) Loan payable to Chang’an International Trust Co., Ltd.	$32,517,085	$29,004,287
Less current maturies	(28,844,777)	-
Total long term loans	$3,672,308	$29,004,287

f) On November 29, 2013, Wuhan Kingold entered into a Trust Loan Contract in the amount of RMB200 million (equivalent to approximately US$32.5 million as of the spot rate on December 31, 2014) with Chang’an International Trust Co., Ltd. (the “Trust Loan”) in order to undertake the aforementioned acquisition of the Jewelry Park Project (see Note 5). The Trust Loan was approved on December 3, 2013. The loan has a 24-month term, and bears interest at a fixed rate of 13.5% per annum. The loan is secured by 1,000 kilograms of Au9999 gold, which approximately $39.2 million as at December 31, 2014 was pledged by Wuhan Kingold. Interest for the Trust Loan in the amount of $4.4 million for the year ended December 31, 2014 was capitalized into construction in progress and was not recorded as part of total interest expenses.

NOTE 7 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2014 and 2013. The Company has loss carry forwards of approximately $13,917,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2034. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2014 was approximately $4,732,000. The net increase in the valuation allowance for the years ended December 31, 2014 was approximately $1,650,000.

Dragon Lead is incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the years ended December 31, 2014 and 2013.

The Company recorded $0 deferred income tax assets as of December 31, 2014 compared to $0.275 million as of December 31, 2013, from its foreign operations, which was related to an inventory allowance reflecting the decline in gold prices.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States. Since the U.S. holding company does not have any earnings and profits, and distribution made in 2014 was deemed as a return of capital for U.S. income tax purpose.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the income tax provision were as follows for the years ended December 31, 2014 and 2013:

	For the years Ended December 31,
	2014	2013
Current tax provision
Federal	$-	$-
State	-	-
Foreign	16,836,054	11,454,787
	16,836,054	11,454,787

Deferred tax provision (benefit)
Federal	$-	$-
State	-	-
Foreign	-	(272,225)
	-	(272,225)
Income tax provision	$16,836,054	$11,182,562

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for for the years ended December 31, 2014 and 2013:

	For the years Ended December 31,
	2014	2013

United States	$(4,853,346)	$(2,669,344)
Foreign	69,021,377	42,191,832
	64,168,031	39,522,488

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the years ended December 31, 2014 and 2013:

	For the years ended December 31,
	2014	2013
US statutory rate	34%	34%
Foreign income not recognized in U.S.A.	(34)%	(34)%
China income tax	25%	25%
US loss not subject to PRC tax	1.9%	1.7%
Miscellanies and non-deductable expense	(0.7)%	1.6%
Effective tax rate	26.2%	28.3%

NOTE 8 - EARNINGS PER SHARE

As of December 31, 2014, Kingold had 294,000 warrants issued and outstanding in connection with the issuance of its common stock in public offerings. Of these warrants: 150,000 warrants were issued in 2011, with an exercise price of $3.25, and will expire on January 13, 2016; and 144,000 warrants were issued in 2011, with an exercise price of $3.99, and will expire on January 13, 2016. As of December 31, 2014, the warrants issued in 2011 were anti-dilutive because the exercise prices were higher than the average market price for the year ended December 31, 2014. Accordingly, such warrants are not included in weighted average shares calculation.

As of December 31, 2014, Kingold also had 3,130,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27, and will expire on October 31, 2021; 1,500,000 options were granted in 2011, with an exercise price of $2.59, and will expire on October 31, 2021; 1,300,000 options were granted in 2012, with an exercise price of $1.22, and will expire on January 9, 2022; 120,000 options were granted in 2012, with an exercise price of $1.49, and will expire on April 1, 2022; and 90,000 options were granted in 2013, with an exercise price of $1.18, and will expire on July 16, 2023. As of December 31, 2014, 1,300,000 options granted in 2012 and 90,000 options granted in 2013 were considered dilutive and were included in the weighted average shares-diluted calculation using the treasury stock method. The other options granted were anti-dilutive because the exercise prices were higher than the average market price for the year ended December 31, 2014. Accordingly, they are not included in weighted average shares calculation.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of basic and diluted net income per share:

	For the years Ended December 31,
	2014	2013

Net income	$47,331,977	$28,339,926

Weighted average number of common shares outstanding - Basic	65,918,768	63,495,520

Effect of dilutive securities:
Unexercised warrants and options	88,307	407,392

Weighted average number of common shares outstanding - Diluted	66,007,075	63,902,912

Earnings per share-Basic	$0.72	$0.45

Earnings per share-Diluted	$0.72	$0.44

NOTE 9 - EQUITY

On October 25, 2013, 400,000 shares were issued to Financial Buzz Media Networks LLC. $546,000 and $182,000 stock compensation expense was recognized in connection with this transaction for the years ended December 31, 2014 and 2013, respectively.

On January 10, 2014, the Company entered into a consulting agreement with Sailesh C. Barchha (the “Consulting Agreement”) to assist the Company in expanding into the international market. Pursuant to the terms of the Consulting Agreement, the Company has entered into a joint venture agreement with Kuwait Support Services Company W.L.L., or KSS, a major multi-business group headed by His Excellency Sheikh Ameer Al Sabah of Kuwait. In connection with such joint venture with KSS, Mr. Barchha will provide certain management consulting and financial advisory services to the Company over a two year term from January 10, 2014 to January 9, 2016. In exchange for such services, the Company has issued to Mr. Barchha an aggregate of 1,000,000 shares of common stock of the Company on January 14, 2014. The fair value of this common stock compensation is based on the closing stock price on the date at which the 1,000,000 shares were granted. $1,760,000 of stock compensation expense was recognized for the year ended December 31, 2014, of which $660,000 of stock compensation expense was recognized for the year of 2014. The Company wrote off $1,100,000 of prepaid expenses as stock compensation expense recorded as of December 31, 2014, because the consulting service was completed in 2014. There was not much activities in this joint venture arrangement in 2014.

On June 17, 2014, the Company issued a press release announcing that the Board of Directors of the Company approved a special cash dividend of US$0.08 per share of common stock. The total amount of approximately US$5.3 million cash dividend was paid in August 2014.

For the year ended December 31, 2014, the Company issued 10,040 shares for the exercise of the warrants (see Note 10 — Warrants).

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - WARRANTS

Following is a summary of the status of warrant activities as of December 31, 2014:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2014	1,417,778	$1.74	0.86
Granted
Forfeited	(1,113,738)	$1.21
Exercised	(10,040)	$0.996
Outstanding, December 31, 2014	294,000	$3.61	0.63

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

For options issued prior to January 1, 2012, the compensation expense of $441,754 and $441,754 were recorded as part of operating expense-stock compensation for the 1,620,000 options above for the years ended December 31, 2014 and 2013, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $379,109 and $379,109 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the years ended December 31, 2014 and 2013, respectively.

On April 1, 2012, the Company granted 120,000 options with an exercise price of $1.49 to its Chief Financial Officer (“CFO”) per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every three months starting from grant date for the one year service period from April 1, 2012. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967. Since the service period from April 1, 2012 to April 1, 2013, $0 and $42,742 were recorded as part of operating expense-stock compensation for the 120,000 options above for the years ended December 31, 2014 and 2013, respectively.

On April 3, 2013, the Compensation Committee of the Company’s Board of Directors approved a grant to the Company’s CFO of 360,000 shares of common stock. The Company recorded a total of $475,400 as share-based compensation for the year ended December 31, 2013.

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $23,117 and $11,557 were recorded as part of operating expense-stock compensation for the 90,000 options above for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had 2,570,000 outstanding vested stock options with a weighted average remaining term over 6.58 years. As of December 31, 2014, the Company had 560,000 unvested stock options with a weighted average remaining term over 6.66 years. Unrecorded stock-based compensation expense was $547,331 as of December 31, 2014.

The following table summarizes the Company’s stock option activity:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value
Outstanding, December 31, 2013	3,130,000	$1.93	7.66	3,727,830
Exercisable, December 31, 2013	1,849,375	$2.08	7.78	2,230,185

Granted
Forfeited
Exercised
Outstanding, December 31, 2014	3,130,000	$1.93	6.66	3,727,830
Exercisable, December 31, 2014	2,570,000	$2.03	6.58	3,079,941

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $16,052,999 and $14,660,013 as of December 31, 2014 and December 31, 2013, respectively. The cash balance held in the BVI bank accounts was $7,774 and $9,847 as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 and December 31, 2013, the Company held $61,986 and $274,016 of cash balances within the United States, of which $0 and $24,016 was in excess of FDIC insurance limits of $250,000 as of December 31, 2014 and December 31, 2013, respectively.

For the years ended December 31, 2014 and 2013, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the years ended December 31, 2014 and 2013. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the years ended December 31, 2014 or 2013.

NOTE 13 - GOLD LEASE TRANSACTIONS

1)	Gold lease transactions with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”)

On December 20, 2012, Wuhan Kingold entered into a gold lease agreement with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”) that became effective in January 2013, originally terminated on October 26, 2013 and extended to September 25, 2015 (the “Gold Lease Agreement”). Gold leased under the Gold Lease Agreement bears interest at a rate of approximately 6% per annum and is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased. The Company leased 676 kilograms of gold (valued at approximately RMB226 million or US$36 million) from CCB in January 2013. At the end of the lease, the Company will need to return 676 kilograms of gold to CCB. Wuhan Kingold received notification from CCB that the total credit line under the Gold Lease Agreement was increased in August 2013 to RMB400 million (approximately US$65.4 million), an increase of RMB150 million from the original credit line of RMB250 million. In September 2014, the credit line was extended to another 12 months. Wuhan Kingold used the increased credit line to lease roughly 575 kilograms of additional gold in the third quarter of 2013. In the third quarter of 2014, the Company returned 575 kilograms of gold to CCB. On December 18, 2013 and January 13, 2014 the Company returned 430 and 246 kilograms of gold to CCB, respectively. On January 14, 2014 and February 12, 2014, the Company leased additional 570 and 310 kilograms of gold, respectively, with aggregate market value of RMB218 million (approximately US$35.7 million). On January 14, 2015 and February 12, 2015, respectively, the Company extended the lease to another 12 months. On September 19, 2014 and September 25, 2014, the Company leased an additional 235 and 300 kilograms of gold, respectively, with aggregate market value of RMB129 million (approximately US$21.1 million), based on the Gold Lease Agreement. On December 29, 2014, the Company leased an additional 100,000 kilograms of gold, with aggregate market value of RMB24 million (approximately US$4 million), based on the Gold Lease Agreement.

At December 31, 2014, 1,515,000 grams of leased gold were outstanding and not yet returned to the Bank which is due in various months through out of 2015.

2)	Gold lease transactions with SPD Bank

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

On December 16, 2013, Wuhan Kingold leased an aggregate of 120 kilograms of gold with a market price of approximately RMB29.7 million (US$4.9 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB3 million (US$486,760) and pledge the amount to SPD Bank. This gold lease agreement has an initial term of approximately 12 months with a lease rate of 6% per annum. At the end of the leases, the Company returned 120 kilograms of gold to SPD Bank.

On January 2, 2014, Wuhan Kingold entered into a gold lease agreement with SPD Bank and leased an aggregate of 85 kilograms of gold with a market price of approximately RMB20.5 million (US$3.3 million) The lease has an initial term of approximately 12 months, and provides for an interest rate of 7.5% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB2 million (approximately US$324,507) and pledge the amount to SPD Bank. Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 7.5%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, the Company returned 85 kilograms of gold to SPD Bank.

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

On February 12, 2014, Wuhan Kingold entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank. In February 2014, Wuhan Kingold leased an aggregate of 320 kilograms of gold with a market price of approximately RMB81.7 million (US$13.4 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 4 months, and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB20.4 million (approximately US$3.3 million). Lease payments to SPD are due quarterly beginning in March 2014, and are calculated based on the stated annual rate of 6%, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased. At the end of the lease, the Company returned the 320 kilograms of gold to SPD Bank. On June 27, 2014, Wuhan Kingold leased an another aggregate of 320 kilograms of gold with a market price of approximately RMB84.4 million (US$13.7 million) from SPD Bank pursuant to separate lease agreements entered into under the Framework Agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB15.4 million (approximately US$2.5 million).

On July 18, 2014, the Company leased an additional 310 kilograms of gold (valued at approximately RMB81.4 million or approximately US$13.2 million) from Shanghai Pudong Development Bank. The lease has an initial term of approximately 12 months and provides for an interest rate of 6% per annum.

On October 22, 2014, the Company leased an additional 80 kilograms of gold (valued at approximately RMB19.8 million or approximately US$3.2 million) from Shanghai Pudong Development Bank. The lease has an initial term of approximately 12 months and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB15.8 million (approximately US$2.6 million) for the two leases signed in July and October, 2014.

On December 17, 2014 the Company leased an additional 120 kilograms of gold (valued at approximately RMB28.7 million or approximately US$4.7 million) from Shanghai Pudong Development Bank. The lease has an initial term of approximately 12 months and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB3.0 million (approximately US$0.5 million).

On December 18, 2014 the Company leased an additional 85 kilograms of gold (valued at approximately RMB 20.3 million or approximately US$3.3 million) from Shanghai Pudong Development Bank. The lease has an initial term of approximately 12 months and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB2.0 million (approximately US$0.3 million).

At December 31, 2014, 915,000 grams of leased gold were outstanding and not yet returned to the Bank which is due in various months through out of 2015.

KINGOLD JEWELRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3)	Gold lease transaction with CITIC Bank

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

At December 31, 2014, 650,000 grams of leased gold were outstanding and not yet returned to the Bank which is due in various months through out of 2015.

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

As of December 31, 2014 and December 31, 2013, 3,080 kilograms and 1,721 kilograms of leased gold, at the amount of $125.8 million and $83.7 million, respectively, will be returned within fiscal year 2015. Interest expense for the leased gold for the years ended, 2014 and 2013 was $7.1 million and $4.4 million, respectively, which was included in the cost of sales.

NOTE 14 - RELATED PARTY TRANSACTIONS

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

Future payment commitments under the purchase agreement of “Kingold Jewelry Cultural Industry Park” amounted to RMB 608.5 million (US$99 million). See Note 5 “Deposit on Land Use Right.”

Guarantee

In March and May 2014, the Company guaranteed payment to a nonrelated third party, Wuhan Hengtong Weibang Trading LTD Co. (“Wuhan Hengtong”), for RMB68 million (approximately US$11.1 million) in bank loans (the “Guarantee”). Such Guarantee will terminate in May 2015 when the guaranteed agreement expires.

On September 6, 2013, the Company guaranteed payment to a nonrelated third party, Wuhan Hengtong Weibang Trading LTD Co. (“Wuhan Hengtong”), for RMB20 million (approximately US$3.2 million) in bank loans (the “Guarantee”). Wuhan Hengtong despoited RMB8 million with the Company as the collateral. Such Guarantee will terminate upon payment and/or cancellation of the obligation once it is repaid. A payment by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the Guarantee. The Guarantee expired in September 2014. The Company refunded the deposit of RMB8 million to Wuhan Hengtong in September 2014.

NOTE 16 – SUBSEQUENT EVENTS

On February 9, 2015, Wuhan Kingold received a Notice of Acceptance of Registration (the “Acceptance”) from the PRC’s National Association of Financial Market Institutional Investors (the “NAFMII”), registering the issuance of up to RMB 750 million (approximately US$120 million) of debt financing instruments by Wuhan Kingold pursuant to a Non-Public Oriented Debt Financing Instruments Private Placement Agreement, by and among Wuhan Kingold, Shanghai Pudong Development Bank Co., Ltd (“Pufa Bank”) and the other institutional investors named therein (together with Pufa Bank, the “Investors”), dated July 21, 2014 (the “Private Placement Agreement”). Such Private Placement Agreement became valid upon the Acceptance. In connection with the Private Placement Agreement, Wuhan Kingold and Pufa Bank entered into an Underwriting Agreement dated August 12, 2014, appointing Pufa Bank as the lead underwriter and bookkeeping manager for the issuance of the debt securities. The debt financing program is intended to operate similar to a commercial paper program. Under the program, Wuhan Kingold may issue the debt securities at any time within two years from the date of the Acceptance, with the initial issuance completed within six months from the date of the Acceptance. Wuhan Kingold is required to report any issuance to the NAFMII. The Private Placement Agreement provides that the Investors are entitled to, but are not required to, participate in any issuance, and prohibits using the proceeds from any issuance of debt securities for real estate and equity acquisition transactions. The total amount of the first phase issuance will be RMB 400 million (approximately US$64 million), and will be secured by certain gold or gold products held by Wuhan Kingold. The total amount of the second phase issuance will be RMB 350 million (approximately US$56 million), and will be secured by certain real property and construction in progress (including the Kingold Jewelry Cultural Industry Park). In connection with the foregoing, Wuhan Kingold and Pufa Bank have entered into a Credit Agent Agreement (the “Credit Agent Agreement”), pursuant to which Pufa Bank serves as the agent of the holders of the debt securities. Zhihong Jia, Chairman and Chief Executive Officer of the Company, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement. In March 2015, Wuhan Kingold completed the first RMB400 million issuance under the Private Placement Agreement.

On March 5, 2015, the Company entered into a gold lease agreement with CITTC Bank to lease additional 150 kilograms of gold (valued at approximately RMB 36.8 million or approximately US$6.0 million). The lease has initial term of one month and provides an interest rate of 6% per annum. The Company is required to deposit cash into an account at CITTC Bank equal to RMB 8.0 million (approximately US$1.3 million).

The Company continues to seek favorable additional financing to meet its capital requirements to fund its operations and growth plans in the ordinary course of business.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS

(IN U.S. DOLLARS)

(Unaudited)

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$61,986	$274,016
Other current assets and prepaid expenses	500	546,000
Total current assets	62,486	820,016

OTHER ASSETS
Investment in subsidiaries	258,866,245	214,333,066
Total other assets	258,866,245	214,333,066
TOTAL ASSETS	$258,928,731	$215,153,082

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables and accrued expenses	$689,257	$252,257
Total current liabilities	689,257	252,257

TOTAL LIABILITIES	689,257	252,257

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2014 and December 31, 2013	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 65,963,502 and 64,953,462 shares issued and outstanding as of December 31, 2014 and December 31, 2013	65,963	64,953
Additional paid-in capital	79,460,175	76,847,205
Retained earnings
Unappropriated	163,002,075	120,946,375
Appropriated	967,543	967,543
Accumulated other comprehensive income	14,743,718	16,074,749
Total stockholders' equity	258,239,474	214,900,825
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$258,928,731	$215,153,082

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

(Unaudited)

	For the years ended December 31,
	2014	2013

OPERATING EXPENSES
Selling, general and administrative expenses	$(1,703,367)	$(1,136,780)
Stock compensation expenses	(3,149,980)	(1,532,563)
Total operating expenses	(4,853,347)	(2,669,343)

EQUITY INCOME OF SUBSIDIARIES	52,185,324	31,009,269

NET INCOME	47,331,977	28,339,926
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(1,331,031)	5,820,020
COMPREHENSIVE INCOME	$46,000,946	$34,159,946

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

(Unaudited)

	For the years ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,331,977	$28,339,926
Adjusted to reconcile net loss to cash used in
Share based compensation for services	3,149,980	1,532,563
Income from subsidiaries	(46,410,211)	(31,009,269)
Changes in operating assets and liabilities
(Increase) decrease in:
Other current assets and prepaid expenses	545,500	(546,000)
Increase (decrease) in:
Other payables and accrued expenses	437,000	249,284
Net cash used in operating activities	5,054,246	(1,433,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment made on investment in subsidiaries	-	(15,425,282)
Net cash used in investing activities		(15,425,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend paid	(5,276,277)	-
Net proceeds from exercise of warrants	10,000	4,600,400
Net proceeds from stock issuance	-	12,522,000
Net cash provided by financing activities	(5,266,276)	17,122,401

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(212,030)	263,623

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	274,016	10,393

CASH AND CASH EQUIVALENTS, END OF YEAR	$61,986	$274,016

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

NOTES TO SCHEDULE 1

1. Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

2. Restricted net assets

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Kingold Jewerly, Inc. exceed 25% of the consolidated net assets of Kingold Jewerly, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, a significant portion of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

3. Equity Transactions

On October 25, 2013, 400,000 shares were issued to Financial Buzz Media Networks LLC. $546,000 and $182,000 stock compensation expense was recognized in connection with this transaction for the years ended December 31, 2014 and 2013, respectively.

On January 10, 2014, the Company entered into a consulting agreement with Sailesh C. Barchha (the “Consulting Agreement”) to assist the Company in expanding into the international market. Pursuant to the terms of the Consulting Agreement, the Company has entered into a joint venture agreement with Kuwait Support Services Company W.L.L., or KSS, a major multi-business group headed by His Excellency Sheikh Ameer Al Sabah of Kuwait. In connection with such joint venture with KSS, Mr. Barchha will provide certain management consulting and financial advisory services to the Company over a two year term from January 10, 2014 to January 9, 2016. In exchange for such services, the Company has issued to Mr. Barchha an aggregate of 1,000,000 shares of common stock of the Company on January 14, 2014. The fair value of this common stock compensation is based on the closing stock price on the date at which the 1,000,000 shares were granted. $1,760,000 of stock compensation expense was recognized for the year ended December 31, 2014, of which $660,000 of stock compensation expense was recognized for the nine months ended September 30, 2014. The Company wrote off $1,100,000 of prepaid expenses as stock compensation expense recorded as of December 31, 2014, because the consulting service was completed in 2014.

On June 17, 2014, the Company issued a press release announcing that the Board of Directors of the Company approved a special cash dividend of US$0.08 per share of common stock. The total amount of approximately US$5.3 million cash dividend was paid in August 2014.

For the year ended December 31, 2014, the Company issued 10,040 shares for the exercise of the warrants (see Note 10 — Warrants).

4. Subsequent Events

On February 9, 2015, Wuhan Kingold received a Notice of Acceptance of Registration (the “Acceptance”) from the PRC’s National Association of Financial Market Institutional Investors (the “NAFMII”), registering the issuance of up to RMB 750 million (approximately US$120 million) of debt financing instruments by Wuhan Kingold pursuant to a Non-Public Oriented Debt Financing Instruments Private Placement Agreement, by and among Wuhan Kingold, Shanghai Pudong Development Bank Co., Ltd (“Pufa Bank”) and the other institutional investors named therein (together with Pufa Bank, the “Investors”), dated July 21, 2014 (the “Private Placement Agreement”). Such Private Placement Agreement became valid upon the Acceptance. In connection with the Private Placement Agreement, Wuhan Kingold and Pufa Bank entered into an Underwriting Agreement dated August 12, 2014, appointing Pufa Bank as the lead underwriter and bookkeeping manager for the issuance of the debt securities. The debt financing program is intended to operate similar to a commercial paper program. Under the program, Wuhan Kingold may issue the debt securities at any time within two years from the date of the Acceptance, with the initial issuance completed within six months from the date of the Acceptance. Wuhan Kingold is required to report any issuance to the NAFMII. The Private Placement Agreement provides that the Investors are entitled to, but are not required to, participate in any issuance, and prohibits using the proceeds from any issuance of debt securities for real estate and equity acquisition transactions. The total amount of the first phase issuance will be RMB 400 million (approximately US$64 million), and will be secured by certain gold or gold products held by Wuhan Kingold. The total amount of the second phase issuance will be RMB 350 million (approximately US$56 million), and will be secured by certain real property and construction in progress (including the Kingold Jewelry Cultural Industry Park). In connection with the foregoing, Wuhan Kingold and Pufa Bank have entered into a Credit Agent Agreement (the “Credit Agent Agreement”), pursuant to which Pufa Bank serves as the agent of the holders of the debt securities. Zhihong Jia, Chairman and Chief Executive Officer of the Company, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement. In March 2015, Wuhan Kingold completed the first RMB400 million issuance under the Private Placement Agreement.

On March 5, 2015, the Company entered into a gold lease agreement with CITTC Bank to lease additional 150 kilograms of gold (valued at approximately RMB 36.8 million or approximately US$6.0 million). The lease has initial term of one month and provides an interest rate of 6% per annum. The Company is required to deposit cash into an account at CITTC Bank equal to RMB 8.0 million (approximately US$1.3 million).

The Company continues to seek favorable additional financing to meet its capital requirements to fund its operations and growth plans in the ordinary course of business.

