Form 10-K/A
period 2014-12-31
KINGOLD JEWELRY, INC.
filed 2015-04-30
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of April 25, 2015 was 65,963,502.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Kingold Jewelry, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2015 (the “Original Form 10-K”), solely to set forth information required by Part III of Form 10-K because the Company will not file its definitive proxy statement containing such information within 120 days after the end of its fiscal year ended December 31, 2014. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Form 10-K has been amended solely to include as exhibits new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Amendment. This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than as described above. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments referenced above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the Original Form 10-K.

TABLE OF CONTENTS

	Part III
Item 10.
	Directors, Executive Officers and Corporate Governance	1
Item 11.
	Executive Compensation	4
Item 12.
	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.
	Certain Relationships and Related Transactions, and Director Independence	11
Item 14.
	Principal Accounting Fees and Services	12

	Part IV
Item 15.
	Exhibits, Financial Statement Schedules	13

SIGNATURES		14

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of the date of this Amendment the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the board of directors, or the Board, and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name	Age	Position
Zhihong Jia	53	Chief Executive Officer and Chairman of the Board
Bin Liu	44	Chief Financial Officer and Secretary
H. David Sherman	67	Independent Director
Jun Wang	41	General Manager and Director
Guang Chen	36	Independent Director
Zhonghong Fu	47	Independent Director

ZHIHONG JIA

Mr. Jia has served as our chief executive officer and chairman of our Board since the consummation of our December 2009 reverse acquisition transaction. Mr. Jia also co-founded Wuhan Kingold, our contractually controlled affiliate and has served as its chief executive officer and chairman since its establishment in 2002. Mr. Jia has also served vice president of the Gems and Jewelry Trade Association of China since November 2005. Mr. Jia served in the rear supply service department of the People’s Liberation Army in Guangzhou and Wuhan, and was responsible for managing gold mines owned by the Army. Mr. Jia graduated from Wuhan University in 2004 with a graduate EMBA certificate.

Mr. Jia was elected to the Board due to his extensive operational and industry experience, as well as his committed service to the company as our chairman and chief executive officer, along with his knowledge of and deep genuine interest in our company and the industry.

BIN LIU

Mr. Liu has served as our chief financial officer since April 2010. Mr. Liu has more than 18 years of experience in the financial markets and in bridging business between the US and China. From July 2004 through March 2010, Mr. Liu served as a vice president of Citigroup’s Financial Institution Cards business where he had full financial responsibility of a $2 billion business. He has also played critical roles in the development of Citigroup’s franchise development in the US. From 1993 through 2002, Mr. Liu worked for the China’s Ministry of Commerce (MOFCOM), promoting bilateral business and investment between the US and China. Mr. Liu graduated from Shanghai Institute of Foreign Trade with a bachelor’s degree in International Business in 1993 and graduated from the Kellogg School at Northwestern University with a Master of Business Administration in 2004.

H. DAVID SHERMAN

Mr. Sherman has served as one of our directors since February 1, 2011. Mr. Sherman has served as chairman of the Audit Committee and a member of the Compensation and Nominating Committees of our Board since February 2011. Mr. Sherman is a U.S. Certified Public Accountant. From January 2010 to March 2012, he served as a director and chair of the Audit Committee of China HGS Real Estate Inc., a Nasdaq listed company that engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties in mainland China. From February 2012 to September 2014, Mr. Sherman was on the Board of Directors of AgFeed Industries, Inc. (FEED) and served as chairman of the Audit and Compensation Committees. From 2007 through 2008, Mr. Sherman was a director and chair of Audit Committee of China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. Mr. Sherman is a Professor of Accounting at Northeastern University D’Amore McKim School of Business. From 1980 through 1985, Mr. Sherman was on the faculty of the MIT Sloan School of Management, and was Adjunct Professor of INSEAD (France) from 1999 – 2002 and Adjunct Professor of Tufts Medical School, Department of Public Health from 1997 – 2006. He also served as an Academic Fellow at the Securities and Exchange Commission from 2004 through 2005. Mr. Sherman received his Doctorate and MBA from Harvard Business School, and a Bachelor of Arts degree in Economics from Brandeis University.

Mr. Sherman was elected to the Board due to his financial and accounting expertise, including his qualifications as an Audit Committee financial expert, as well as his performance as one of our independent directors.

JUN WANG

Mr. Wang has served as one of our directors since June 16, 2014 and as our general manager since May 1, 2014. Mr. Wang has worked at Wuhan Kingold since 2003 as a gold investment analyst, and has successively served as the manager of the purchase department, the manager of the investment department, the assistant general manager and as the vice general manager of Wuhan Kingold. From 2000 to 2002, Mr. Wang worked at Hubei Mailyard Group Company and led its network information management and website development. From 1997 to 2000, Mr. Wang worked at MODISH C'BONS Cosmetics Company and led its network information management and logistics management. Mr. Wang graduated with a Bachelors Degree from the Computer Engineering Department of Central China Normal University in 1997 where he majored in software development and application.

Mr. Wang was elected to the Board due to his 11 years of working experience both within the gold jewelry industry and at Wuhan Kingold, his experience and involvement with the company, as well as his deep understanding of the gold jewelry industry and abundant experience in the management of industrial production technology and business management.

GUANG CHEN

Mr. Chen has served as one of our directors since June 16, 2014. Mr. Chen is also a member of the Audit, Compensation and Nominating Committees. Mr. Chen has worked at China Merchants Securities Co., Ltd. Investment Bank since 2007. Mr. Chen has extensive banking experience as well as experience with public companies and in capital markets within China. From 2007 to 2009, Mr. Chen worked in the Supervision Department of the China Securities Regulatory Commission. From 2006 to 2007, Mr. Chen worked in the Supervision Department of the Tianjin Securities Regulatory Bureau. Mr. Chen graduated from the Xian University of Architecture and Technology in 2007, from which he earned a Bachelors Degree in Accounting and a Masters of Business Administration. Mr. Chen also holds a postgraduate Master’s Degree in Economics from Nankai University, from which he graduated in 2007.

Mr. Chen was elected to the Board due to his extensive banking and public company experience.

ZHONGHONG FU

Mr. Fu has served as one of our directors since October 27, 2014. Mr. Fu is also a member of the Audit Committee, the Nominating Committee and the Chairman of the Compensation Committee. Since 2006, Mr. Fu has been the Partner-in-Charge of the Shanghai Branch of Fortune Venture Capital Co. Ltd. From 2003 to 2006, Mr. Fu was the IT Investment Director of Guangzhou Technology Review Investment Co., Limited. Prior to joining Guangzhou Technology Review Investment Co., he was the Investment Manager of Guangdong Technical Transformation Investment Co., Limited from 1997 to 2003. Mr. Fu received a Master in Business Administration from Jinan University.

Mr. Fu was elected to the Board due to his rich experience in investment and networking with fund managers.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

There are no family relationships among our directors and executive officers.

Board of Directors

Our board of directors currently consists of five directors. The size of the board of directors will be increased from five to seven upon the closing of the sale of a $15.0 million aggregate principal amount 6.0% Senior Secured Convertible Note due 2018 (the “Note”), pursuant to that certain Convertible Note Purchase Agreement, dated April 2, 2015, or the Purchase Agreement, between the Company and Fidelidade – Companhia de Seguros, S.A., a company duly incorporated and existing under the laws of Portugal and a majority-owned subsidiary of Fosun International Limited, or the Investor. The Board has decided to appoint XiaoFeng Lu and Min Zhou to fill such newly created vacancies effective immediately upon the closing of the sale of the Note. The Board also determined to appoint Mr. Lu to the Audit Committee and Ms. Zhou to the Compensation Committee, each to be effective immediately upon appointment to the Board. Mr. Lu was designated by the Investor pursuant to the Purchase Agreement.

XIAOFENG LU

Mr. Lu, age 44, is currently Executive General Manager of Fosun Financial Group, a position he has held since March 2013. Prior to joining Fosun, Mr. Lu served as Chief Investment Officer for ZH Asset Company from July 2010 through October 2012. From February 2009 through May 2010, Mr. Lu served as a general manager of the research division of CPIC insurance company. Mr. Lu received a Ph.D. in World Economics from Fudan University, a Master’s in Accounting from Liaoning University and a Bachelor’s degree in Statistics & Operational Research from Fudan University. Mr. Lu is also a certified public accountant in China.

Mr. Lu’s depth of experience in investment and finance led the Board to conclude he is qualified to serve on the Board.

MIN ZHOU

Ms. Zhou, age 42, is currently Vice President of Shanghai Yuyuan Jewelry (Group), Ltd., a position she has held since January 2014. From May to December 2013, Ms. Zhou served as Vice President. From January 2000 to April 2013, Ms. Zhou was Vice General Manager of Shanghai Lao Miao Jewelry Co., Ltd. Ms. Zhou received a Bachelor’s degree in Economics from East China Normal University.

Ms. Zhou’s extensive industry experience led the Board to conclude she is qualified to serve on the Board.

Director Independence

In accordance with the current listing standards of The NASDAQ Stock Market, our Board, on an annual basis, affirmatively determines the independence of each director or nominee for election as a director. Our Board has determined that three of our current directors, Messrs. Sherman, Chen and Fu are “independent directors” as defined under the NASDAQ Rules, constituting a majority of independent directors of our Board as required by the corporate governance rules of NASDAQ. In making these determinations, our Board has concluded that none of those members has an employment, business, family or other relationship that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Audit Committee

Messrs. Sherman, Chen and Fu currently serve on the Audit Committee, which is chaired by Mr. Sherman. Our Audit Committee falls within the definition of “Audit Committee” under Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act. In addition to meeting The NASDAQ Stock Market’s tests for director independence, directors serving on our Audit Committee must meet two basic criteria set forth in the rules promulgated by the SEC. First, Audit Committee members are barred from accepting, directly or indirectly, any consulting, advisory or other compensatory fee from us or any affiliate of us, other than in the member’s capacity as a member of our Board and any Board committee. Second, a member of our Audit Committee may not be an affiliated person of us or any subsidiary of us, apart from his or her capacity as a member of our Board and any Board committee. Our Board has determined that each member of our Audit Committee meets these independence requirements, in addition to the independence criteria established by The NASDAQ Stock Market. Our Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board has determined Mr. Sherman is an “Audit Committee financial expert,” as defined in Item 407(d) of Regulation S-K. Our Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with The NASDAQ Stock Market requirements, discusses policies with respect to risk assessment and risk management. Our Audit Committee’s primary duties and responsibilities include:

•	reviewing the financial reports provided by us to the SEC, our shareholders or to the general public;

•	reviewing our internal financial and accounting controls;

•	recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations;

•	overseeing the appointment, compensation and evaluation of the qualifications and independence of our independent auditors;

•	overseeing our compliance with legal and regulatory requirements;

•	overseeing the adequacy of our internal controls and procedures to promote compliance with accounting standards and applicable laws and regulations;

•	engaging advisors as necessary; and

•	determining the funding from us that is necessary or appropriate to carry out the Audit Committee’s duties.

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

Based solely upon a review of the copies of such forms furnished to us or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements were timely as of the date of this report, except a Form 3 for Jun Wang that was inadvertently filed outside of the time frame prescribed by section 16.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The most recent version is available on the Investor Relations section of our website at www.kingoldjewelry.com . The information contained on our website is not incorporated by reference into this report. If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means required by applicable law.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation of Named Executive Officers

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2014 and 2013, respectively.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (1)	All other compensation	Total
Zhihong Jia Chief Executive Officer	2014	$175,000	$—	$—	$—	$—	$175,000
	2013	$175,000	$—	$—	$—	$—	$175,000

Bin Liu Chief Financial Officer (2)	2014	$135,000	$—	$—	$—	$—	$135,000
	2013	$135,000	$—	$475,400	$—	$—	$610,400

Jun Wang General Manager (3)	2014	$15,610	$—	$—	$—	$—	$15,610
	2013	$—	$—	$—	$—	$—	$—

(1)	The amounts in this column were calculated based on the grant date fair value of stock options computed using the Black-Scholes model, in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in determining fair value using the Black-Scholes pricing model, see Note 11, “Options” to our audited consolidated financial statements included in our Original Form 10-K. The Company did not gran any Option Awards to its executive officers in 2013 and 2014.

(2)	On April 3, 2013, the Compensation Committee of the Company’s Board of Directors approved a grant to the Company’s Chief Financial Officer (“CFO”) of 360,000 shares of common stock for renewing a three year contract.

(3)	Mr. Wang was appointed as General Manager effective May 1, 2014.

Pursuant to the terms of the employment agreements that Messrs. Jia and Liu have with us, both executives are compensated by us for services provided to us and our subsidiaries, including Wuhan Kingold Jewelry Company Limited, or Wuhan Kingold and Wuhan Vogue- Show Jewelry Co., Inc., or Vogue Show. Pursuant to the terms of the employment agreement that Mr. Wang has with Wuhan Kingold, Mr. Wang is compensated by Wuhan Kingold for services provided to Wuhan Kingold, as well as its affiliates, including us and Vogue Show.

Employment Agreements

We have entered into employment agreements with our senior executive officers, as described below. Copies of these employment agreements are filed with the Securities and Exchange Commission as exhibits to our registration statements, annual reports and other filings under applicable rules. Our Board may adjust base salaries annually to reflect increases in the cost of living, but it has not done so to date. An executive’s base salary may also be increased if the executive’s workload substantially increases as a result of our business expansion. In addition, an executive’s base salary may be correspondingly adjusted if the salaries of all of our other employees are adjusted.

Zhihong Jia.  We have entered into an employment agreement with Zhihong Jia, our chief executive officer for a term of three years. Pursuant to the employment agreement, Mr. Jia will receive annual compensation equal to $175,000. In addition, Mr. Jia’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee.

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

We may terminate Mr. Jia’s employment agreement with cause (as defined in his employment agreement) at any time with three months written notice. If we dismiss Mr. Jia without cause (as defined in his employment agreement), or if he terminates his employment for good reason (as defined in his employment agreement), we will pay him the product of his monthly base salary and the number of years the executive was employed pursuant to his employment agreement plus twelve. If Mr. Jia terminates his employment other than for good reason, he will be entitled to a contribution bonus in an amount determined by us and approved by our Board. A contribution bonus shall not exceed the product of Mr. Jia’s monthly base salary and the number of years the executive was employed pursuant to his employment agreement plus ten. If Mr. Jia’s employment agreement expires in accordance with its term without earlier termination or extension, he will be eligible to receive an amount equal to twelve months’ base salary.

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

Bin Liu.  We entered into an employment agreement with Bin Liu, our CFO, effective April 1, 2010, for a term of three (3) years, which was subsequently amended on January 7, 2011. Pursuant to that agreement, Mr. Liu received annual compensation equal to $135,000. In addition, Mr. Liu was entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. Under the agreement, as amended, upon the first and second anniversary of his employment, Mr. Liu received an equity grant on each of April 1, 2011 and April, 1, 2012 of an option to purchase 120,000 shares of our common stock. Each annual option grant vests quarterly at a rate of 30,000 options at the end of each three month period of employment. Mr. Liu’s agreement was also amended to provide him with an increased relocation package of up to $150,000 given the additional and significant cost of living and related expenses Mr. Liu was to incur upon his relocation from Illinois to our New York office. In addition, Mr. Liu agreed that, during his employment with us and for a period of one (1) year thereafter, he would not directly or indirectly employ, solicit, or induce for employment or in any other fashion hire any of the senior management of the Company. Mr. Liu also agreed to a non-compete clause whereby he agreed not engage or assist others to engage in the business of designing and manufacturing gold jewelry for a one (1) year period following the end of his employment with us. This employment agreement terminated on April 1, 2013 in accordance with its terms and on April 2, 2013, we entered into a new employment agreement with Mr. Liu on substantially the same terms.

Mr. Liu’s new employment agreement is for a three (3) year term, and is retroactively effective to April 2, 2013 and terminates on April 2, 2016, unless terminated early by either party as provided in the agreement. Pursuant to the agreement, Mr. Liu will receive annual compensation equal to $135,000, and is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In addition, we granted Mr. Liu 360,000 shares of our common stock pursuant to our 2011 Stock Incentive Plan. Mr. Liu also agreed to both a non-solicit and non-compete clause while employed and for a one (1) year period following the end of his employment.

We may terminate Mr. Liu’s employment agreement at any time without cause upon thirty (30) days’ notice and the payment to Mr. Liu of a lump amount equal to three (3) months’ salary which shall be paid upon termination. Mr. Liu may effect a voluntary termination of his employment agreement at any time upon sixty (60) days’ notice to us, however, in such event no additional compensation will be due to Mr. Liu. We have the right to terminate Mr. Liu’s employment agreement for cause (as defined in his employment agreement), in which event we will not have any further obligations or liability to Mr. Liu under his employment agreement subsequent to the actual date of termination.

Jun Wang.  Effective as of May 1, 2014, our subsidiary, Wuhan Kingold, has entered into an employment agreement with Jun Wang to serve as general manager for a term of five (5) years, unless terminated early by either party as provided in the agreement. Pursuant to the employment agreement, Mr. Wang will receive monthly compensation equal to RMB 12,000. We may terminate the employment agreement with Mr. Wang for cause (as described in his employment agreement), provided that we should inform the labor union of such cause of termination. In the event that Mr. Wang, due to sickness or injury inflicted off the job, cannot resume his work after specified period of medical treatment, or is unqualified after training or a job adjustment, or in the event that the objective conditions on which the employment agreement is based have materially changed to the extent that it is impossible to perform the employment agreement while we and Mr. Wang cannot reach an agreement to amend the employment agreement to reflect the changed conditions, we may terminate the employment agreement by providing thirty (30) days’ notice, or pay additional one-month salary to Mr. Wang, subject to certain exceptions provided in the employment agreement.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table includes certain information with respect to all equity awards that remain outstanding as of December 31, 2014 for our named executive officers.

Name	Options Granted Year	Total Number of Securities Underlying Options Granted		Option Exercise Price ($)	Option Start Date	Option Expiration Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Unexercised Options

Zhihong Jia	2011	360,000	(1)(2)	2.59	3/24/2011	3/23/2021	337,500	22,500
	2012	300,000	(6)	1.22	1/9/2012	1/9/2022	206,250	93,750
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-

Bin Liu	2011	30,000	(1) (3)	2.59	3/24/2011	3/23/2021	30,000	-
	2011	90,000	(1)(2)	2.59	3/24/2011	3/23/2021	84,375	5,625
	2011	120,000	(1)(2)	2.27	4/1/2011	4/1/2021	120,000	-
	2012	120,000	(4)(5)	1.49	4/1/2012	4/1/2022	120,000	-
	2012	110,000	(6)	1.22	1/9/2012	1/9/2022	75,625	34,375
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-

Jun Wang	2014	-		-	-	-	-	-

(1)	Award was granted on March 24, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011.

(2)	The options under the award vest as follows: 25% of the options will become exercisable on the first anniversary of March 24, 2011 and 6.25% of the options will become exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011.

(3)	The options vested on the three month anniversary of March 24, 2011.

(4)	Award was granted on April 1, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011. The options under the award vested or will vest as follows: 30,000 options vest every three months following April 1, 2011 until all options have vested.

(5)	Award was granted on April 1, 2012. The options under the award vested or will vest as follows: 30,000 options vest every 3 months following April 1, 2012 until all options have vested.

(6)	The options under the award vest as follows: 25% of the options will become exercisable on the first anniversary of January 9, 2012 and 6.25% of the options will become exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our Compensation Committee. Although we do not have a formal broad based bonus plan, we may award bonuses on case-by-case basis depending on the terms of specific of employment agreements and other arrangements based on our financial performance as well as the executive’s performance which are determined by the Board in its sole discretion. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Compensation Committee.

As of the date of this report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

Director Compensation

The following table sets forth a summary of our non-employee directors’ compensation for fiscal year 2014. Mr. Zhihong Jia, our Chairman and Chief Executive Officer, Mr. Bin Zhao, our former General Manager, and Mr. Jun Wang, our current General Manager, also served on our Board in 2014 or during part of 2014. However, each person did not receive any compensation for his board service beyond the compensation he received as an employee of the Company.

Director Compensation — Fiscal Year 2014

Name	Fees Earned or Paid in Cash	Option Awards	Total
	($)(1)	($)(2)	($)

Hai Xiao Xu (3)	-	-	-

Bin Nan Zhang (4)	-	-	-

H. David Sherman	72,000	-	72,000

Guang Chen (5)	-	-	-

Zhonghong Fu (6)	-	-	-

Note: No Options Awards were granted in 2014

(1)	Represents the amounts of all fees earned or paid in cash for services as a director in 2014. Our director compensation program is described in more detail below.
(2)	The amounts in this column were calculated based on the grant date fair value of stock options computed using the Black-Scholes model, in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in determining fair value using the Black-Scholes pricing model, see Note 11, “Options” to our audited consolidated financial statements included in our Original Form 10-K.
(3)	Hai Xiao Xu ceased to be a member of the Board on June 16, 2014.
(4)	Bin Nan Zhang ceased to be a member of the Board on October 27, 2014.
(5)	Guang Chen became a member of the Board on June 16, 2014.
(6)	Zhonghong Fu became a member of the Board on October 27, 2014.

Our non-employee directors held the following outstanding option awards as of December 31, 2014:

Name	Outstanding Option Awards
H. David Sherman	60,000
Guang Chen	-
Zhonghong Fu	-

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings. We have agreed to pay H. David Sherman a total of $72,000 per annum for his service on the Board. The Company initially adopted a policy to pay the other non-employee directors RMB 45,000 per annum but such directors waived any such compensation payments in 2014. Given that Mr. Sherman is chair of our Audit Committee (and Audit Committee financial expert), the Board determined that such additional compensation for Mr. Sherman was commensurate such additional responsibilities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of April 25, 2015, by:

•	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 65,963,502 shares of our common stock outstanding as of April 25, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of April 25, 2015 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 25, 2015 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Kingold Jewelry, Inc., 15 Huangpu Science and Technology Park, Jiang’an District, Wuhan, Hubei Province, PRC 430023.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Directors and Named Executive Officers:
Zhihong Jia(1)	16,205,194	24.4%
H. David Sherman(2)	68,438	*
Bin Liu(3)	802,500	1.2%
Jun Wang	380,103	*
Guang Chen	—	0.0%
Zhonghong Fu	46,448	*
All Officers and Directors as a Group (total of six persons)	17,502,683	26.1%
5% Stockholders:
Famous Grow Holdings Limited(4)(5)	15,925,943	24.1%
Ng, Shik Yau (6)(7)	3,800,000	5.8%

*	less than 1%

(1)	Includes (i) 15,350,194 shares of which the beneficial ownership or the right to control can be acquired by Zhihong Jia pursuant to a December 23, 2009 Call Option Agreement in which the shares can be acquired from Famous Grow Holdings Limited, (ii) 270,000 buyback shares, and (iii) options to purchase 360,000 shares at $2.59 per share that vested and became exercisable on March 24, 2012, (iv) options to purchase 225,000 shares at $1.22 per share that vested and became exercisable on January 9, 2014 and April 9, 2014, respectively.

(2)	Includes (i) options to purchase 11,250 shares at $2.59 per share that vested and became exercisable on March 24, 2012 and (ii) options to purchase 8,438 shares at $1.22 per share that vested and became exercisable on January 9, and April 9, 2014, respectively.

(3)	Includes (i) options to purchase 30,000 shares at $2.59 per share that vested and became exercisable on June 24, 2011, (ii) options to purchase 90,000 shares at $2.59 per share that vested and became exercisable on March 24, 2012 and March 24, 2013 respectively, (iii) options to purchase 120,000 shares at $2.27 per share that vested and became exercisable on July 1, 2011, October 1, 2011, January 1, 2012, and April 1, 2012, respectively, (iv) options to purchase 120,000 shares at $1.49 per share that vested and became exercisable on July 1, 2012, October 1, 2012, January 1, 2013, and April 1, 2013, respectively, (v) options to purchase 82,500 shares at $1.22 per share that vested and became exercisable on January 9, and April 9, 2014, respectively, and (vi) awarded with 360,000 common shares awarded when renewed a three year employment agreement on April 3, 2013.

(4)	Address: ATC Trustees (BVI) Limited, 2 nd Floor, Abbott Building Road Tow, Tortola, British Virgin Islands.

(5)	Based upon Schedule 13D filed by Famous Grow Holdings Limited with the SEC on August 5, 2010. Pursuant to the 13D, Qian Lei may be deemed the beneficial owner of such shares.

(6)	Address: Flat A 9/F, 7 Mount Sterling, Mall Meifoo Sun Chuen, Kowloon, Hong Kong.

(7)	Based upon Schedule 13G filed by Ng, Shik Yau with the SEC on March 18, 2013. And based on the transfer of 1,100,000 warrants from Ng, Shik Yau to Wang, Jianhua on April 15, 2013.

Change in Control

We are not aware of any arrangements including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant, with the exception of the Call Option Agreement entered into by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) on December 21, 2009. Mr. Jia and Mr. Zhao together have the ability to acquire 100% of the shares of Famous Grow Holdings Limited, provided that they exercise their Call Option. Upon the exercise of such Call Option Agreement, if any, Mr. Jia and Mr. Zhao together would have the ability to control 15,925,943 shares of our common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have established procedures for identifying related parties and related party transactions, and for ensuring that any changes in the status of related parties are brought to the attention of the Board and management in a timely manner. For transactions with related parties in the ordinary course of business, such as customer sales, supply purchases, subcontracting or consulting services, we apply the same review and approval process as we would in the context of other commercial agreements. All such transactions with related parties are summarized and provided to our Audit Committee for review. For transactions with related parties outside the ordinary course of business, such as significant capital expenditures, capital raising activities and mergers and acquisitions, the transactions must be approved by our Audit Committee. The following is a summary of the related party transactions in which we are engaged.

On December 23, 2009, Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin), the sole shareholder of Famous Grow, entered into a call option agreement, as amended and restated, with Zhihong Jia and Bin Zhao, our former general manager and director, to comply with PRC regulations that restrict PRC residents from owning offshore entities like us in direct exchange for their shares in the PRC operating company and as an inducement to encourage them to provide services to Wuhan Kingold and our company. The call option does not include a vesting schedule and continued employment is not a condition to the call option. Under this call option agreement, as amended and restated, Fok Wing Lam Winnie granted to Zhihong Jia and Bin Zhao certain call options to acquire up to 100% of the shares of Famous Grow at an exercise price of $1.00, which is par value per share, or $0.001 per Famous Grow share, subject to any exercise notice at any time for a period of five years which was determined in an arm’s length negotiation between with the parties.

Vogue-Show initially entered into an Exclusive Management Consulting and Technical Support Agreement, as subsequently amended, with Wuhan Kingold on June 30, 2009, which agreement provides that Vogue-Show will be the exclusive provider of management consulting services to Wuhan Kingold, and obligated Vogue-Show to provide services to fully manage and control all internal operations of Wuhan Kingold, in exchange for receiving 95.83% of Wuhan Kingold’s profits. Following execution of the VIE agreements, as amended, on October 20, 2011, Wuhan Kingold and Vogue-Show amended this agreement and Wuhan Kingold is now obligated to pay 100% of its after-tax profits to Vogue-Show. Payments are made on a monthly basis under this agreement. The term of this agreement will continue until it is either terminated by mutual agreement of the parties or until such time as Vogue-Show shall acquire 100% of the equity or assets of Wuhan Kingold.

Our chairman and chief executive officer, Zhihong Jia, owns 55.3% of the equity interest in Wuhan Kingold.

On February 1, 2009, Vogue Show entered into a three year lease agreement for the use of 96 square meters of space located within Wuhan Kingold’s building for use as office space. Annual rent under the lease agreement is $1,500 per year. The lease on this office space expires at the end of January, 2022.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The table set forth below lists the fees billed to the Company by Friedman LLP, or Friedman, our independent registered public accounting firm, for audit services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by Friedman during these periods.

Description	2014	2013
Audit fees(1)	$250,000	$275,000
Audit related fees	—	—
Tax fees(2)	$60,887	$30,000
All other fees	—	—
Total	$310,887	$305,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements and registration statements.

(2)	Comprised of services for tax compliance and tax inquire from IRS.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

Pursuant to applicable law, and as set forth in the terms of its charter, the Audit Committee is responsible for overseeing the work of our company’s independent registered public accounting firm. Any audit or non-audit services proposed to be performed are considered by and, if deemed appropriate, approved by the Audit Committee in advance of the performance of such services. All of the fees earned by Friedman described above were attributable to services pre-approved by the Audit Committee.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

Exhibit No.	Description
31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2015
31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2015

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2015
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2015
Bin Liu

/s/ Jun Wang	Director	April 30, 2015
Jun Wang

/s/ Zhonghong Fu	Director	April 30, 2015
Zhonghong Fu

/s/ Guang Chen	Director	April 30, 2015
Guang Chen

/s/ H. David Sherman	Director	April 30, 2015
H. David Sherman

