Form 10-Q
period 2015-03-31
KINGOLD JEWELRY, INC.
filed 2015-05-15
CIK 1089531

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2015

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

As of May 6, 2015, there were 65,963,502 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers of their sale commitments and customers of their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;
•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;
•	our ability to manage growth;
•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully manage any acquired business;
•	our ability to integrate acquired businesses;
•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;
•	our ability to retain and attract senior management and other key employees;
•	any internal investigations and compliance reviews of the Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;
•	changes in People’s Republic of China (“PRC”) or U.S. tax laws;
•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;
•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;
•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in any material pending and future litigations;
•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;
•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and working capital loans;
•	our ability to understand China’s commercial real estate market as we build the Kingold Jewelry Cultural Industry Park and to manage the relationships with the planned tenants in the Kingold Jewelry Cultural Industry Park;
•	our ability to sell the commercial property for which we received permission to sell in 2014 that we are building in the Kingold Jewelry Cultural Industry Park
•	our knowledge of and marketing capabilities in markets outside of China, particularly the Middle East, as we begin to expand our business outside of China; and
•	other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward looking statement, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$70,459,741	$1,331,658
Restricted cash	14,865,906	14,793,632
Accounts receivable	-	503,406
Inventories	212,657,866	212,396,363
Other current assets and prepaid expenses	106,758	57,971
Deferred financing costs	490,148	-
Value added tax recoverable	4,360,873	4,501,426
Deferred income tax assets	747,420	-
Total current assets	303,688,712	233,584,456

PROPERTY AND EQUIPMENT, NET	9,120,424	9,390,258

OTHER ASSETS
Deposit on land use right - Jewelry Park	9,860,438	9,819,687
Construction in progress - Jewelry Park	64,135,588	58,310,818
Other assets	157,730	157,078
Land use right	490,981	492,027
Total other assets	74,644,737	68,779,610
TOTAL ASSETS	$387,453,873	$311,754,324

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$16,338,267	$16,270,745
Long term loans - current maturities	32,652,028	28,844,777
Debts payable	65,353,070	-
Other payables and accrued expenses	3,421,721	2,970,770
Customer deposits	690,059	-
Income tax payable	2,739,513	978,713
Other taxes payable	126,088	777,537
Total current liabilities	121,320,746	49,842,542

Long term loans	-	3,672,308
TOTAL LIABILITIES	121,320,746	53,514,850

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 65,963,502 and 65,963,502 shares issued and outstanding as of March 31, 2015 and December 31, 2014	65,963	65,963
Additional paid-in capital	79,672,958	79,460,175
Retained earnings
Unappropriated	169,583,280	163,002,075
Appropriated	967,543	967,543
Accumulated other comprehensive income	15,843,383	14,743,718
Total stockholders' equity	266,133,127	258,239,474
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$387,453,873	$311,754,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2015	2014

NET SALES	$206,195,220	$307,453,098

COST OF SALES
Cost of sales	(195,120,956)	(280,376,607)
Depreciation	(309,001)	(308,279)
Total cost of sales	(195,429,957)	(280,684,886)

GROSS PROFIT	10,765,263	26,768,212

OPERATING EXPENSES
Selling, general and administrative expenses	1,678,366	2,565,176
Stock compensation expenses	212,783	612,995
Depreciation	25,191	31,108
Amortization	3,075	3,089
Total operating expenses	1,919,415	3,212,368

INCOME FROM OPERATIONS	8,845,848	23,555,844

OTHER INCOME (EXPENSES)
Interest Income	17,270	-
Interest expense	(297,537)	(678,523)
Total other expenses, net	(280,267)	(678,523)

INCOME FROM OPERATIONS BEFORE TAXES	8,565,581	22,877,321

INCOME TAX PROVISION (BENEFIT)
Current	2,728,902	6,489,043
Deferred	(744,525)	275,634
Total income tax provision	1,984,377	6,764,677

NET INCOME	$6,581,204	$16,112,644

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$1,099,665	$(1,989,671)

COMPREHENSIVE INCOME	$7,680,869	$14,122,973

Earnings per share
Basic	$0.10	$0.24
Diluted	$0.10	$0.24
Weighted average number of shares
Basic	65,963,502	65,807,394
Diluted	65,963,502	66,617,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,581,204	$16,112,644
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation	334,192	339,387
Amortization of intangible assets	3,075	3,089
Share based compensation for services	212,783	612,995
Inventory valuation allowance	2,978,101	-
Deferred tax (benefit) provision	(744,525)	275,634
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	503,537	473,101
Inventories	(2,360,577)	(45,275,221)
Other current assets and prepaid expenses	(48,362)	8,147,809
Deferred financing costs	(488,249)	-
Value added tax recoverable	158,617	(1,628,968)
Increase (decrease) in:
Other payables and accrued expenses	442,050	(263,291)
Customer deposits	687,386	-
Income tax payable	1,749,934	3,222,075
Other taxes payable	(652,139)	(847,977)
Net cash provided by (used in) operating activities	9,357,027	(18,828,723)

Purchase of property and equipment	(26,586)	(69,937)
Cash deposit for land use right-Jewelry Park	-	(8,173,006)
Cash payment in construction in progress-Jewelry Park	(5,561,161)	-
Net cash used in investing activities	(5,587,747)	(8,242,943)

Proceeds from bank loans-short term	-	7,764,356
Repayments of bank loans-short term	-	(17,980,614)
Proceeds from long term loan	-	3,689,295
Restricted cash	(10,839)	(12,888,539)
Proceeds from related party loan	-	64,901,350
Repayments of related party loan	-	(12,980,270)
Proceeds from debt financing instruments-private placement	65,099,928	-
Net cash provided by financing activities	65,089,089	32,505,578

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	269,714	(213,403)

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,128,083	5,220,509

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,331,658	2,284,930

CASH AND CASH EQUIVALENTS, END OF YEAR	$70,459,741	$7,505,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$1,332,444	$4,345,677
Cash paid for income tax	$978,968	$3,266,968

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, as amended.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Based on the restructuring agreements and the subscription agreement, Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) should be considered as a 100% contractually controlled affiliate. Kingold is empowered, through its wholly owned subsidiaries Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”), with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. Kingold is also obligated to absorb a majority of expected losses of Wuhan Kingold, which enables Kingold to receive a majority of expected residual returns from Wuhan Kingold, and because Kingold has the power to direct the activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity under Accounting Standards Codification (“ASC”) 810-10-05-8A. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities. The Company makes an ongoing assessment to determine whether Wuhan Kingold is still a Variable Interest Entity.

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

Restricted Cash

As of March 31, 2015, the Company had restricted cash of $14,865,906 compared to $14,793,632 as of December 31, 2014. Approximately $3.0 million was related to the bank loan with China CITIC Bank Corporation Limited (“CITIC Bank”) – see Note 6. Approximately $11.9 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank– see Note 13 – Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At March 31, 2015 and December 31, 2014, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of March 31, 2015 and December 31, 2014, respectively, the Company recorded a lower of cost or market adjustment of $3 million and $0 million to adjust the carrying value to market. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Construction in Progress

Construction in progress represents property and buildings under construction and consists of construction expenditures, equipment procurement, and other direct costs attributable to the construction. Construction in progress is not depreciated. Upon completion and when ready for intended use, construction in progress is reclassified to the appropriate category within property, plant and equipment.

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

Long-Lived Assets

Certain assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of March 31, 2015 and December 31, 2014.

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

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Revenues from customized production services made up approximately 3.75% of total revenue for the period ended March 31, 2015, compared to 2.49% for the period ended March 31, 2014.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at March 31, 2015 or at December 31, 2014.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2009 and after. As of March 31, 2015 the tax years ended December 31, 2009 through December 31, 2014 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	March 31,	December 31,
	2015	2014

Balance sheet items, except for share capital,
additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.1206	US$1=RMB 6.1460

Amounts included in the statements of operations and cash flows for the period	US$1=RMB 6.1444	US$1=RMB 6.1457

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260 “Earnings per Share,” which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (i.e., options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. The Company will apply early adoption of this standard in the second quarter of 2015. The implementation of this standard will result in the reclassification of certain debt issuance costs from deferred financing cost to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This ASU will be effective for periods beginning after December 15, 2015, for public companies. Management is evaluating the potential impact, if any, on the Company’s financial position and results of operations.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update is issued as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Interest expense related to the cost of gold for the gold lease transactions in the amount of $1,083,360 was reclassified to cost of sales for the three months ended March 31, 2014, This reclassification has no effect on the accompanying condensed consolidated statements of operation and cash flows.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - INVENTORIES, NET

Inventories as of March 31, 2015 and December 31, 2014 consisted of the following:

	As of
	March 31,	December 31,
	2015	2014
Raw materials (A)	$44,930,716	$51,502,635
Work-in-progress (B)	132,378,824	120,098,299
Finished goods (C)	38,338,007	40,795,429
Inventory valuation allowance	(2,989,681)	-
Total inventory	$212,657,866	$212,396,363

(A)	Included 1,322,542 grams of Au9999 gold in 2015 and 1,546,435 grams of Au9999 gold in 2014.
(B)	Included 3,878,738 grams of Au9999 gold in 2015 and 3,530,919 grams of Au9999 gold in 2014.
(C)	Included 1,115,438 grams of Au9999 gold in 2015 and 1,183,407 grams of Au9999 gold in 2014.

As of March 31, 2015 the Company recorded a $2,989,681 lower of cost or market adjustment. No lower of cost or marked adjustment was needed at December 31, 2014.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2015 and December 31, 2014:

	As of
	March 31,	December 31,
	2015	2014
Buildings	$2,506,371	$2,496,012
Plant and machinery	19,602,335	19,502,409
Motor vehicles	37,251	37,097
Office and electric equipment	662,670	652,268
Subtotal	22,808,627	22,687,786
Less: accumulated depreciation	(13,688,203)	(13,297,528)

Property and equipment, net	$9,120,424	$9,390,258

Depreciation expense for the three months ended March 31, 2015 and 2014 was $334,192 and $339,387, respectively.

NOTE 5 – DEPOSIT ON LAND USE RIGHT AND CONSTRUCTION IN PROGRESS

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an agreement (the “Agreement”) with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park Project,” which is proposed to be renamed to “Kingold Jewelry Cultural Industry Park” (the “Jewelry Park Project” or the “Project”). Pursuant to the Agreement, Wuhan Kingold will acquire the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which has been approved for real estate development use. Wuhan Kingold has committed to provide a total sum of RMB1.0 billion (approximately US$164 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which are proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a hotel.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2015, Wuhan Kingold had made RMB419 million (approximately US$68.5 million) of payments toward the construction of the Jewelry Park Project. Of the RMB 419 million, RMB 60.4 million (approximately US$9.86 million) was for the deposit on the Land Use Right, which represents the total cost of the Land Use Right. Wuhan Kingold is also required to make the construction payments to finance the entire construction project, as estimated based on certain construction project milestones listed below. Wuhan Kingold recorded RMB 392.5 million (approximately US$64.1 million) as “Construction in Progress,” which includes total payment made plus capitalized interest of RMB33.9 million (approximately US$5.5 million) on the long-term bank loan. Due to a delay by the construction company in charge of the Project’s construction, the Company has delayed its payments to the construction company by five to six months. However, this delay is not expected to impact the total expected cost of RMB1.0 billion (approximately US$164 million).

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

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	200	33
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	6
January 2015†	250		-
February 2015†		28	4
April 2015		80	14
May 2015		250	41
June 2015	250	250	41
Total	1,000	1,000	164

* Includes initial deposit made to seller

** In US$ based on current exchange rates

† Updated to reflect delay to payment schedule

Because the Land Use Right will not be transferred to Wuhan Kingold until the completion of the entire project, the payments of RMB 358.6 million made plus capitalized interest of RMB33.9 million as of March 31, 2015 are recorded as “Construction in Progress” on the balance sheet until the Project is completed and certified for use. Upon the completion of the Project, the excess of RMB1.0 billion commitment over the actual amount spent on the construction of the Project shall be deemed as the actual cost of the Land Use Right. As of March 31, 2015, the payments of RMB 60.4 million made as of March 31, 2015 were recorded as “Deposit on Land Use Right.”

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - LOANS

Short term loans consist of the following:

	As of
	March 31,	December 31,
	2015	2014

a) Loans payable to CITIC Bank Wuhan Branch	13,070,614	13,016,596
b) Loan payable to Jiang’an Wuhan Branch of Hubei Bank Co	3,267,653	3,254,149

Total short term loans	$16,338,267	16,270,745

a) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB80 million (equivalent to approximately US$13.0 million) consists of three working capital loan contracts originated on April 17, 2014, May 6, 2014 and May 29, 2014, with maturity dates of April 17, 2015, May 6, 2015 and May 29, 2015, respectively. The annual interest rate is 6.9%, 7.2% and 7.2%, respectively. All the loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB18 million (equivalent to approximately US$3 million). The loan is also secured by 160 kilograms of Au9999 gold, approximately $3 million of which was pledged by Wuhan Kingold as at March 31, 2015. On April 17, 2015, Wuhan Kingold extended loan amount of RMB 40 million (equivalent to approximately US$6.5 million) for additional two months with maturity date of June 3, 2015 and interest rate is 6.1525%. On May 6, 2015, Wuham Kingold paid off loan amount of RMB15 million (equivalent to approximately US$2.5 million) on maturity date.

b) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of RMB20 million (equivalent to approximately US$3.3 million) originated on August 26, 2014, with a maturity date of August 26, 2015. The annual interest rate is 6.6%. This loan is secured by the Company’s building and land use rights.

Interest expense for all of the above mentioned loans amounted to $246,904 and $678,523 for the three months ended March 31, 2015 and 2014, respectively.

Long term loan consists of the following:

	As of
	March 31,	December 31,
	2015	2014

c) Loan payable to Chang’an International Trust Co., Ltd.	$32,652,028	$32,517,085
Less current maturities	(32,652,028)	(28,844,777)
Total long term loans	$-	$3,672,308

c) On November 29, 2013, Wuhan Kingold entered into a Trust Loan Contract in the amount of RMB200 million (equivalent to approximately US$32.7 million as of the spot rate on March 31, 2015) with Chang’an International Trust Co., Ltd. (the “Trust Loan”) in order to undertake the aforementioned acquisition of the Jewelry Park Project (see Note 5). The Trust Loan was approved on December 3, 2013. The loan has a 24-month term, and bears interest at a fixed rate of 13.5% per annum. The loan is secured by 1,000 kilograms of Au9999 gold, which approximately $39.2 million as at March 31, 2015 was pledged by Wuhan Kingold. Interest for the Trust Loan in the amount of $1.1 million for the three months ended March 31, 2015 was capitalized into construction in progress and was not recorded as part of total interest expenses.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - DEBTS PAYABLE

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

On March 26, 2015, the Company completed the issuance of the first phase debts financing instruments with the total amount of RMB 400 million (approximately US$65 million) under the Private Placement Agreement. The debt has a one-year term and the annual interest rate is 7%, the debt was secured by certain gold or gold products held by Wuhan Kingold. One time financing cost of RMB 4 million (approximately US$0.65 million) related to the issuance is being amortized on quarterly basis. The Company recorded $50,633 of interest expense for the three months ended March 31, 2015.

The total amount of the second phase issuance will be RMB 350 million (approximately US$56 million), and will be secured by certain real property and construction in progress (including the Jewelry Park Project). In connection with the foregoing, Wuhan Kingold and Pufa Bank have entered into a Credit Agent Agreement (the “Credit Agent Agreement”), pursuant to which Pufa Bank serves as the agent of the holders of the debt securities. Zhihong Jia, Chairman and Chief Executive Officer of the Company, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement.

NOTE 8 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2015 and 2014. The Company has loss carry forwards of approximately $14,735,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2035. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2015 was approximately $5,010,000. The net increase in the valuation allowance for the three months ended March 31, 2015 was $278,125.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the three months ended March 31, 2015 and 2014.

The Company recorded $747,420 deferred income tax assets as of March 31, 2015 compared to $0 million as of December 31, 2014, from its foreign operations, which was related to an inventory allowance reflecting the decline in gold prices.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant components of the income tax provision were as follows for the periods ended March 31, 2015 and 2014:

	For the Three Months Ended March 31
	2015	2014
Current tax provision
Federal	$-	$-
State	-	-
Foreign	2,728,902	6,489,043
	2,728,902	6,489,043

Deferred tax provision (benefit)
Federal	$-	$-
State	-	-
Foreign	(744,525)	275,634
	(744,525)	275,634
Income tax provision	$1,984,377	$6,764,677

Income from continuing operations before income taxes was allocated between the U.S. and foreign components for the periods ended March 31, 2015 and 2014:

	For the Three Months Ended March 31
	2015	2014

United States	$(819,803)	$(1,257,294)
Foreign	9,385,384	24,134,615
	8,565,581	22,877,321

NOTE 9 - EARNINGS PER SHARE

As of March 31, 2015, Kingold had 294,000 warrants issued and outstanding in connection with the issuance of its common stock in public offerings. All of these warrants were issued in 2011, 150,000 have an exercise price of $3.25, and will expire on January 13, 2016; and 144,000 have an exercise price of $3.99, and will expire on January 13, 2016. As of March 31, 2015, these warrants were anti-dilutive because the exercise prices were higher than the average market price for the period ended March 31, 2015. Accordingly, such warrants are not included in weighted average shares calculation.

As of March 31, 2015, Kingold also had 3,220,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27, and will expire on October 31, 2021; 1,500,000 options were granted in 2011, with an exercise price of $2.59, and will expire on October 31, 2021; 1,300,000 options were granted in 2012, with an exercise price of $1.22, and will expire on January 9, 2022; 120,000 options were granted in 2012, with an exercise price of $1.49, and will expire on April 1, 2022; 90,000 options were granted in 2013, with an exercise price of $1.18, and will expire on July 16, 2023; and 90,000 options were granted in 2015, with an exercise price of $1.11 per share and will expire on February 25, 2025. As of March 31, 2015, all the options granted were anti-dilutive because the exercise prices were higher than the average market price for the period ended March 31, 2015. Accordingly, they are not included in weighted average shares calculation.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2015	2014

Net income	$6,581,204	$16,112,644

Weighted average number of common shares outstanding - Basic	65,963,502	65,807,394

Effect of dilutive securities:
Unexercised warrants and options	-	809,818

Weighted average number of common shares outstanding - Diluted	65,963,502	66,617,212

Earnings per share-Basic	$0.10	$0.24

Earnings per share-Diluted	$0.10	$0.24

NOTE 10 -WARRANTS

Following is a summary of the status of warrant activities as of March 31, 2015:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in Years
Outstanding, January 1, 2015	294,000	$3.61	0.61
Granted
Forfeited
Exercised
Outstanding, March 31, 2015	294,000	$3.61	0.47

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

For the 1,620,000 options issued prior to January 1, 2012, the compensation expense of $110,439 and $110,439 were recorded as part of operating expense-stock compensation for the periods ended March 31, 2015 and 2014, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $94,777 and $94,777 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the periods ended March 31, 2015 and 2014, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date and (b) 6.25% of the options became exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $5,779 and $5,779 were recorded as part of operating expense-stock compensation for the 90,000 options above for the periods ended March 31, 2015 and 2014, respectively.

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 6.25 years. The fair value of the options was $85,822. In accordance with the vesting periods, $1,788 was recorded as part of operating expense-stock compensation for the 90,000 options above for the three months ended March 31, 2015.

As of March 31, 2015, the Company had 2,748,750 outstanding vested stock options with a weighted average remaining term over 6.34 years. As of March 31, 2015, the Company had 471,250 unvested stock options with a weighted average remaining term over 6.51 years. Unrecorded stock-based compensation expense was $420,370 as of March 31, 2015.

The following table summarizes the Company’s stock option activity:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value
Outstanding, December 31, 2014	3,130,000	$1.93	6.66	3,727,830
Exercisable, December 31, 2014	2,570,000	$2.03	6.58	3,079,941
Granted	90,000	$1.11	9.75	85,822
Forfeited
Exercised
Outstanding, March 31, 2015	3,220,000	$1.90	6.51	3,813,653
Exercisable, March 31, 2015	2,748,750	$2.02	6.34	3,290,935

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $85,252,812 and $16,052,999 as of March 31, 2015 and December 31, 2014, respectively. The cash balance held in the BVI bank accounts was $7,601 and $7,774 as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company held $26,182 and $61,986 of cash balances within the United States, no balance was in excess of FDIC insurance limits of $250,000 as of March 31, 2015 and December 31, 2014, respectively.

For the periods ended March 31, 2015 and 2014, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the periods ended March 31, 2015 and 2014. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the periods ended March 31, 2015 or 2014.

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

At March 31, 2015 and December 31, 2014, 1,515,000 grams of leased gold were outstanding and not yet returned to the Bank which is due in various months through out of 2015 and 2016.

2)	Gold lease transactions with Shanghai Pudong Development Bank (“SPD Bank”)

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On July 18, 2014, the Company leased an additional 310 kilograms of gold (valued at approximately RMB81.4 million or approximately US$13.2 million) from SPD Bank. The lease has an initial term of approximately 12 months and provides for an interest rate of 6% per annum.

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

On December 17, 2014 the Company leased an additional 120 kilograms of gold (valued at approximately RMB28.7 million or approximately US$4.7 million) from SPD Bank. The lease has an initial term of approximately 12 months and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB3.0 million (approximately US$0.5 million).

On December 18, 2014 the Company leased an additional 85 kilograms of gold (valued at approximately RMB 20.3 million or approximately US$3.3 million) from SPD Bank. The lease has an initial term of approximately 12 months and provides for an interest rate of 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately RMB2.0 million (approximately US$0.3 million).

At March 31, 2015 and December 31, 2014, 915,000 grams of leased gold were outstanding and not yet returned to the SPD Bank which is due in various months through out of 2015.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3)	Gold lease transaction with CITIC Bank

On August 28, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank, and subsequently leased an aggregate of 150 kilograms of gold (valued at approximately RMB41.6 million or approximately US$6.7 million) from CITIC Bank pursuant to lease agreement entered into under the framework agreement. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% per annum. Lease payments to CITIC Bank are due at the end of the leasing period. At the end of the lease, the Company extended the lease period by an additional nine months with a value of approximately RMB38.1 million or approximately US$6.2 million. Under the gold lease agreement with CITIC Bank, the Company is required to deposit cash into an account at CITIC equal to approximately RMB8.4 million (approximately US$1.4 million) and pledge the amount to CITIC Bank. On January 27, 2014, Wuhan Kingold leased additional 150 kilograms of gold (valued at approximately RMB36.5 million or approximately US$5.9 million), pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB7.3 million (approximately US$1.2 million) and pledge the amount to CITIC Bank. On February 21, 2014, Wuhan Kingold leased additional 200 kilograms of gold (valued at approximately RMB51.6 million or approximately US$8.4 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB10.5 million (approximately US$1.7 million) and pledge the amount to CITIC Bank. On March 5, 2014, Wuhan Kingold leased an additional 150 kilograms of gold (valued at approximately RMB39.9 million or approximately US$6.5 million) pursuant to separate lease agreements entered into under the Framework Agreement. The Company is required to deposit cash into an account at CITIC equal to approximately RMB9 million (approximately US$1.5 million) and pledge the amount to CITIC Bank. These three leases have a term of 6 months and provides for an interest rate of 6% per annum. At the end of these leases, the Company extended the lease period by an additional nine months with an aggregate value of approximately RMB129 million (approximately US$20.9 million).On March 5, 2015, the Company entered into a gold lease agreement with CITTC Bank to lease additional 150 kilograms of gold (valued at approximately RMB 36.8 million or approximately US$6.0 million). The lease has initial term of one month and provides an interest rate of 6% per annum. The Company is required to deposit cash into an account at CITTC Bank equal to RMB 8.0 million (approximately US$1.3 million).

At March 31, 2015 and December 31, 2014, 650,000 grams of leased gold were outstanding and not yet returned to the Bank which is due in various months through out of 2015.

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

As of March 31, 2015 and December 31, 2014, 3,080 kilograms and 3,080 kilograms of leased gold, at the amount of $125.8 million and $125.8 million, respectively, will be returned within fiscal year 2015 and 2016. Interest expense for the leased gold for the periods ended, March 31, 2015 and 2014 was $1.84 million and $1.6 million, respectively, which was included in the cost of sales.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

Future payment commitments under the purchase agreement of “Kingold Jewelry Cultural Industry Park” amounted to RMB 581 million (US$94.9 million). See Note 5 “Deposit on Land Use Right.”

Guarantee

In March and May 2014, the Company guaranteed payment to a nonrelated third party, Wuhan HengtongWeibang Trading LTD Co. (“Wuhan Hengtong”), for RMB68 million (approximately US$11.11 million) in bank loans (the “Guarantee”). Such Guarantee will terminate in May 2015 when the guaranteed agreement expires.

NOTE 15 – SUBSEQUENT EVENTS

On April 2, 2015, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Fidelidade – Companhia de Seguros, S.A., a company duly incorporated and existing under the laws of Portugal and a majority-owned subsidiary of Fosun International Limited (the “Holder”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Holder $15 million aggregate principal amount 6.0% Senior Secured Convertible Note due 2018 (the “Note”), subject to customary closing conditions. The Company will sell the Note in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Note and the underlying shares of the Company’s common stock issuable upon conversion of the Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Note will bear interest at a rate of 6.0% per year payable annually. The Note will mature on the third anniversary of the issuance date of the Note, unless earlier converted. The Note constitutes a general, senior, secured obligation of the Company. The Company granted the Holder a security interest in certain collateral as identified in the Purchase Agreement, to secure the payment, discharge and performance of all the Company’s obligations under the Note. Mr. Zhihong Jia, Chairman and Chief Executive Officer of the Company, will execute a guarantee in favor of the Holder, pursuant to which Mr. Jia will be jointly liable for the Company’s obligations under the Note.

Subject to and upon compliance with the provisions of the Purchase Agreement, the Holder has the right, at its option, to convert the principal amount of the Note or any portion of such principal amount which is $1,000 or an integral multiple of $1,000 in excess thereof, into shares of common stock at the applicable conversion rate. The conversion rate is initially 869.57 shares of common stock per $1,000 principal amount of Note (equivalent to an initial conversion price of approximately $1.15 per share), subject to adjustment in certain events described in the Purchase Agreement. Upon conversion, the Company will deliver shares of common stock as set forth in the Purchase Agreement. No fractional shares will be issued upon any conversion.

In connection with the entry into the Purchase Agreement, the Company will enter into a registration rights agreement (the “Registration Rights Agreement”) with the Holder as a condition to closing the sale of the Note, which sets forth the rights of the Holder to have the shares of common stock issuable upon conversion of the Note registered with the SEC for public resale under the Securities Act. Pursuant to the Registration Rights Agreements, the Company is required to file a registration statement with the SEC (the “Initial Registration Statement”) within 60 days following the date of the issuance of the Note, registering the shares of common stock issuable upon conversion of the Note. The Company is required to use its reasonable best efforts to have the Initial Registration Statement declared effective as promptly as possible following the filing thereof and, in any event, by no later than 90 days after the date of the issuance of the Note. In addition, the agreement gives the Holder the ability to exercise certain piggyback registration rights in connection with registered offerings by the Company.

On April 10, 2015, the Company entered into a gold lease agreement with SPD Bank to lease additional 197 kilograms of gold (valued at approximately RMB 46.98 million or approximately US$7.7 million). The lease has initial term of one year and provides an interest rate of 3.2% per annum. The Company is required to deposit cash into an account at SPD Bank equal to RMB 0.5 million (approximately US$0.8 million).

The Company continues to seek favorable additional financing to meet its capital requirements to fund its operations and growth plans in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. See also the “Cautionary Statement for Purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” appearing elsewhere in this Report. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our Business

Through a variable interest entity, or VIE, relationship with Wuhan Kingold Jewelry Company Limited, or Wuhan Kingold, a corporation incorporated in the People’s Republic of China, or PRC, we believe that we are one of the leading professional designers and manufacturers of high quality 24 Karat gold jewelry and PRC ornaments developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the PRC. We offer a wide range of in-house designed products including, but not limited to, gold necklaces, rings, earrings, bracelets, and pendants.

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

In light of the growth in the investment gold business sector, we have signed agreements with various leading banks in China, such as the Bank of Communication, China Merchant Bank and Hubei Bank, to sell gold bars and coins and other products through bank branches. We tested this business model in 2011, and our total sales of investment gold for the first three months of 2015 amounted to roughly $1.5 million.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB1 billion (approximately US$164 million at the spot rate). We have financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may finance part of the remaining payments through proceeds derived from the presale of some of the commercial units as we secured pre-sale permission for five buildings in January 2015. The land use rights are held in the Shanghai Creative Industry Park, which we intend to rename the Kingold Jewelry Cultural Industry Park, or the Jewelry Park for purposes of this report. We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers in China, and may also sell developed commercial and residential properties built on this site to individual and corporate buyers. The agreement was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited initially granting us a portion of Wuhan Huayuan Science and Technology Development Limited Company’s, or Wuhan Huayuan’s, ownership, granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and naming Wuhan Huayuan as agent for the completion of the construction. Accordingly, we now own 60% of the Jewelry Park. Upon our payment of the final installment payment, we will become the 100% owner of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Wansheng, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months ended March 31, 2015 and 2014 in U.S. dollars:

	For the three months ended March 31,
	2015	2014

NET SALES	$206,195,220	$307,453,098

COST OF SALES
Cost of sales	(195,120,956)	(280,376,607)
Depreciation	(309,001)	(308,279)
Total cost of sales	(195,429,957)	(280,684,886)

GROSS PROFIT	10,765,263	26,768,212

OPERATING EXPENSES
Selling, general and administrative expenses	1,678,366	2,565,176
Stock compensation expenses	212,783	612,995
Depreciation	25,191	31,108
Amortization	3,075	3,089
Total operating expenses	1,919,415	3,212,368

INCOME FROM OPERATIONS	8,845,848	23,555,844

OTHER INCOME (EXPENSES)
Interest Income	17,270	-
Interest expense	(297,537)	(678,523)
Total other expenses, net	(280,267)	(678,523)

INCOME FROM OPERATIONS BEFORE TAXES	8,565,581	22,877,321

INCOME TAX PROVISION (BENEFIT)
Current	2,728,902	6,489,043
Deferred	(744,525)	275,634
Total income tax provision	1,984,377	6,764,677

NET INCOME	$6,581,204	$16,112,644

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	$1,099,665	$(1,989,671)

COMPREHENSIVE INCOME	$7,680,869	$14,122,973

Three Month Period Ended March 31, 2015, Compared to the Three Month Period Ended March 31, 2014

Net Sales

Net sales for the three months ended March 31, 2015 amounted to $206.2 million, a decrease of $101.3 million, or 32.9%, from net sales of $307.5 million for the three months ended March 31, 2014. Out of the $101.3 million decrease in sales, approximately $85.9 million was due to decreased production as a result of decreased demand, $13.2 million was due to drop in the price of gold and the remainder was due to currency exchange translation. The Chinese economy slowed down and a couple of our major customers held off their purchases, which decreased our sales. Our investment gold business was also hit hard by the weakening Chinese demand for investment gold. We anticipate that the slow-down of the Chinese economy and consumer demand will continue for a while in 2015 and we have taken a proactive approach to reach out to new clients as well as deepen relationships with our key customers.

In the first quarter of 2015, we processed a total of 12.3 metric tons of gold, of which branded production accounted for 5.6 metric tons (45.5%) and customized production accounted for 6.7 metric tons (54.5%). In the first quarter of 2014, we processed a total of 14.5 metric tons of gold, of which branded production accounted for 7.9 metric tons (54.5%) and customized production accounted for 6.6 metric tons (45.5%).

In Metric Tons	1Q 2015		1Q 2014

Branded	5.6	45.5%	7.9	54.5%
Customized	6.7	54.5%	6.6	45.5%

TOTAL	12.3	100.0%	14.5	100.0%

Cost of Sales

Cost of sales for the three months ended March 31, 2015 amounted to $195.4 million, a decrease of $85.3 million, or 30.4%, from $280.7 million for the same period in 2014. Majority of the $85.3 million decrease was due to a decreased sales.

Gross profit for the three months ended March 31, 2015 was $10.8 million, a decrease of $16.0 million, or 59.8%, from $26.8 million for the same period in 2014. Accordingly, gross margin for the three months ended March 31, 2015 was 5.2%, compared to 8.7% for the same period in 2014. The primary reason for the substantial decrease in gross margin was that we purchased a large quantity of gold inventory at year end of 2013 and beginning of 2014 at low market prices, making the first quarter 2014 production at much lower cost than normal in 2014. The price of gold increased from $1,204.5 per ounce on December 31, 2013 to as high as $1,385.0 on March 14, 2014. However, the price of gold decreased from $1,295.8 per ounce on January 22, 2015 to $1,187.0 on March 31, 2015. Additionally, in the first quarter of 2015, we had a $3 million write-down of inventory due to the decrease in the price of gold, which was not the case in the first quarter of 2014.

Expenses

Total operating expenses for the three months ended March 31, 2015 were $1.9 million compared with $3.2 million for the same period in 2014. The decrease was mainly due to decreased selling, general and administrative expenses as a result of slower sales and marketing efforts for existing customers as they held off on purchase orders.

Interest expenses were $0.3 million for the three months ended March 31, 2015 compared with $0.7 million for the same period in 2014. Interest expenses decreased because we paid off major loans from Xing Ye Bank (equivalent to approximately $7.9 million) and CITIC Bank (equivalent to approximately $18.1 million).

The provision for income tax expense was approximately $2.0 million for three months ended March 31, 2015, a decrease of $4.8 million, or 70.7%, from approximately $6.8 million for the same period in 2014. The decrease was primarily due to the decrease in our income before taxes, which decreased due to decreased sales as a result of low demand.

Net Income

For the forgoing reasons, net income was $6.6 million for the three months ended March 31, 2015 compared to $16.1 million for the same period in 2014, a decrease of $9.5 million, or 59.1%.

Cash Flows

Net cash provided by (used in) operating activities.

Net cash provided by operating activities was $9.4 million for the three months ended March 31, 2015, compared with net cash used in operating activities of $18.8 million for the same period in 2014. The change was mainly because of the decrease in inventory as a result of decreased production, which was down due to decreased demand.

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

Net cash used in investing activities was $5.6 million for the three months ended March 31, 2015, compared with net cash used in investing activities of $8.2 million for the three months ended March 31, 2014. The decrease in net cash used was mainly because of the cash deposit we made to acquire the land use rights for the Jewelry Park in the first quarter of 2014.

Analysis and Expectations. In short term, our cash used in investing activities may change significantly depending highly on the progress of the Jewelry Park.

Net cash provided by financing activities.

Net cash provided by financing activities was $65.1 million for the three months ended March 31, 2015, compared with net cash provided by financing activities of $32.5 for the three months ended March 31, 2014. On March 26, 2015, we completed the issuance of the first phase of debt financial instruments with the total amount of RMB 400 million (approximately $65 million) under the Private Placement Agreement underwritten by Shanghai Pudong Development Bank. See Note 7 to our consolidated financial statements appearing elsewhere in this report.

Analysis and Expectations. We expect cash generated from financing activities to decrease to levels more consistent with prior periods, although we expect to continue to raise cash from financing activities as we build out the Jewelry Park, and increase our production capacity.

Off-Balance Sheet Arrangements

We currently have guaranteed payment to a non-related third-party of RMB68 million ($11.1 million) in bank loans. The guarantee terminates in May 2015. See Note 14 to our consolidated financial statements appearing elsewhere in this report.

Liquidity and Capital Resources

As of March 31, 2015, we had approximately $70 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations and through borrowing of short-term bank loans generally with a term of one year as well as through private and public borrowing and offerings in the U.S. and Chinese capital markets, such as our recent placement under our commercial paper program with Shanghai Pudong Development Bank.

At March 31, 2015, we had total outstanding short-term loans of $16.3 million from CITIC Bank ($13.0 million) as well as Hubei Bank ($3.3 million). The amounts outstanding under these bank loans are presented in our financial statements as “short-term loans.” For additional information regarding our short-term loans, please see Note 6 to our consolidated financial statements included elsewhere in this report. We also had outstanding $65.3 million of debt payables under our commercial paper program with Shanghai Pudong Development Bank.

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

On March 26, 2015, we completed the issuance of the first phase debts financing instruments with the total amount of RMB 400 million (approximately US$65 million) under the Private Placement Agreement. The debt has a one-year term and the annual interest rate is 7%, the debt was secured by certain gold or gold products held by Wuhan Kingold. One time financing cost of RMB 4 million (approximately US$0.65 million) related to the issuance is being amortized on quarterly basis. We recorded a $ 50,633 interest as of March 31, 2015.

The total amount of the second phase issuance will be RMB 350 million (approximately US$56 million), and will be secured by certain real property and construction in progress (including the Jewelry Park). In connection with the foregoing, Wuhan Kingold and Pufa Bank have entered into a Credit Agent Agreement, pursuant to which Pufa Bank serves as the agent of the holders of the debt securities. Zhihong Jia, our Chairman and Chief Executive Officer, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement.

On October 23, 2013, we entered into an acquisition agreement with Wuhan Wansheng House Purchasing Limited, or Wuhan Wansheng and Wuhan Huayuan Science and Technology Development Limited Company, or Wuhan Science. The acquisition agreement provides for the acquisition of the Shanghai Creative Industry Park, which is proposed to be renamed the Kingold Jewelry Cultural Industry Park. The Jewelry Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

Pursuant to the acquisition agreement, we acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park for approximately RMB1.0 billion (approximately $164 million at then current exchange rates) from Wuhan Science (which had acquired the rights from Wuhan Wansheng in July 2013), and authorized Wuhan Wansheng, as agent, to complete construction of the Jewelry Park.

We currently intend to finance the Jewelry Park predominantly with bank loans supplemented by our operating cash flows, and where possible, deposits or advances that may be received from lessees.

Payments for the project will be made to Wuhan Wansheng in tranches, as follows, in line with the completion of certain building installments, as outlined in the acquisition agreement:

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	200	33
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	6
January 2015†	250		-
February 2015†		28	4
April 2015		80	14
May 2015		250	41
June 2015	250	250	41
Total	1,000	1,000	164

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

The ability of Wuhan Vogue-Show Jewelry Co., Inc., or Wuhan Vogue-Show, to pay dividends may be restricted due to the PRC’s foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute any dividends outside of the PRC due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars. Accordingly, Wuhan Vogue-Show’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or its ability to meet our cash obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this report.

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold, and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on an assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital. We recorded a $3 million inventory valuation allowance at the end of March 31, 2015 in light of the decrease in the price of gold as at March 31, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or the FASB, issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. We will apply early adoption of this standard in the second quarter of 2015. The implementation of this standard will result in the reclassification of certain debt issuance costs from deferred financing cost to a reduction in the carrying amount of the related debt liability within our consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This ASU will be effective for periods beginning after December 15, 2015, for public companies. Management is evaluating the potential impact, if any, on our financial position and results of operations.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update is issued as part of its initiative to reduce complexity in accounting standards, or the Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. We do not expect the adoption of ASU 2015-01 to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 19.2% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB6.1206 on March 31, 2015). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our short-term borrowings as of March 31, 2015, were approximately $16.3 million, and interest expenses paid were $0.3 million for the three months ended March 31, 2015. The majority of the interest expense was due to CITIC Bank.

At the end of March 31, 2015, our weighted average interest rate was 11.04%. We do not expect the interest expense will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross profit margin and profitability. Furthermore, the carrying value of our inventory may be affected. Significant decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period’s gross profit margin and profitability. The price of gold had dropped noticeably by March 31, 2015. As such, we recorded an inventory allowance of $3 million for self-owned inventories.

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

In connection with the preparation of our 2014 financial statements, management determined that, as of December 31, 2014, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses: (i) lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations; (ii) Lack of resources with technical competency to review and record non-routine or complex transactions; and (iii) lack proper procedures to monitor material events for proper disclosures subsequent to the balance sheet date (iv) lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions. While our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions with a value in excess of $250,000, we are still exploring implementing additional policies and procedures to address these material weaknesses, which may include: (i) reporting other material transactions to the Board and obtain proper approval; and (ii) recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2015. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Private Placement Agreement (English translation), dated July 21, 2014, between Wuhan Kingold Jewelry Co., Ltd., Shanghai Pudong Development Bank Co., Ltd and the other institutional investors named therein. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 4, 2015)
10.2	Underwriting Agreement (English translation), dated August 12, 2014, between Wuhan Kingold Jewelry Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 4, 2015)
10.3	Lease Agreement (English translation), dated February 1, 2015, by and between Wuhan Kingold and Vogue Show. (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed with the Commission on March 31, 2015).
10.4	Convertible Note Purchase Agreement, dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.5	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and
Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal
Accounting Officer

