Form 10-Q
period 2015-06-30
KINGOLD JEWELRY, INC.
filed 2015-08-19
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2015

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

As of August 19, 2015, there were issued and outstanding 65,963,502 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers of their sale commitments and customers of their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;
•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;
•	our ability to manage growth;
•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully manage any acquired business;
•	our ability to integrate acquired businesses;
•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;
•	our ability to retain and attract senior management and other key employees;
•	any internal investigations and compliance reviews of the Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;
•	changes in People’s Republic of China (“PRC”) or U.S. tax laws;
•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;
•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;
•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in any material pending and future litigation;
•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;

•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and working capital loans;

•	our ability to understand China’s commercial real estate market as we build Kingold Jewelry Cultural Industry Park and to manage the relationships with the planned tenants in the Kingold Jewelry Cultural Industry Park;

•	our ability to sell the commercial property for which we received permission to sell in 2014 that we are building in the Kingold Jewelry Cultural Industry Park;

•	our knowledge of and marketing capabilities in markets outside of China, particularly the Middle East, as we begin to expand our business outside of China; and

•	other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward-looking statement, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	June 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$1,498,322	$1,331,658
Restricted cash	24,901,967	14,793,632
Accounts receivable	132,837	503,406
Inventories, net	241,143,859	212,396,363
Other current assets and prepaid expenses	318,132	57,971
Value added tax recoverable	8,972,469	4,501,426
Deferred income tax assets	2,586,001	-
Total current assets	279,553,587	233,584,456

PROPERTY AND EQUIPMENT, NET	8,804,987	9,390,258

OTHER ASSETS
Deposit on land use right-Jewelry Park	9,879,485	9,819,687
Construction in progress - Jewelry Park	82,965,439	58,310,818
Other assets	158,034	157,078
Land use right	488,836	492,027
Total other assets	93,491,794	68,779,610
TOTAL ASSETS	$381,850,368	$311,754,324

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$9,821,896	$16,270,745
Long term loans - current maturities	32,715,100	28,844,777
Debts payable, net	65,151,912	-
Other payables and accrued expenses	4,072,649	2,970,770
Income tax payable	1,568,248	978,713
Other taxes payable	298,574	777,537
Total current liabilities	113,628,379	49,842,542

Deferred income tax liability-Non-Current	851,271	-
Long term loans	-	3,672,308
TOTAL LIABILITIES	114,479,650	53,514,850

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 65,963,502 and 65,963,502 shares issued and outstanding as of June 30, 2015 and December 31, 2014	65,963	65,963
Additional paid-in capital	79,775,302	79,460,175
Retained earnings
Unappropriated	170,156,901	163,002,075
Appropriated	967,543	967,543
Accumulated other comprehensive income	16,331,452	14,743,718
Total stockholders' equity	267,297,161	258,239,474

Noncontrolling interest	73,557
Total equity	267,370,718	258,239,474
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$381,850,368	$311,754,324

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

NET SALES	$249,421,052	$339,766,164	$455,616,272	$647,219,263

COST OF SALES
Cost of sales	(246,684,484)	(314,950,855)	(441,805,439)	(594,244,102)
Depreciation	(311,110)	(306,688)	(620,110)	(614,967)
Total cost of sales	(246,995,594)	(315,257,543)	(442,425,549)	(594,859,069)

GROSS PROFIT	2,425,458	24,508,621	13,190,723	52,360,194

OPERATING EXPENSES
Selling, general and administrative expenses	2,205,197	1,053,314	3,883,563	3,618,490
Stock compensation expenses	102,344	612,995	315,127	1,225,990
Depreciation	25,237	30,933	50,428	62,040
Amortization	3,096	3,065	6,170	6,154
Total operating expenses	2,335,874	1,700,307	4,255,288	4,912,674

INCOME FROM OPERATIONS	89,584	22,808,314	8,935,435	47,447,520

OTHER INCOME (EXPENSES)
Other Income	6,530	-	6,530	-
Interest Income	133,803	-	151,072	-
Interest expense	(84,616)	(282,868)	(382,153)	(961,391)
Total other expenses, net	55,717	(282,868)	(224,551)	(961,391)

INCOME FROM OPERATIONS BEFORE TAXES	145,301	22,525,446	8,710,884	46,486,129

INCOME TAX PROVISION (BENEFIT)
Current	557,373	5,714,928	3,286,274	12,203,971
Deferred	(985,503)	-	(1,730,028)	274,548
Total income tax provision (benefit)	(428,130)	5,714,928	1,556,246	12,478,519

NET INCOME	573,431	16,810,518	7,154,638	34,007,610
Add: net loss attributable to non-controlling interest	188	-	188	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	573,619	16,810,518	7,154,826	34,007,610

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	488,151	332,315	1,587,816	(1,666,440)
Less: foreign currency translation gain attributable to noncontrolling interest	(81)	-	(81)	-
Foreign currency translation gains (loss) attributable to common stockholders	488,070	332,315	1,587,735	(1,666,440)

COMPREHENSIVE INCOME	$1,061,689	$17,142,833	$8,742,561	$32,341,170

Earnings per share
Basic	$0.01	$0.25	$0.11	$0.52
Diluted	$0.01	$0.25	$0.11	$0.51
Weighted average number of shares
Basic	65,963,502	65,953,462	65,963,502	65,881,239
Diluted	65,963,502	66,088,514	65,963,502	66,337,896

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,154,638	$34,007,610
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	670,538	677,007
Amortization of intangible assets	6,170	6,154
Amortization of deferred financing costs	326,509	-
Share based compensation for services	315,127	1,225,990
Inventory valuation allowance	10,315,970	-
Deferred tax provision (benefit)	(1,730,028)	274,548
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	372,622	456,437
Inventories	(37,695,661)	(36,496,004)
Other current assets and prepaid expenses	(120,344)	7,932,173
Value added tax recoverable	(5,280,553)	(780,002)
Increase (decrease) in:
Other payables and accrued expenses	1,086,129	(893,437)
Income tax payable	581,994	2,486,400
Other taxes payable	366,577	(146,790)
Net cash provided by (used in) operating activities	(23,630,312)	8,750,086

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(29,825)	(150,718)
Cash deposit for land use right-Jewelry Park	-	(10,330,282)
Cash payment in construction in progress-Jewelry Park	(24,233,680)	-
Net cash used in investing activities	(24,263,505)	(10,481,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from minority interest for the new subsidiary	73,465	-
Proceeds from bank loans-short term	6,530,186	20,759,049
Repayments of bank loans-short term	(13,060,372)	(49,333,268)
Proceeds from long term loan	-	3,674,759
Restricted cash	(9,991,098)	(20,331,414)
Proceeds from related party loan	-	64,971,981
Repayments of related party loan	-	(12,994,396)
Proceeds from debt financing instruments under private placement	65,301,858	-
Deferred financing costs	(653,019)	-

Net cash provided by financing activities	48,201,020	6,746,711

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(140,539)	(491,514)

NET INCREASE IN CASH AND CASH EQUIVALENTS	166,664	4,524,283

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,331,658	2,284,930

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,498,322	$6,809,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$2,584,438	$6,411,325
Cash paid for income tax	$2,704,280	$9,717,571

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared	$-	$5,276,277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, as amended.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

In April 2015, Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) established a new subsidiary Wuhan Kingold Internet Co., Ltd. (“Kingold Internet”). Total registered capital of Kingold Internet is RMB 1 million (approximately $0.16 million), of which Wuhan Kingold holds a 55% ownership interest and a third-party minority shareholder, Mr. Xiaofeng Lv, holds the remaining 45% ownership interest. Kingold Internet will engage in promoting the online sales of jewelry products through cooperation with Tmall.com, a large business-to-consumer online retail platform owned by Alibaba Group.

Based on the restructuring agreements and the subscription agreement, Wuhan Kingold is considered as a 100% contractually controlled affiliate. Kingold has, through its wholly owned subsidiaries Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”) and 55% owned subsidiary Kingold Internet, with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. Kingold is also obligated to absorb a majority of expected losses of Wuhan Kingold, which enables Kingold to receive a majority of expected residual returns from Wuhan Kingold. For the foregoing reasons and because Kingold has the power to direct the activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity under Accounting Standards Codification (“ASC”) 810-10-05-8A. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities. The Company makes an ongoing assessment to determine whether Wuhan Kingold is still a Variable Interest Entity.

The accompanying unaudited condensed consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show, and Wuhan Kingold as well as the newly established 55% controlled subsidiary Wuhan Kingold Internet Co., Ltd. The non-controlling interest represents the minority stockholder’s 45% proportionate share of the results of Kingold Internet. All significant inter-company balances and transactions have been eliminated in consolidation.

Kingold, Dragon Lead, Wuhan Vogue-Show, Kingold Internet and Wuhan Kingold are hereinafter collectively referred to as the “Company.”

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

Restricted Cash

As of June 30, 2015, the Company had restricted cash of $24,901,967 compared to $14,793,632 as of December 31, 2014. Approximately $1.5 million was related to the bank loan with China CITIC Bank Corporation Limited (“CITIC Bank”) – see Note 6. Approximately $17.7 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank– see Note 13 – Gold Lease Transactions. Approximately $5.7 million was related to the Debt payable deposit with China Shanghai Pudong Development Bank (“Pufa Bank”) – see Note 7 – Debts Payable.

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of June 30, 2015 and December 31, 2014, respectively, the Company recorded a lower of cost or market adjustment of $10.3 million and $0 to adjust the carrying value to market. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Long-Lived Assets

Certain assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect management’s assumptions based on the best available information.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Net revenues from customized production services made up approximately 3.38% of total revenue for the six months ended June 30, 2015, compared to 2.79% for the same period ended June 30, 2014.

Income Taxes

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at June 30, 2015 or at December 31, 2014.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2009 and after. As of June 30, 2015 the tax years ended December 31, 2009 through December 31, 2014 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting. See also Note 2, “Risks and Uncertainties”. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	June 30,	December 31,	June 30,
	2015	2014	2014

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.1088	US$1=RMB 6.1460	US$1=RMB 6.1565

Amounts included in the statements of operations and cash flows for the period	US$1=RMB 6.1254	US$1=RMB 6.1457	US$1=RMB 6.1419

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

Share or Stock-Based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes the accounting for employee stock-based awards. For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight-line basis over the requisite service period for the entire award. For the non-employee stock-based awards, the fair value of the awards to non-employees may be measured every reporting period based on the value of the Company’s common stock. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period.

Debts Payable

During the quarter ended June 30, 2015, the Company has adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. There was no impact on prior year financial statements and presentation because the debt issuance was consummated in March 2015.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Wuhan Kingold through a series of agreements. Although the Company believes the contractual relationships through which it controls Wuhan Kingold comply with current licensing, registration and regulatory requirements of the PRC, it cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that the Company’s structure or operating arrangements do not comply with applicable law, it could revoke the Company’s business and operating licenses, require it to discontinue or restrict its operations, restrict its right to collect revenues, require it to restructure its operations, impose additional conditions or requirements with which the Company may not be able to comply, impose restrictions on its business operations or on its customers, or take other regulatory or enforcement actions against the Company that could be harmful to its business. If such agreements were cancelled, modified or otherwise not complied with, the Company would not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including the organization and structure disclosed in Note 1 in the December 31, 2014 Form 10-K, this may not be indicative of future results.

Recent Accounting Pronouncements

In July 2015, The FASB has issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” In accordance with Topic 330, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to inventory that is measured using first-in, first-out (“FIFO”) or average cost. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-11 to have material impact its consolidated financial statements.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - INVENTORIES, NET

Inventories as of June 30, 2015 and December 31, 2014 consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
Raw materials (A)	$101,481,839	$51,502,635
Work-in-progress (B)	119,760,005	120,098,299
Finished goods (C)	30,246,018	40,795,429
Inventory valuation allowance	(10,344,003)	-
Total inventory	$241,143,859	$212,396,363

(A)	Included 3,067,547 grams of Au9999 gold in 2015 and 1,546,435 grams of Au9999 gold in 2014.
(B)	Included 3,551,970 grams of Au9999 gold in 2015 and 3,530,919 grams of Au9999 gold in 2014.
(C)	Included 889,947 grams of Au9999 gold in 2015 and 1,183,407 grams of Au9999 gold in 2014.

As of June 30, 2015 the Company recorded a $10,344,003 lower of cost or market adjustment. No lower of cost or marked adjustment was needed at December 31, 2014.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of June 30, 2015 and December 31, 2014:

	As of
	June 30,	December 31,
	2015	2014
Buildings	$2,511,212	$2,496,012
Plant and machinery	19,642,489	19,502,409
Motor vehicles	37,323	37,097
Office and electric equipment	664,827	652,268
Subtotal	22,855,851	22,687,786
Less: accumulated depreciation	(14,050,864)	(13,297,528)
Property and equipment, net	$8,804,987	$9,390,258

Depreciation expense for the six months ended June 30, 2015 and 2014 was $670,538 and $677,007, respectively. Depreciation expense for the three months ended June 30, 2015 and 2014 was $336,346 and $337,621, respectively.

NOTE 5 – DEPOSIT ON LAND USE RIGHT AND CONSTRUCTION IN PROGRESS

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an agreement (the “Agreement”) with third-parties, Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park Project,” which is proposed to be renamed to “Kingold Jewelry Cultural Industry Park” (the “Jewelry Park Project” or the “Project”). Pursuant to the Agreement, Wuhan Kingold will acquire the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which has been approved for real estate development use. Wuhan Kingold has committed to provide a total sum of RMB1.0 billion (approximately $164 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which are proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a hotel.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2015, Wuhan Kingold had made RMB 519 million (approximately $93 million) of payments toward the construction of the Jewelry Park Project. Of the RMB 519 million, RMB 60.4 million (approximately $9.9 million) was for the deposit on the Land Use Right, which represents the total cost of the Land Use Right. Wuhan Kingold is also required to make the construction payments to finance the entire construction project, as estimated based on certain construction project milestones listed below. Wuhan Kingold recorded RMB 506.8 million (approximately $83 million) as “Construction in Progress,” which includes total payment made plus capitalized interest of RMB40.7 million (approximately $6.7 million) on the long-term bank loan and plus capitalized interest of RMB 7.3 million (approximately $1.2 million) on the Debts. Due to a delay by the construction company in charge of the Project’s construction, the Company has delayed its payments to the construction company by five to six months. However, this delay is not expected to impact the total expected cost of RMB1.0 billion (approximately $164 million). As of June 30, 2015, the Company was still obligated to pay the remaining amount of RMB 481 million (approximately $79 million) in order to bring the construction project to completion. Any over budget cost will be the construction company's liability. The Company plans to make the remaining payment in August, September and October 2015 and the construction of the Jewelry Park Project is expected to be completed in October 2015. See payment schedule below.

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

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	200	33
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	6
January 2015†	250		-
February 2015†		28	5
April 2015		100	16
May 2015			-
June 2015	250		-
August 2015		100	16
September 2015		150	25
October 2015		230	38
Total	1,000	1,000	164

* Includes initial deposit made to seller

** In US$ based on current exchange rates

† Updated to reflect delay to payment schedule

Because the Land Use Right will not be transferred to Wuhan Kingold until the completion of the entire project, the payments of RMB 458.8 million made plus capitalized interest of RMB 48 million as of June 30, 2015 are recorded as “Construction in Progress” on the balance sheet until the Project is completed and certified for use. Upon the completion of the Project, the excess of RMB1.0 billion commitment over the actual amount spent on the construction of the Project shall be deemed as the actual cost of the Land Use Right. As of June 30, 2015, the payments of RMB 60.4 million made as of June 30, 2015 were recorded as “Deposit on Land Use Right.”

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - LOANS

Short term loans consist of the following:

		As of
		June 30,	December 31,
		2015	2014

a)	Loans payable to CITIC Bank Wuhan Branch	6,547,931	13,016,596
b)	Loan payable to Jiang’an Wuhan Branch of Hubei Bank Co	3,273,965	3,254,149

	Total short term loans	$9,821,896	16,270,745

a) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of RMB 80 million (approximately $13.0 million) consists of three working capital loan contracts originated on April 17, 2014, May 6, 2014 and May 29, 2014, with maturity dates of April 17, 2015, May 6, 2015 and May 29, 2015, respectively. The annual interest rate is 6.9%, 7.2% and 7.2%, respectively. All the loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB 18 million (approximately $3.0 million). The loan is also secured by 160 kilograms of Au9999 gold, approximately $3 million of which was pledged by Wuhan Kingold. In the second quarter of 2015, Wuhan Kingold paid off loans amounting to RMB 80 million (approximately $13.0 million) on their maturity dates. New loans with an aggregate amount of RMB 40 million (approximately $6.5 million) consists of two working capital loan contracts originated on May 29, 2015 and June 1, 2015, with maturity dates of March 29, 2016 and March 1, 2016, respectively. The annual interest rate of each such loan is 6.72%. All the loans from CITIC Bank Wuhan Branch were secured by restricted cash of RMB 9 million (approximately $1.5 million). In addition, the Company's subsidiary Wuhan Kingold and Mr. Zhihong Jia, Chairman and Chief Executive Officer of the Company, separately signed a maximum guarantee agreement with the bank, to provide a maximum RMB 155 million (approximately $25 million) guarantee for any bank borrowings that Wuhan Kingold borrows from CITIC Bank during May 25, 2015 through May 25, 2016.

b) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of RMB 20 million (approximately $3.3 million) originated on August 26, 2014, with a maturity date of August 26, 2015. The annual interest rate is 6.6%. This loan is secured by the Company’s building and land use rights.

Interest expense for all of the loans mentioned above for the six months ended June 30, 2015 and 2014 was $382,153 and $961,391, respectively. For the three months ended June 30, 2015 and 2014, it was $84,616 and $282,868, respectively.

Long term loan consists of the following:

		As of
		June 30,	December 31,
		2015	2014

c)	Loan payable to Chang’an International Trust Co., Ltd.	$32,715,100	$32,517,085
	Less current maturities	(32,715,100)	(28,844,777)
	Total long term loans	$-	$3,672,308

c) On November 29, 2013, Wuhan Kingold entered into a Trust Loan Contract in the amount of RMB 200 million (approximately $32.7 million as of the spot rate on June 30, 2015) with Chang’an International Trust Co., Ltd. (the “Trust Loan”) in order to undertake the aforementioned acquisition of the Jewelry Park Project (see Note 5). The Trust Loan was approved on December 3, 2013. The loan has a 24-month term, and bears interest at a fixed rate of 13.5% per annum. Wuhan Kingold pledged 1,000 kilograms of gold valued at approximately $39.2 million at June 30, 2015 to secure this loan. Interest for the Trust Loan in the amount of $2.2 million for the six months and $1.1 million for the three months ended June 30, 2015 was capitalized into construction in progress and was not recorded as part of total interest expenses.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - DEBTS PAYABLE

On February 9, 2015, Wuhan Kingold received a Notice of Acceptance of Registration (the “Acceptance”) from the PRC’s National Association of Financial Market Institutional Investors (the “NAFMII”), registering the issuance of up to RMB 750 million (approximately $120 million) of debt financing instruments by Wuhan Kingold pursuant to a Non-Public Oriented Debt Financing Instruments Private Placement Agreement, by and among Wuhan Kingold, Shanghai Pudong Development Bank Co., Ltd (“Pufa Bank”) and the other institutional investors named therein (together with Pufa Bank, the “Investors”), dated July 21, 2014 (the “Private Placement Agreement”). Such Private Placement Agreement became valid upon the Acceptance. In connection with the Private Placement Agreement, Wuhan Kingold and Pufa Bank entered into an Underwriting Agreement dated August 12, 2014, appointing Pufa Bank as the lead underwriter and bookkeeping manager for the issuance of the debt securities. The debt financing program is intended to operate similar to a commercial paper program. Under the program, Wuhan Kingold may issue the debt securities at any time within two years from the date of the Acceptance, with the initial issuance completed within six months from the date of the Acceptance. Wuhan Kingold is required to report any issuance to the NAFMII. The Private Placement Agreement provides that the Investors are entitled to, but are not required to, participate in any issuance, and prohibits using the proceeds from any issuance of debt securities for real estate and equity acquisition transactions.

On March 26, 2015, the Company completed the issuance of the first phase of debt financing instruments with the total amount of RMB 400 million (approximately $65 million) under the Private Placement Agreement. The debt has a one-year term and the annual interest rate is 7% and was secured by certain gold or gold products held by Wuhan Kingold and RMB 35 million (approximately $5.7 million) security deposit.

The implementation of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” results in the reclassification of certain debt issuance costs from deferred financing cost to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets.

A one-time financing cost of RMB 4 million (approximately $0.65 million) related to the issuance has been offset against the debts payable carrying amount and is being amortized on quarterly basis. As of June 30, 2015, deferred financing cost was $327,397. Amortization expense for the six months and three months ended June 30, 2015 was $327,397.

	As of
	June 30,	December 31,
	2015	2014
Gross Debts Payable for Phase One	$65,479,309	$-
Net financing cost	(327,397)	-

Debts Payable, net	$65,151,912	$-

The total amount of the second phase issuance will be RMB 350 million (approximately US$56 million), and will be secured by certain real property and construction in progress (including the Jewelry Park Project). In connection with the foregoing, Wuhan Kingold and Pufa Bank have entered into a Credit Agent Agreement (the “Credit Agent Agreement”), pursuant to which Pufa Bank serves as the agent of the holders of the debt securities. Zhihong Jia, Chairman and Chief Executive Officer of the Company, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement. The second phase issuance of RMB 350 million has not been realized as of June 30, 2015. The issuance is expected to happen before the first phase debt expiration date in March 2016 and the proceeds received will be used to pay back the first phase debt.

NOTE 8 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating losses for income tax purposes for 2015 and 2014. The Company has loss carry forwards of approximately $14,708,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2035. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of June 30, 2015 was approximately $5,001,000. The net increase in the valuation allowance for the period ended June 30, 2015 was $268,840.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show, Wuhan Kingold and Kingold Internet are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the six months ended June 30, 2015 and 2014.

The Company recorded approximately $2.59 million deferred income tax assets-current and $0.85 million deferred income tax liability-non-current as of June 30, 2015 compared to $0 as of December 31, 2014, from its foreign operations, which was related to a write-down of inventory reflecting the decline in gold prices.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States.

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014

United States	$(29,098)	$(1,051,094)	$(790,705)	$(2,308,388)
Foreign	174,399	23,576,540	9,501,589	48,794,517
	145,301	22,525,446	8,710,884	46,486,129

The components of deferred tax assets and deferred tax liability as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Deferred tax assets from net operating loss carry-forwards for parent company	$5,001,000	$4,732,000
Deferred tax assets from inventory allowance (temporary difference) of foreign subsidiaries	2,586,001	-
Valuation allowance	(5,001,000)	(4,732,000)
Deferred tax assets	$2,586,001	$-

Deferred tax liability:
Deferred tax liability from capitalized interest on the Jewelry Park CIP project	$851,271	$-
Deferred tax liability-long term	$851,271	$-

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - EARNINGS PER SHARE

As of June 30, 2015, Kingold had 294,000 warrants issued and outstanding in connection with the issuance of its common stock in public offerings. All of these warrants were issued in 2011, of which 150,000 have an exercise price of $3.25 and will expire on January 13, 2016, and 144,000 of which have an exercise price of $3.99, and will expire on January 13, 2016. As of June 30, 2015, these warrants were anti-dilutive because the exercise prices were higher than the average market price for the period ended June 30, 2015. Accordingly, such warrants are not included in weighted average shares calculation for 2015.

As of June 30, 2015, Kingold also had 3,220,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27, and will expire on October 31, 2021; 1,500,000 options were granted in 2011, with an exercise price of $2.59, and will expire on October 31, 2021; 1,300,000 options were granted in 2012, with an exercise price of $1.22, and will expire on January 9, 2022; 120,000 options were granted in 2012, with an exercise price of $1.49, and will expire on April 1, 2022; 90,000 options were granted in 2013, with an exercise price of $1.18, and will expire on July 16, 2023; and 90,000 options were granted in 2015, with an exercise price of $1.11 per share and will expire on February 25, 2025. As of June 30, 2015, all the options granted were anti-dilutive because the exercise prices were higher than the average market price for the period ended June 30, 2015. Accordingly, they are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income attributable to common stockholders	$573,619	$16,810,518	$7,154,826	$34,007,610

Weighted average number of common shares outstanding - Basic	65,963,502	65,953,462	65,963,502	65,881,239
Effect of dilutive securities:
Unexercised warrants and options	-	135,052	-	456,657
Weighted average number of common shares outstanding - Diluted	65,963,502	66,088,514	65,963,502	66,337,896

Earnings per share-Basic	$0.01	$0.25	$0.11	$0.52

Earnings per share-Diluted	$0.01	$0.25	$0.11	$0.51

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

NOTE 10 - OPTIONS

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 6.25 years. The aggregate fair value of the options was $85,822.

As of June 30, the Company had 2,835,625 outstanding vested stock options with a weighted average remaining term over 6.10 years. As of June 30, 2015, the Company had 384,375 unvested stock options with a weighted average remaining term over 6.26 years. Unrecorded stock-based compensation expense was $318,026 as of June 30, 2015. The Company recorded $315,127 and $1,225,990 stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively. The Company recorded $102,334 and $211,015 stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively.

The following table summarizes the Company’s stock option activity:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Fair Value
Outstanding, December 31, 2014	3,130,000	$1.93	6.66	$3,727,830

Granted	90,000	1.11	9.75	85,823
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2015	3,220,000	$1.90	6.26	$3,813,653

Exercisable, December 31, 2014	2,570,000	$2.03	6.58	$3,079,941

Exercisable, June 30, 2015	2,835,625	$2.00	6.10	$3,391,491

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11- NONCONTROLLING INTEREST

Non-controlling interest represents the minority stockholders’ 45% proportionate share of the results of the newly established subsidiary Kingold Internet.  A reconciliation of non-controlling interest as of June 30, 2015 and December 31, 2014 are as follows:

	As of
	June 30,	December 31,
	2015	2014
Beginning Balance	$-	$-
Capital Contribution	73,664	-
Proportionate share of Net loss	(188)	-
Foreign currency translation gain	81	-
Ending Balance	$73,557	$-

NOTE 12 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $26,308,403 and $16,052,999 as of June 30, 2015 and December 31, 2014, respectively. The cash balance held in the BVI bank accounts was $7,486 and $7,774 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company held $41,408 and $61,986 of cash balances within the United States, and none of such U.S. balance was in excess of FDIC insurance limits of $250,000 as of June 30, 2015 and December 31, 2014, respectively.

For the periods ended June 30, 2015 and 2014, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the periods was gold, which accounted for almost 100% of its total purchases for the periods ended June 30, 2015 and 2014. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the periods ended June 30, 2015 or 2014.

NOTE 13 - GOLD LEASE TRANSACTIONS

The Company leased gold as a way to fuel its growth and will return the same amount of gold to CCB, SPD Bank and CITIC Bank at the end of the respective lease agreements. Under these gold lease arrangements, each of CCB, SPD Bank and CITIC Bank retains beneficial ownership of the gold leased to the Company and treats it as if the gold is placed on consignment to the Company. All three banks have their own representatives on the Company’s premises to monitor on a daily basis the use and security of the gold leased to the Company. Accordingly, the Company records these gold lease transactions as operating leases because the Company does not have ownership nor has it assumed the risk of loss for the leased gold.

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

During 2014, the Company leased total of 1,515 kilograms of gold, which amounted to RMB 317.7 million (approximately $60.5 million) and returned 880 kilograms of gold, which amounted to RMB 218.2 million (approximately $35.2 million) back to CCB upon lease maturity. The remaining amount not yet returned to the Bank is due in various months in 2015 and 2016.

During the first quarter of 2015, the Company renewed three gold lease agreements with CCB and leased an aggregate of 880 kilograms of gold from CCB, valued at RMB 218.2 million (approximately $35.2 million). The leases have initial terms of one year and provide an interest rate of 6% per annum. At June 30, 2015, about 1,515 kilograms of leased gold leased in late 2014 were still outstanding and not yet returned to CCB. Such leased gold is due in various months in 2015 and 2016.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2)	Gold lease transactions with Shanghai Pudong Development Bank (“SPD Bank”)

On January 1, 2013, Wuhan Kingold entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank, with initial term of 12 months and such Framework Agreement has been subsequently extended to April 2016. From January 2013 to April 2015, the Company entered into separate lease agreements with SPD Bank with interest rates of 3.2% to 7.5% per annum. Lease payments to SPD are due quarterly, and are calculated based on the stated annual rate, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days the gold was leased.

During 2014, the Company leased a total of 2,380 kilograms of gold, which amounted to RMB 644.9 million (approximately $104.9 million) and also returned 1,465 kilograms of gold, which amounted to RMB 410.3 million (approximately $66.8 million) back to SPD Bank upon lease maturity. The remaining amount not yet returned to the Bank is due in various months through 2015.

On April 10, 2015, the Company entered into a gold lease agreement with SPD Bank to lease additional 197 kilograms of gold (valued at approximately RMB 46.98 million or approximately $7.7 million). The lease has initial term of one year and provides an interest rate of 3.2% per annum. The Company is required to deposit cash into an account at SPD Bank equal to RMB 50 million (approximately $8 million).

At June 30, 2015, about 792 kilograms of leased gold were outstanding and not yet returned to SPD Bank. Such leased gold is due in various months throughout 2015 and 2016.

3)	Gold lease transaction with CITIC Bank

On August 28, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank which has been subsequently extended to February 2016. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% to 6% per annum. Lease payments to CITIC Bank are due at the end of the leasing period. Under the gold lease agreement with CITIC Bank, the Company is required to pledge certain restricted cash into an account at CITIC as collateral.

During 2014, the Company leased a total of 1,300 kilograms of gold, which amounted to RMB 336.6 million (approximately $54.8 million), and returned 650 kilograms of gold, which amounted to RMB 169.7 million (approximately $27.6 million), back to CITIC Bank upon lease maturity. The remaining amount not yet returned to the Bank is due in various months through 2015.

On March 5, 2015, the Company entered into a gold lease agreement with CITTC Bank to lease an additional 150 kilograms of gold (valued at approximately RMB 36.8 million or approximately $6.0 million). The lease has an initial term of one month and provides an interest rate of 6% per annum. The Company is required to deposit cash into an account at CITTC Bank equal to RMB 8.0 million (approximately $1.3 million).

At June 30, 2015, about 500 kilograms of leased gold were outstanding and not yet returned to SPD Bank. Such leased gold is due in various months throughout 2015 and 2016.

As of June 30, 2015 and December 31, 2014, 2,807 kilograms and 3,080 kilograms of leased gold, at the approximate amounts of $112.6 million and $125.8 million, respectively, will be returned within fiscal year 2015 and 2016. Interest expense for the leased gold for the periods ended June 30, 2015 and 2014 was $3.74 million and $3.5 million, respectively, which was included in the cost of sales. For the three months ended June 30, 2015 and 2014, interest expense was $1.9 million and $1.9 million, respectively, which was included in the cost of sales.

NOTE 14 – COMMITMENTS

Future payment commitments under the purchase agreement of “Kingold Jewelry Cultural Industry Park” amounted to RMB 481 million (approximately $79 million) are expected to be paid in August, September and October 2015 to bring the construction project to completion. See Note 5 “Deposit on Land Use Right.”

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – CONVERTIBLE NOTE PURCHASE AGREEMENT

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

In connection with the entry into the Purchase Agreement, the Company will enter into a registration rights agreement (the “Registration Rights Agreement”) with the Holder as a condition to closing the sale of the Note, which sets forth the rights of the Holder to have the shares of common stock issuable upon conversion of the Note registered with the SEC for public resale under the Securities Act. Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement with the SEC (the “Initial Registration Statement”) within 60 days following the date of the issuance of the Note, registering the shares of common stock issuable upon conversion of the Note. The Company is required to use its reasonable best efforts to have the Initial Registration Statement declared effective as promptly as possible following the filing thereof and, in any event, by no later than 90 days after the date of the issuance of the Note. In addition, the agreement gives the Holder the ability to exercise certain piggyback registration rights in connection with registered offerings by the Company.

The Convertible Note Purchase Agreement was set to terminate automatically on May 31, 2015 in the absence of a closing or extension at the discretion of the Holder. Closing did not occur prior to such time because the Company had not located a $15 million letter of credit required under the agreement. The Holder has not provided written notice to the Company of its intention either to terminate or to extend the Convertible Note Purchase Agreement, and the Company continues to pursue the $15 million letter of credit. While there can be no guarantee that the Company will locate a letter of credit on terms acceptable to the Holder, the Company remains willing to proceed under the Convertible Note Purchase Agreement.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16– SUBSEQUENT EVENTS

Service Agreement

On August 12, 2015, The Company signed a consulting agreement to engage Bespoke Independent Partners ("BIP"), a fully owned subsidiary of FPIA Partners LLC to operate as strategic advisors to Kingold in all matters relating to investor relations, capital markets and shareholder value creation strategy.

The Company will pay an initial three month retainer fee of $12,000 as well as a due diligence fee of $15,000 upon execution of the contract. Thereafter, the Company shall pay BIP $4,000 per month, which fee shall be paid quarterly in advance.

Pursuant to the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranges from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period.

Gold Leasing Activity

On July 20, 2015, the Company returned 310 kilograms of gold (valued at approximately RMB 81.4 million or approximately $13.2 million) to SPD Bank when the gold lease expired on July 18, 2015 (see Note 14 above). The Company entered into new gold lease agreements with SPD Bank to lease 150 kilograms of gold (valued at approximately RMB 34.4 million or approximately $5.6 million) and 160 kilograms of gold (valued at approximately RMB 36.7 million or approximately $6.0 million). The new leases have initial terms of ten months and eleven months, respectively, and each provides an interest rate of 6% per annum.

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

In April 2015, we established a new subsidiary Wuhan Kingold Internet Co., Ltd. ("Kingold Internet"). Total registered capital of Kingold Internet is RMB 1 million (approximately $0.16 million), of which we hold a 55% ownership interest and a third-party minority shareholder, Mr. Xiaofeng Lv, holds the remaining 45% ownership interest in Kingold Internet. Kingold Internet will be engaged in promoting the online sales of jewelry products through cooperation with Tmall.com, a large business-to-consumer online retail platform owned by Alibaba Group.

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

In light of the growth in the investment gold business sector, we have signed agreements with various leading banks in China, such as the Bank of Communication, China Merchant Bank and Hubei Bank, to sell gold bars and coins and other products through bank branches. We tested this business model in 2011, and investment gold accounted for approximately 1.7% of our total revenue in 2014, 8.9% of our total revenue in 2013 and 5.0% of our total revenue in 2012. Our total sales of investment gold for the first six months of 2015 amounted to roughly $2.2 million. To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB 1 billion (approximately $165 million at the then-current exchange rate). We have financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may finance part of the remaining payments through proceeds derived from the presale of some of the commercial units as we secured pre-sale permission for five buildings in January 2015. As of June 30, 2015, we have not conducted the pre-sale of the Jewelry Park due to the construction delay and we expect to pre-sale the Park in late September and early October when the construction work has been substantially completed. The land use rights are held in the Shanghai Creative Industry Park, which we intend to rename the Kingold Jewelry Cultural Industry Park (“Jewelry Park”). We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers in China, and may also sell developed commercial and residential properties built on this site to individual and corporate buyers. The agreement was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited initially granting us a portion of Wuhan Huayuan Science and Technology Development Limited Company’s, or Wuhan Huayuan’s, ownership, granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and naming Wuhan Huayuan as agent for the completion of the construction. Upon our payment of the final installment payment, we will become the 100% owner of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Wansheng, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes. As of June 30, 2015, we have made RMB 519 million (approximately US$93 million) of payments toward the construction of the Jewelry Park Project and we are still obligated to pay the remaining amount of RMB 481 million (approximately US$79 million) in order to bring the construction project to completion. Any over budget cost will be the construction company's liabilities. We plan to make the remaining payment in August, September and October 2015 and the construction of the project is expected to be completed in October 2015.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three and six months ended June 30, 2015 and 2014 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

NET SALES	$249,421,052	$339,766,164	$455,616,272	$647,219,263

COST OF SALES
Cost of sales	(246,684,484)	(314,950,855)	(441,805,439)	(594,244,102)
Depreciation	(311,110)	(306,688)	(620,110)	(614,967)
Total cost of sales	(246,995,594)	(315,257,543)	(442,425,549)	(594,859,069)

GROSS PROFIT	2,425,458	24,508,621	13,190,723	52,360,194

OPERATING EXPENSES
Selling, general and administrative expenses	2,205,197	1,053,314	3,883,563	3,618,490
Stock compensation expenses	102,344	612,995	315,127	1,225,990
Depreciation	25,237	30,933	50,428	62,040
Amortization	3,096	3,065	6,170	6,154
Total operating expenses	2,335,874	1,700,307	4,255,288	4,912,674

INCOME FROM OPERATIONS	89,584	22,808,314	8,935,435	47,447,520

OTHER INCOME (EXPENSES)
Other Income	6,530	-	6,530	-
Interest Income	133,803	-	151,072	-
Interest expense	(84,616)	(282,868)	(382,153)	(961,391)
Total other expenses, net	55,717	(282,868)	(224,551)	(961,391)

INCOME FROM OPERATIONS BEFORE TAXES	145,301	22,525,446	8,710,884	46,486,129

INCOME TAX PROVISION (BENEFIT)
Current	557,373	5,714,928	3,286,274	12,203,971
Deferred	(985,503)	-	(1,730,028)	274,548
Total income tax provision (benefit)	(428,130)	5,714,928	1,556,246	12,478,519

NET INCOME	573,431	16,810,518	7,154,638	34,007,610
Add: net loss attributable to non-controlling interest	188	-	188	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	573,619	16,810,518	7,154,826	34,007,610

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	488,151	332,315	1,587,816	(1,666,440)
Less: foreign currency translation gain attributable to noncontrolling interest	(81)	-	(81)	-
Foreign currency translation gains (loss) attributable to common stockholders	488,070	332,315	1,587,735	(1,666,440)

COMPREHENSIVE INCOME	$1,061,689	$17,142,833	$8,742,561	$32,341,170

Three and Six Months Period Ended June 30, 2015, Compared to Three and Six Months Period Ended June 30, 2014

Net Sales

Net sales for the three months ended June 30, 2015 amounted to $249.4 million, a decrease of $90.3 million, or 26.6%, from net sales of $339.8 million for the three months ended June 30, 2014. The decrease in net sales was primarily due to decreased production and sales volume down to 14.5 metric tons for the three months ended June 30, 2015 from 17.9 metric tons for the same period in 2014, a decrease of 3.4 metric tons. The decrease in net sales was also due to decreased selling price. Our average selling price for branded production, customized production and gold trade-in decreased by 8.4%, 11.9% and 6.0%, respectively, as compared to the same period of 2014. Of the $90.3 million decrease in net sales, approximately $63 million was attributable to decreased production and sales volume, and approximately $29.6 million due to the decrease in the price of gold, with the remaining due to the translation gain from RMB into USD.

In the second quarter of 2015, we processed a total of 14.5 metric tons of gold, of which branded production accounted for 7.6 metric tons (52.4%) and customized production accounted for 6.9 metric tons (47.6%). In the second quarter of 2014, we processed a total of 17.9 metric tons of gold, of which branded production accounted for 8.7 metric tons (48.6%) and customized production accounted for 9.2 metric tons (51.4%).

Net sales for the six months ended June 30, 2015 amounted to $455.6 million, a decrease of $191.6 million, or 29.6%, from net sales of $647.2 million for the six months ended June 30, 2014. The decrease was due to decreased sales volume by 5.5 metric tons, plus our average selling price for sales of branded production, customized production and gold trade-in decreased by 6.6%, 6.8% and 4.1% respectively, as compared to the same period of 2014. Of the $191.6 million decrease in net sales, approximately $148.9 million was attributable to decreased production and sales volume, and approximately $42.8 million was due to the decrease in the price of gold, with the remaining due to the translation gain from RMB into USD. China’s economy has slowed in 2015 and the price of gold has steadily decreased throughout 2015. In addition, Chinese consumers’ demand for gold has decreased substantially. The favorable Chinese stock market during the first half of 2015 also made the demand for gold much less appealing than in other periods. With the overall commodity market and gold market under continued pressure, we anticipate a weak demand for gold in China for the remainder of 2015, particularly with the significant government devaluation of the RMB in August 2015.

In the first half of 2015, we processed a total of 26.8 metric tons of gold, of which branded production accounted for 12.5 metric tons (46.6%) and customized production accounted for 14.3 metric tons (53.4%). In the first half of 2014, we processed a total of 32.3 metric tons of gold, of which branded production accounted for 16.6 metric tons (51.4%) and customized production accounted for 15.7 metric tons (48.6%).

Metric Tons of Gold Processed

Three Months Ended

In Metric Tons	June 30, 2015		June 30, 2014

Branded	6.9	47.6%	8.7	48.6%
Customized	7.6	52.4%	9.2	51.4%

TOTAL	14.5	100.0%	17.9	100.0%

Six Months Ended

In Metric Tons	June 30, 2015		June 30, 2014

Branded	12.5	46.6%	16.6	51.4%
Customized	14.3	53.4%	15.7	48.6%

TOTAL	26.8	100.0%	32.3	100.0%

Cost of Sales

Cost of sales for the three months ended June 30, 2015 amounted to $247.0 million, a decrease of $68.3 million, or 21.7%, from $315.3 million for the same period in 2014. The $68.3 million decrease was primarily due to decreased sales.

Cost of sales for the six months ended June 30, 2015 amounted to $442.4 million, a decrease of $152.4 million, or 25.6%, from $594.9 million for the same period in 2014. The $152.4 million decrease was primarily due to decreased sales.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $2.4 million, a decrease of $22.1 million, or 90.1%, from $24.5 million for the same period in 2014. Accordingly, gross margin for the three months ended June 30, 2015 was 1.0%, compared to 7.2% for the same period in 2014. The primary reason for the substantial decrease in gross margin was that the gold price had continuous drop in 2015. Gold price varied from as low as $1,175.95 per ounce on April 30, 2015 to as high as $1,225.00 per ounce on May 13, 2015 in the period and dropped to $1,080.80 per ounce on July 23, 2015. The price of gold after the period end is important to our company, as it determines whether we need to re-value our inventory during the period. Due to market price of gold decline, we received reduced sales orders from customized production segment which normally has higher profit margin than our branded production sales, because we can charge higher selling price to customers for services rendered, In addition, in second quarter of 2015, the Company had $7.3 million write-down of inventory due to decrease in gold price, which was not the case in the same period of 2014.

Gross profit for the six months ended June 30, 2014 was $13.2 million, a decrease of $39.2 million, or 74.8%, from $52.9 million for the same period in 2014. Accordingly, gross margin for the six months ended June 30, 2015 was 2.9%, compared to 8.1% for the same period in 2014. The primary reason for the substantial decrease in gross margin was the Company purchased a large quantity of gold inventory at year end of 2013 and beginning of 2014 at low market prices, making the first half of 2014 production at much lower cost than normal. In addition, we received more sales orders from customized production segment in the first half of 2014, which normally has higher profit margin than our branded production sales because we can charge higher selling price to customers for services rendered. In the first half of 2015, due to market price of gold decline, we received reduced sales orders from customized production segment and accordingly our gross margin was negatively affected. Gold price varied from as low as $1,147.25 per ounce on March 18, 2015 to as high as $1,295.75 per ounce on January 22, 2015 in the period and dropped to $1,080.80 per ounce on July 23, 2015. The price of gold after the period end is important to our company, as it determines whether we need to re-value our inventory during the period. Accordingly, the Company had $10.3 million write-down of inventory due to decrease in gold price, which was not the case in the same period of 2014.

Expenses

Total operating expenses for the three months ended June 30, 2015 were $2.3 million compared with $1.7 million for the same period in 2014. The increase was mainly due to increased Selling, General & Administrative expenses as a result of final settlement of legal expenses.

Interest expenses were $0.08 million for the three months ended June 30, 2015 compared with $0.3 million for the same period in 2014. Interest expenses decreased because we paid off approximately $7.9 million in loans from Xing Ye Bank.

Total operating expenses for the six months ended June 30, 2015 were $4.3 million compared with $4.9 million for the same period in 2014. The decrease in operating expense by $0.66 million or 13.4% was primarily due to decreased stock-based compensation expenses because certain prior year issued stock options have been fully amortized by early 2015.

Interest expenses were $0.4 million for the six months ended June 30, 2015 compared with $1.0 million for the same period in 2014. Interest expenses decreased because we paid off approximately $6.5 million in loans from CITIC Bank.

The income tax benefit was approximately -$0.4 million for three months ended June 30, 2015, versus income tax provision of approximately $5.7 million for the same period in 2014, a decrease of $6.1 million, or 107.5%. The decrease was primarily due to the decrease in our taxable income, which decreased due to lower demand for our products.

The provision for income tax expense was approximately $1.6 million for the six months ended June 30, 2015, a decrease of $10.9 million, or 87.5%, from approximately $12.5 million for the same period in 2014. The decrease was primarily due to the decrease in our taxable income, which decreased due to lower demand for our products.

Net Income Attributable to Common Stockholders

Due to the decrease in sales and increase in expenses, net income was $0.6 million for the three months ended June 30, 2015 compared to $16.8 million for the same period in 2014, a decrease of $16.2 million, or 96.6%.

Net income attributable to common stockholders decreased to $7.2 million for the six months ended June 30, 2015 from $34.1 million for the same period in 2014, a decrease of $26.9 million, or 79.0%, as a result of the matters described above.

Cash Flows

Net cash provided by (used in) operating activities.

Net cash used in operating activities was $23.6 million for the six months ended June 30, 2015, compared with net cash provided by operating activities of $8.8 million for the same period in 2014. The change was mainly because of the decrease in net income by $26.9 million for the six months ended June 30, 2015 as compared to the same period of 2014 and a $10.3 million inventory valuation allowance as the gold price dropped sharply.

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

Net cash used in investing activities was $24.3 million for the six months ended June 30, 2015, compared with net cash used in investing activities of $10.5 million for the six months ended June 30, 2014. The increase in net cash used was mainly because of the cash payment for the Jewelry Park construction.

Analysis and Expectations.   In the short term, our cash used in investing activities may change significantly depending highly on the progress of the Jewelry Park.

Net cash provided by financing activities.

Net cash provided by financing activities was $48.2 million for the six months ended June 30, 2015, compared with net cash provided by financing activities of $6.7 million for the six months ended June 30, 2014. On March 26, 2015, we completed the issuance of the first phase of debt financial instruments in the aggregate amount of RMB 400 million (approximately $65 million) under the Private Placement Agreement underwritten by Shanghai Pudong Development Bank. See Note 7 to our consolidated financial statements appearing elsewhere in this report. The Company also paid off some loans from CITIC Bank totaling $13.1 million, see to our consolidated financial statements appearing elsewhere in this report for details.

Analysis and Expectations.   We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained.

Off-Balance Sheet Arrangements

We originally had guaranteed payment to a non-related third-party of RMB 68 million ($11.1 million) in bank loans. The guarantee terminated in May 2015.

As of June 30, 2015 and December 31, 2014, 2,807 kilograms and 3,080 kilograms of leased gold, at the amount of $112.6 million and $125.8 million, respectively, will be returned within fiscal year 2015 and 2016. Interest expense for the leased gold for the periods ended June 30, 2015 and 2014 was $3.74 million and $3.5 million, respectively, which was included in the cost of sales. For the three months ended June 30, 2015 and 2014, interest expense was $1.9 million and $1.9 million, respectively, which was included in the cost of sales. Please refer to Note 13 Gold Lease Transactions for more details.

Liquidity and Capital Resources

As of June 30, 2015, we had approximately $1.5 million in cash and cash equivalents. We also had approximately $24.9 million restricted cash with several P.R.C banks. We have financed our operations with cash flow generated from operations and through borrowing of short-term bank loans generally with a term of one year as well as through private and public borrowing and offerings in the U.S. and Chinese capital markets, such as our recent placement under our commercial paper program with Shanghai Pudong Development Bank.

At June 30, 2015, we had total outstanding short-term loans of $9.8 million from CITIC Bank ($6.5 million) as well as Hubei Bank ($3.3 million). The amounts outstanding under these bank loans are presented in our financial statements as “short-term loans.” For additional information regarding our short-term loans, please see Note 6 to our consolidated financial statements included elsewhere in this Quarterly Report.

As of June 30, 2015, we had a positive working capital of $165.9 million. We have maintained a very good relationship with the banks from where we leased gold. Therefore we believe that we are able to renew current gold leases upon maturity and obtain additional gold lease from the bank, if necessary. As disclosed in our Subsequent Events- Note 16 for the quarter ended June 30, 2015, we were able to enter into new gold lease agreement with SPD Bank to lease total 310 kilograms of gold. We are expecting to generate additional cash flows in the coming period of time from developing new customers, expanding our sales through our online sales platform and an increase in our revenue during the upcoming sales season. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next 12 months.

On October 23, 2013, we entered into an acquisition agreement with Wuhan Wansheng House Purchasing Limited, or Wuhan Wansheng and Wuhan Huayuan Science and Technology Development Limited Company, or Wuhan Science. The acquisition agreement provides for the acquisition of the Shanghai Creative Industry Park, which is proposed to be renamed the Kingold Jewelry Cultural Industry Park (the “Jewelry Park” or the “Park”). The Jewelry Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

Pursuant to the acquisition agreement, we acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park for approximately RMB 1.0 billion (approximately $164 million at then current exchange rates) from Wuhan Science (which had acquired the rights from Wuhan Wansheng in July 2013), and authorized Wuhan Wansheng, as agent, to complete construction of the Jewelry Park.

We currently intend to finance the Jewelry Park predominantly with bank loans supplemented by our operating cash flows, and where possible, deposits or advances that may be received from lessees.

Payments for the project will be made to Wuhan Wansheng in tranches, as follows, in line with the completion of certain building installments, as outlined in the acquisition agreement:

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Payment Commitment (US$ in millions)**
October 2013*	200	200	33
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	6
January 2015†	250		-
February 2015†		28	5
April 2015		100	16
May 2015			-
June 2015	250		-
August 2015		100	16
September 2015		150	25
October 2015		230	38
Total	1,000	1,000	164

* Includes initial deposit made to seller

** In US$ based on current exchange rates

† Updated to reflect delay to payment schedule

The acquisition agreement specifies that upon payment of the initial RMB 200 million tranche, Wuhan Wansheng will transfer a portion of Wuhan Science’s ownership to Wuhan Kingold  and register Wuhan Kingold as the 60% shareholder of the Park. At that time, Wuhan Kingold will have the right to appoint the chief financial officer for the project to supervise and manage the use of the funds. Upon payment of the final installment, Wuhan Wansheng will register the remaining interests in Wuhan Kingold’s name and it will be the 100% owner of the Park.

If Wuhan Kingold is more than 45 days late in any payment, Wuhan Wansheng may unilaterally terminate the agreement. Wuhan Kingold did not make all payments according to the schedule because of delays in construction; however, we do not believe such delays triggered Wuhan Wansheng’s unilateral termination right due to Wuhan Wansheng’s construction delays. Upon termination, Wuhan Kingold will be required to return ownership to Wuhan Wansheng within 15 days after receiving written notice of the rescission of the acquisition agreement. Wuhan Wansheng would also be required to return all capital paid by Wuhan Kingold within 60 days after the termination of the acquisition agreement.

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

The ability of Wuhan Vogue-Show Jewelry Co., Inc. or “Wuhan Vogue-Show” to pay dividends may be restricted due to the PRC’s foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute any dividends outside of the PRC due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars. Accordingly, Wuhan Vogue-Show’s funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

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

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold, and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on an assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital. We recorded a $10.3 million inventory valuation allowance on June 30, 2015 in light of the decrease in the price of gold as at June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB6.1988 on June 30, 2015). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. For example, in early August 2015, the PBOC devalued China’s currency in an effort to make the RMB more market-oriented and to help China’s exporters sell their goods abroad. As all of our net revenues are recorded in RMB, any further devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our short-term borrowings as of June 30, 2015, were approximately $9.8 million, and interest expenses paid were $0.4 million for the six months ended June 30, 2015. The majority of the interest expense was due to CITIC Bank.

At the end of June 30, 2015, our weighted average interest rate was 11.1%. We do not expect the interest expense will change dramatically as we have secured a gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross profit margin and profitability. Furthermore, the carrying value of our inventory may be affected. Significant decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period’s gross profit margin and profitability. The price of gold had dropped noticeably by June 30, 2015. As such, we recorded an inventory valuation allowance of $10.3 million on June 30, 2015.

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

In connection with the preparation of this report, management determined that, as of June 30, 2015, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses: (i) lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations; (ii) insufficient resources with technical competency to review and record non-routine or complex transactions; and (iii) lack of full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions. While our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions with a value in excess of $250,000, we are still exploring implementing additional policies and procedures to address these material weaknesses, which may include: (i) reporting other material transactions to the Board and obtaining proper approval; and (ii) recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal half of 2015. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to our risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Because our revenues are generated in RMB and our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China (“PBOC”) began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. For example, in early August 2015, the PBOC devalued its currency in an effort to make its currency more market-oriented and to help China’s exporters sell their goods abroad. As all of our net revenues are recorded in RMB, any further devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Lease Agreement (English translation), dated February 1, 2015, by and between Wuhan Kingold and Vogue Show. (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed with the Commission on June 30, 2015).
10.2	Convertible Note Purchase Agreement, dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.3	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release dated August 19, 2015, titled “Kingold Jewelry Reports Financial Results for the Second Quarter Ended June 30, 2015”

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2015

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer