Form 10-Q
period 2015-09-30
KINGOLD JEWELRY, INC.
filed 2015-11-16
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2015

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

As of November 16, 2015, there were issued and outstanding 65,963,502 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page Number
PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION		35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures		37

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;
•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;
•	non-performance of suppliers of their sale commitments and customers of their purchase commitments;
•	non-performance of third-party service providers;
•	adverse conditions in the industries in which our customers operate, including a general economic downturn , a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;
•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;
•	our ability to manage growth;
•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully manage any acquired business;
•	our ability to integrate acquired businesses;
•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;
•	our ability to retain and attract senior management and other key employees;
•	any internal investigations and compliance reviews of the Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;
•	changes in People’s Republic of China (“PRC”) or U.S. tax laws;
•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;
•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;
•	our ability to protect our intellectual property rights;
•	the risk of an adverse outcome in any material pending and future litigation;
•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;

•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and working capital loans;

•	our ability to understand China’s commercial real estate market as we build Kingold Jewelry Cultural Industry Park (“Jewelry Park”) and to manage the relationships with the planned tenants in the Jewelry Park;

•	our ability to sell the commercial property for which we received permission to sell in 2014 that we are building in the Jewelry Park;

•	our knowledge of and marketing capabilities in markets outside of China, particularly the Middle East, as we begin to expand our business outside of China; and

•	other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward-looking statement, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	September 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$29,614,182	$1,331,658
Restricted cash	28,126,941	14,793,632
Accounts receivable	188,971	503,406
Inventories, net	272,605,177	212,396,363
Other current assets and prepaid expenses	265,949	57,971
Value added tax recoverable	12,495,126	4,501,426
Total current assets	343,296,346	233,584,456

PROPERTY AND EQUIPMENT, NET	8,171,001	9,390,258

OTHER ASSETS
Deposit on land use right-Jewelry Park	9,498,536	9,819,687
Construction in progross-Jewelry Park	81,721,286	58,310,818
Other assets	151,941	157,078
Land use right	467,012	492,027
Total other assets	91,838,775	68,779,610
TOTAL ASSETS	$443,306,122	$311,754,324

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term loans	$53,511,285	$16,270,745
Long term loans - current maturities	31,453,618	28,844,777
Debts payable, net	62,797,066	-
Deposit payables-Jewelry Park	22,663,603	-
Other payables and accrued expenses	5,273,180	2,970,770
Income tax payable	87,218	978,713
Other taxes payable	465,345	777,537
Total current liabilities	176,251,315	49,842,542

Deferred income tax liability-Non-Current	1,307,187	-
Long term loans	-	3,672,308
TOTAL LIABILITIES	177,558,502	53,514,850

COMMITMENTS

EQUITY
Preferred stock, $0.001 par value, 500,000 shares
authorized, none issued or outstanding
as of September 30, 2015 and December 31, 2014	-	-
Common stock $0.001 par value, 100,000,000 shares
authorized, 65,963,502 shares issued and outstanding
as of September 30, 2015 and December 31, 2014	65,963	65,963
Additional paid-in capital	79,877,646	79,460,175
Retained earnings
Unappropriated	178,922,343	163,002,075
Appropriated	967,543	967,543
Accumulated other comprehensive income	5,846,677	14,743,718
Total stockholders' equity	265,680,172	258,239,474

Noncontrolling interest	67,448	-
Total Equity	265,747,620	258,239,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$443,306,122	$311,754,324

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

NET SALES	$263,762,713	$251,006,255	$719,378,985	$898,225,518

COST OF SALES
Cost of sales	(247,894,654)	(240,742,984)	(689,700,092)	(834,987,086)
Depreciation	(304,849)	(307,790)	(924,958)	(922,756)
Total cost of sales	(248,199,503)	(241,050,774)	(690,625,050)	(835,909,842)

GROSS PROFIT	15,563,210	9,955,481	28,753,935	62,315,676

OPERATING EXPENSES
Selling, general and administrative expenses	3,247,362	1,699,795	7,130,925	5,318,285
Stock compensation expenses	102,344	612,995	417,471	1,838,985
Depreciation and amortization	27,810	33,296	84,407	101,490
Total operating expenses	3,377,516	2,346,086	7,632,803	7,258,760

INCOME FROM OPERATIONS	12,185,694	7,609,395	21,121,132	55,056,916

OTHER INCOME (EXPENSES)
Other Income	3,209	-	9,740	-
Interest Income	(575)	-	150,497	-
Interest expense	(273,953)	(577,858)	(656,106)	(1,539,249)
Total other expenses, net	(271,319)	(577,858)	(495,869)	(1,539,249)

INCOME FROM OPERATIONS BEFORE TAXES	11,914,375	7,031,537	20,625,263	53,517,667

INCOME TAX PROVISION (BENEFIT)
Current	71,176	3,373,114	3,357,451	15,577,085
Deferred	3,078,209	(1,575,575)	1,348,181	(1,301,027)
Total income tax provision (benefit)	3,149,385	1,797,539	4,705,632	14,276,058

NET INCOME	$8,764,990	$5,233,998	$15,919,631	$39,241,609
Add: net loss attribute to the noncontrolling interest	448	-	636	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	8,765,438	5,233,998	15,920,267	39,241,609

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	(10,487,596)	72,284	(8,899,780)	(1,594,156)
Add: foreign currency translation loss
attributable to noncontrolling interest	2,821	-	2,739	-
Foreign currency translation gains (loss)
attributable to common stockholders	(10,484,775)	72,284	(8,897,041)	(1,594,156)

COMPREHENSIVE INCOME(LOSS)	$(1,719,337)	$5,306,282	$7,023,226	$37,647,453
Earnings per share
Basic	$0.13	$0.08	$0.24	$0.60
Diluted	$0.13	$0.08	$0.24	$0.59
Weighted average number of shares
Basic	65,963,502	65,953,462	65,963,502	65,905,667
Diluted	65,963,502	66,137,568	65,963,502	66,285,370

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	For the nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,919,631	$39,241,609
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,009,365	1,024,246
Amortization of deferred financing costs	162,322	-
Share based compensation for services	417,471	1,838,985
Inventory valuation allowance	-	6,301,209
Deferred tax provision (benefit)	1,348,181	(1,301,027)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	307,315	515,603
Inventories	(69,261,230)	(48,770,478)
Other current assets and prepaid expenses	(134,535)	8,136,861
Value added tax recoverable	(9,744,403)	365,586
Increase (decrease) in:
Other payables and accrued expenses	2,438,517	(826,274)
Deposit payables	23,374,347	-
Income tax payable	(886,440)	134,356
Other taxes payable	1,052,294	(146,645)
Net cash (used in) provided by operating activities	(33,997,165)	6,514,031

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(59,406)	(173,164)
Cash deposit for land use right-Jewelry Park	-	(14,694,597)
Cash payment in construction in progress-Jewelry Park	(26,111,485)	-
Net cash used in investing activities	(26,170,891)	(14,867,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from minority interest for capital registration	73,045	-
Proceeds from bank loans-short term	55,189,430	23,991,542
Repayments of bank loans-short term	(16,232,185)	(57,010,410)
Proceeds from long term loan	-	3,671,113
Restricted cash	(14,250,445)	(4,132,361)
Proceeds from related party loan	-	64,990,983
Repayments of related party loan	-	(12,998,197)
Cash dividend paid	-	(5,276,277)
Deferred financing costs	(649,287)	-
Net proceeds from debt financing instruments private placement	64,928,741	-
Net cash provided by financing activities	89,059,299	13,236,393

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(608,719)	(612,792)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,282,524	4,269,871

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,331,658	2,284,930

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,614,182	$6,554,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$3,751,584	$10,192,638
Cash paid for income tax	$4,243,891	$15,442,729

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, as amended.

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

Restricted Cash

As of September 30, 2015, the Company had restricted cash of $28,126,941 compared to $14,793,632 as of December 31, 2014. Approximately $1.4 million was related to the bank loan with China CITIC Bank Corporation Limited (“CITIC Bank”) and $0.5 million was related to the bank loan with Minsheng Bank Trust Fund– see Note 6. Approximately $ 20.6 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank– see Note 14 – Gold Lease Transactions. Approximately $5.5 million was related to the Debt payable deposit with China Shanghai Pudong Development Bank (“Pufa Bank”) – see Note 7 – Debts Payable.

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of September 30, 2015 and December 31, 2014, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was below the market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Construction in Progress

Construction in progress represents property and buildings under construction and consists of construction expenditures, equipment procurement, and other direct costs attributable to the construction. Construction in progress is not depreciated. Upon completion and when ready for intended use, construction in progress is reclassified to the appropriate category within property, plant and equipment or will be classified as an asset held for sale.

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2015 and December 31, 2014.

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

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, deposit payables, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The Company determined that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions.

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

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts when: (i) the contracted services have been performed and (ii) collectability is deemed probable. Net revenues from customized production services made up approximately 2.7% of total revenue for the nine months ended September 30, 2015, compared to 3.0% for the same period ended September 30, 2014.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at September 30, 2015 or at December 31, 2014.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2009 and after. As of September 30, 2015 the tax years ended December 31, 2009 through December 31, 2014 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting. See also Note 2, “Risks and Uncertainties”. The exchange rate as of September 30, 2015, December 31, 2014 and September 30, 2014 are as follows:

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	September 30,		December 31,		September 30,
	2015		2014		2014

Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$	1=RMB 6.3538	US$	1=RMB 6.1460	US$	1=RMB 6.1547

Amounts included in the statements of operations and cash flows for the period	US$	1=RMB 6.1606	US$	1=RMB 6.1457	US$	1=RMB 6.1480

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

Debts Payable

During the quarter ended June 30, 2015, the Company adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. There was no impact on prior year financial statements and presentation because the debt issuance was consummated in March 2015.

Deposit payables - Jewelry Park

Deposit payables consist of amounts received from customers relating to the pre-sale of the Company’s residential or commercial units in the Jewelry Park. The Company receives these funds and recognizes them as a liability until the revenue can be recognized.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. This amendment defers the effective date of the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company is evaluating the effect, if any, this update will have on the Company's consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The SEC staff noted that ASU 2015-03 does not address when a company has debt issuance costs related to lines-of-credit arrangements, which may not have an outstanding balance. As a result, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - INVENTORIES, NET

Inventories as of September 30, 2015 and December 31, 2014 consisted of the following:

	As of
	September 30,	December 31,
	2015	2014

Raw materials (A)	$129,230,176	$51,502,635
Work-in-progress (B)	113,752,964	120,098,299
Finished goods (C)	29,622,037	40,795,429
Inventory valuation allowance	-	-
Total inventory	$272,605,177	$212,396,363

(A)	Included 4,294,366 grams of Au9999 gold in 2015 and 1,546,435 grams of Au9999 gold in 2014.
(B)	Included 3,589,851 grams of Au9999 gold in 2015 and 3,530,919 grams of Au9999 gold in 2014.
(C)	Included 926,227 grams of Au9999 gold in 2015 and 1,183,407 grams of Au9999 gold in 2014.

No lower of cost or market adjustment was recorded at September 30, 2015 and December 31, 2014.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2015 and December 31, 2014:

	As of
	September 30,	December 31,
	2015	2014
Buildings	$2,414,381	$2,496,012
Plant and machinery	18,891,758	19,502,409
Motor vehicles	55,105	37,097
Office and electric equipment	642,141	652,268
Subtotal	22,003,385	22,687,786
Less: accumulated depreciation	(13,832,384)	(13,297,528)
Property and equipment, net	$8,171,001	$9,390,258

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $1,000,162, and $1,015,024, respectively. Depreciation expense for the three months ended September 30, 2015 and 2014 was $329,624 and $338,018, respectively.

NOTE 5 – DEPOSIT ON LAND USE RIGHT AND CONSTRUCTION IN PROGRESS - JEWELRY PARK

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an agreement (the “Agreement”) with third-parties Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park,” which is proposed to be renamed to “Kingold Jewelry Cultural Industry Park” (the “Jewelry Park”). Pursuant to the Agreement, Wuhan Kingold will acquire the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which has been approved for real estate development use. Wuhan Kingold has committed to provide a total sum of RMB 1.0 billion (approximately $164 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which are proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a hotel.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2015, Wuhan Kingold has made RMB 520 million (approximately $93 million) of payments toward the construction of the Jewelry Park project. Of the RMB 520 million, RMB 60.4 million (approximately $9.5 million) was allocated to the deposit on the Land Use Right, which represents the total cost of the Land Use Right. Wuhan Kingold is also required to make the construction payments to finance the entire construction project, as estimated based on certain construction project milestones listed below. Wuhan Kingold recorded approximately $81.7 million as “Construction in Progress,” which includes total payment made plus capitalized interest of RMB 46.2 million (approximately $7.27 million) on the long-term bank loan and plus capitalized interest of RMB 14.3 million (approximately $2.25 million) on the Debts. Due to a delay by the construction company Wuhan Wansheng in charge of the project’s construction, the Company has delayed its payments to the construction company by seven to eight months. However, this delay is not expected to impact the total expected cost of RMB 1.0 billion (approximately $164 million) and any over budget cost will be the construction company's liability. As of September 30, 2015, the Company was still obligated to pay the remaining amount of RMB 480 million (approximately $79 million) to the construction company.

In October 2015, we signed a supplemental agreement with the construction company Wuhan Wansheng to amend the original acquisition agreement dated October 23, 2013. Pursuant to this supplemental agreement, Wuhan Wansheng agreed to fully complete the construction and deliver the completed real estate property to us before January 15, 2016. We agreed to pay the balance of construction payments within ten days after Wuhan Wansheng fully completes the construction and delivers the completed real estate property to us.

Upon the completion of the whole project in accordance with the specific requirements agreed upon by the signing parties, Wuhan Kingold will have 100% ownership of the properties situated on the land and intends to either sell or lease various properties. The following table identifies the original payment milestones as well as the new payment milestones, which have been revised to reflect the delays with construction progress associated with those milestones. The Company will continue to evaluate the milestone payment commitments in relation to actual progress and completion and will revise as deemed necessary.

	Original	Revised	Revised
	Payment Commitment	Payment Commitment	Payment Commitment
Date	(RMB in millions)	(RMB in millions)	(US$ in millions)**
October 2013*	200	200	33
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	6
January 2015†	250	-	-
February 2015†	-	28	5
April 2015	-	100	16
May 2015	-	-	-
June 2015	250	-	-
August 2015	-	-	-
September 2015	-	-	-
October 2015	-	-	-
November 2015	-	-	-
December 2015	-	-	-
January 2016†	-	480	79
Total	1,000	1,000	164

* Includes initial deposit made to seller

** In US$ based on current exchange rates

† Updated to reflect delay to payment schedule

Because the Land Use Right will not be transferred to Wuhan Kingold until the completion of the entire project, the payments of approximately RMB 460 million made plus capitalized interest of RMB 60.5 million as of September 30, 2015 are recorded as “Construction in Progress” on the balance sheet until the project is completed and certified for use. Upon the completion of the Project, the excess of RMB1.0 billion commitment over the actual amount spent on the construction of the project shall be deemed as the actual cost of the Land Use Right. As of September 30, 2015, the payments of RMB 60.4 million made were recorded as “Deposit on Land Use Right.”

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - LOANS

Short term loans consist of the following:

	As of
	September 30,	December 31,
	2015	2014

a) Loans payable to CITIC Bank Wuhan Branch	6,295,445	13,016,596
b) Loan payable to Jiang’an Wuhan Branch of Hubei Bank Co	-	3,254,149
c) Loans payable to MinSheng Trust Bank	47,215,840	-

Total short term loans	$53,511,285	16,270,745

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

b) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of RMB 20 million (approximately $3.3 million) originated on August 26, 2014, with a maturity date of August 26, 2015. The annual interest rate is 6.6%. This loan is secured by the Company’s building and land use rights. The loans were paid off upon maturity.

c) Loan payable to Minsheng Bank Trust Fund, with an aggregate amount of RMB 300 million (approximately $47.1 million) originated on September 17, 2015, with a maturity date of September 25, 2016. The annual interest rate is 12.5%. The loan is to be used for the Company’s working capital. Wuhan Kingold pledged 1,877.4 kilograms of gold valued at RMB 431.8 million (approximately $68 million) at September 30, 2015 to secure this loan.The Company was also required to pledge RMB 3 million (approximately $0.5 million) restricted cash with Mingsheng Bank as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the bank, to provide a guarantee for the loan.

 Interest expense for all of the loans mentioned above for the nine months ended September 30, 2015 and 2014 was $681,866 and $1,539,249, respectively. For the three months ended September 30, 2015 and 2014, it was $299,713 and $577,858, respectively.

Long term loan consists of the following:

	As of
	September 30,	December 31,
	2015	2014

d) Loan payable to Chang’an International Trust Co., Ltd.	$31,453,618	$32,517,085
Less current maturities	(31,453,618)	(28,844,777)
Total long term loans	$-	$3,672,308

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d) On November 29, 2013, Wuhan Kingold entered into a Trust Loan Contract in the amount of RMB 200 million (approximately $31.5 million as of the spot rate on September 30, 2015) with Chang’an International Trust Co., Ltd. (the “Trust Loan”) in order to undertake the aforementioned acquisition of the Jewelry Park project (see Note 5). The Trust Loan was approved on December 3, 2013. The loan has a 24-month term, and bears interest at a fixed rate of 13.5% per annum. Wuhan Kingold pledged 1,000 kilograms of gold valued at approximately $39.2 million at September 30, 2015 to secure this loan. Interest for the Trust Loan in the amount of $3.1 million for the nine months and $0.9 million for the three months ended September 30, 2015 was capitalized into construction in progress and was not recorded as part of total interest expenses. The loan will mature on November 29, 2015 and the Company plans to fully repay this loan upon maturity by using the proceeds received from the Mingsheng Bank Trust Loan (see note c) above).

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

On March 26, 2015, the Company completed the issuance of the first phase of debt financing instruments with the total amount of RMB 400 million (approximately $63 million) under the Private Placement Agreement. The debt has a one-year term and the annual interest rate is 7% and was secured by certain gold or gold products held by Wuhan Kingold and RMB 35 million (approximately $5.5 million) security deposit. The interest expense incurred on the debt financing instruments amounted to approximately $1.1 million for the three months ended September 30, 2015 and approximately $2.3 million for the nine months ended September 30, 2015.

A one-time financing cost of RMB 4 million (approximately $0.65 million) related to the issuance has been offset against the debts payable carrying amount and is being amortized on quarterly basis. As of September 30, 2015, deferred financing cost was $157,386. Amortization expense for the nine months and three months ended September 30, 2015 was $472,158 and $144,761.

	As of
	September 30,	December 31,
	2015	2014
Gross Debts Payble for Phase One	$62,954,452	$-
Net financing cost	(157,386)	-
Debts Payable, net	$62,797,066	$-

The total amount of the second phase issuance will be RMB 350 million (approximately $56 million), and will be secured by certain real property and construction in progress (including the Jewelry Park project). In connection with the foregoing, Wuhan Kingold and Pufa Bank have entered into a Credit Agent Agreement (the “Credit Agent Agreement”), pursuant to which Pufa Bank serves as the agent of the holders of the debt securities. Zhihong Jia, Chairman and Chief Executive Officer of the Company, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement. The second phase issuance of RMB 350 million has not been realized as of September 30, 2015. The issuance is expected to happen before the first phase debt expiration date in March 2016 and the proceeds received will be used to pay back the first phase debt.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8- DEPOSIT PAYABLES - JEWELRY PARK

In August 2015, the Company started the pre-sale of certain real estate property in the Kingold Jewelry Park (see Note 5). 40,247.93 square meters (approximately 433,000 square feet) of office space have been pre-sold to various buyers at approximately RMB 6,000 per construction square meter and the Company received approximately RMB 144 million (approximately $22.7 million) from buyers. The Company expects to deliver these properties to the customers in January 2016 when the Jewelry Park construction is completed and passed the inspection conducted by the local government authority.

NOTE 9 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating losses for income tax purposes for 2015 and 2014. The Company has loss carry forwards of approximately $14,902,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2035. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2015 and December 31, 2014 was approximately $5,067,000 and $4,732,000, respectively. The net increase in the valuation allowance for the nine and three months ended September 30, 2015 was $335,000 and $66,000, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show, Wuhan Kingold and Kingold Internet are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the nine months ended September 30, 2015 and 2014.

The Company recorded $1.31 million deferred income tax liability-non-current as of September 30, 2015 compared to $0 as of December 31, 2014, from its foreign operations, which was related to the tax effect arising from capitalized interest incurred on the Kingold Jewelry Park construction.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States.

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

United States	$(194,487)	$(864,242)	$(985,192)	$(3,172,630)
Foreign	12,108,862	7,895,779	21,610,455	56,690,297
	11,914,375	7,031,537	20,625,263	53,517,667

The components of deferred tax assets and deferred tax liability as of September 30, 2015 and December 31, 2014 consist of the following:

	As of
	September 30,	December 31,
	2015	2014
Deferred tax assets:
Deferred tax assets from net operating loss carry-forwards for parent company	$5,067,000	$4,732,000
Valuation allowance	(5,067,000)	(4,732,000)
Deferred tax assets	$-	$-

Deferred tax liability:
Deferred tax liability from capitalized interest on the Jewelry Park project	$1,307,187	$-
Deferred tax liability-long term	$1,307,187	$-

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - EARNINGS PER SHARE

As of September 30, 2015, Kingold had 294,000 warrants issued and outstanding in connection with the issuance of its common stock in public offerings. All of these warrants were issued in 2011, of which 150,000 have an exercise price of $3.25 and will expire on January 13, 2016, and 144,000 of which have an exercise price of $3.99, and will expire on January 13, 2016. As of September 30, 2015, these warrants were anti-dilutive because the exercise prices were higher than the average market price for the three and nine months ended September 30, 2015. Accordingly, such warrants are not included in weighted average shares calculation for 2015.

As of September 30, 2015, Kingold also had 3,220,000 options outstanding to purchase the same number of shares of the Company’s common stock. Of those options, 120,000 options were granted in 2011, with an exercise price of $2.27, and will expire on October 31, 2021; 1,500,000 options were granted in 2011, with an exercise price of $2.59, and will expire on October 31, 2021; 1,300,000 options were granted in 2012, with an exercise price of $1.22, and will expire on January 9, 2022; 120,000 options were granted in 2012, with an exercise price of $1.49, and will expire on April 1, 2022; 90,000 options were granted in 2013, with an exercise price of $1.18, and will expire on July 16, 2023; and 90,000 options were granted in 2015, with an exercise price of $1.11 per share and will expire on February 25, 2025. As of September 30, 2015, all the options granted were anti-dilutive because the exercise prices were higher than the average market price for the three and nine months ended September 30, 2015. Accordingly, they are not included in weighted average shares calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the Three Months Ended		For the Nine Months
	September 30,		Ended September 30,
	2015	2014	2015	2014

Net income	$8,764,990	$5,233,998	$15,919,631	$39,241,609

Weighted average number of common shares outstanding - Basic	65,963,502	65,953,462	65,963,502	65,905,667

Effect of dilutive securities:
Unexercised warrants and options	-	184,106	-	379,703

Weighted average number of common shares outstanding - Diluted	65,963,502	66,137,568	65,963,502	66,285,370

Earnings per share-Basic	$0.13	$0.08	$0.24	$0.60
Earnings per share-Diluted	$0.13	$0.08	$0.24	$0.59

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

NOTE 11 - OPTIONS

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

As of September 30, 2015 the Company had 2,922,500 outstanding vested stock options with a weighted average remaining term over 5.87 years. As of September 30, 2015, the Company had 297,500 unvested stock options with a weighted average remaining term over 6.01 years. Unrecorded stock-based compensation expense was $215,682 as of September 30, 2015. The Company recorded $417,470 and $1,838,985 stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively. The Company recorded $102,343 and $612,995 stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively.

The following table summarizes the Company’s stock option activity:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding, December 31, 2014	3,130,000	$1.93	6.66

Granted	90,000	$1.11	9.75
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2015	3,220,000	$1.90	6.01

Exercisable, December 31, 2014	2,570,000	$2.03	6.58

Exercisable, September 30, 2015	2,922,500	$1.98	5.87

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12- NONCONTROLLING INTEREST

Non-controlling interest represents the minority stockholders’ 45% proportionate share of the results of the newly established subsidiary Kingold Internet.  A reconciliation of non-controlling interest as of September 30, 2015 and December 31, 2014 are as follows:

	As of
	September 30,	December 31,
	2015	2014
Beginning Balance	$-	$-
Capital Contribution	70,824	-
Proportionate share of Net loss	(618)	-
Foreign currency translation gain	(2,758)	-
Ending Balance	$67,448	$-

NOTE 13 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $57,741,123 and $16,052,999 as of September 30, 2015 and December 31, 2014, respectively. The cash balance held in the BVI bank accounts was $13,385 and $7,774 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company held $119,265 and $61,986 of cash balances within the United States, and none of such U.S. balance was in excess of FDIC insurance limits of $250,000 as of September 30, 2015 and December 31, 2014, respectively.

For the periods ended September 30, 2015 and 2014, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the periods was gold, which accounted for almost 100% of its total purchases for the three and nine months ended September 30, 2015 and 2014. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three and nine month periods ended September 30, 2015 and 2014.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 - GOLD LEASE TRANSACTIONS

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

During the third quarter of 2015, the Company renewed two gold lease agreements with CCB and leased an aggregate of 535 kilograms of gold from CCB, valued at RMB 124.6 million (approximately $19.6 million). The leases have initial terms of one year and provide an interest rate of 6% per annum.

At September 30, 2015, about 1,515 kilograms of leased gold were still outstanding and not yet returned to CCB, which amounted to approximately $58 million. Such leased gold is due in various months from December 2015 through August 2016.

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

In the third quarter of 2015, the Company leased an aggregate of 720 kilograms of gold from SPD Bank, valued at RMB 168.2 million (approximately $26.5 million). The leases have initial terms of one year and provide an interest rate of 2.8% to 6% per annum.

At September 30, 2015, about 1,202 kilograms of leased gold were outstanding and not yet returned to SPD Bank, which amounted to approximately $45 million. Such leased gold is due in various months from October 2015 through August 2016.

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

At September 30, 2015, about 500 kilograms of leased gold were outstanding and not yet returned to CITIC Bank, which amounted to approximately $19 million. Such leased gold is due in various months from November 2015 through February 2016.

As of September 30, 2015 and December 31, 2014, 3,217 kilograms and 3,080 kilograms of leased gold, at the approximate amounts of $121.2 million and $125.8 million, respectively, will be returned within fiscal year 2015 and 2016. Interest expense for the leased gold for the nine months ended September 30, 2015 and 2014 was $5.6 million and $5.2 million, respectively, which was included in the cost of sales. For the three months ended September 30, 2015 and 2014, interest expense was $1.9 million and $1.8 million, respectively, which was included in the cost of sales.

NOTE 15 – COMMITMENTS

Future payment commitments under the purchase agreement of “Kingold Jewelry Cultural Industry Park” amounted to RMB 480 million (approximately $79 million) are expected to be paid in January 2016 upon completion of the Jewelry Park construction. See Note 5 “Deposit on Land Use Right and Construction In Progress – JEWELRY PARK”.

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

NOTE 16 – CONVERTIBLE NOTE PURCHASE AGREEMENT

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Convertible Note Purchase Agreement was set to terminate automatically on May 31, 2015 in the absence of a closing or extension at the discretion of the Holder. Closing did not occur prior to such time because the Company had not secured a $15 million letter of credit required under the agreement. The Holder has not provided written notice to the Company of its intention either to terminate or to extend the Convertible Note Purchase Agreement, and the Company continues to pursue the $15 million letter of credit. While there can be no guarantee that the Company will locate a letter of credit on terms acceptable to the Holder, the Company remains willing to proceed under the Convertible Note Purchase Agreement.

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

Our Business

Through a variable interest entity, or VIE, relationship with Wuhan Kingold Jewelry Company Limited (“Wuhan Kingold”), a corporation incorporated in the People’s Republic of China, or PRC, we believe that we are one of the leading professional designers and manufacturers of high quality 24 Karat gold jewelry and PRC ornaments. We develop, promote and sell a broad range of products to the rapidly expanding jewelry market across the PRC. We offer a wide range of in-house designed products including, but not limited to, gold necklaces, rings, earrings, bracelets, and pendants.

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

In light of the growth in the investment gold business sector, we have signed agreements with various leading banks in China, such as the Bank of Communication, China Merchant Bank and Hubei Bank, to sell gold bars and coins and other products through bank branches. We tested this business model in 2011, and investment gold accounted for approximately 1.7% of our total revenue in 2014, 8.9% of our total revenue in 2013 and 5.0% of our total revenue in 2012. Our total sales of investment gold for the first nine months of 2015 amounted to roughly $3.5 million. To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB 1 billion (approximately $164 million). We have financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may finance part of the remaining payments through proceeds derived from the presale of some of the commercial units as we secured pre-sale permission for five buildings in January 2015. The land use rights are held relating to the Shanghai Creative Industry Park, which we intend to rename the Kingold Jewelry Cultural Industry Park (“Jewelry Park”). We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers in China, and also sell developed commercial and residential properties built on this site to individual and corporate buyers. The total office space available to be sold is 192,000 square meters. During the quarter ended September 30, 2015, we started the pre-sale of the Jewelry Park and 40,247.93 square meters (approximately 433,000 square feet) office space have been pre-sold to various buyers at RMB 6,000 per construction square meter and the Company received RMB 144 million (approximately $22.7 million) in deposits from the buyers. We expect to deliver these properties to the buyers in January 2016 when the Jewelry Park construction is expected to be completed and pass the inspection conducted by the local government authority.

On October 23, 2013, we entered into an acquisition agreement with Wuhan Wansheng House Purchasing Limited, or Wuhan Wansheng, and Wuhan Huayuan Science and Technology Development Limited Company, or Wuhan Huayuan. The acquisition was structured as an equity purchase of Wuhan Huayuan, which owns the land use rights to the property in Wuhan, with Wuhan Wansheng granting us (i) a 60% ownership in Wuhan Huayuan after we pay the down payment of RMB 200 million; (ii) granting us the right to appoint the chief financial officer of Wuhan Huayuan to supervise and manage the use of funds for the project; and (iii) naming Wuhan Wansheng as agent for the completion of the project’s construction. Upon our payment of the final installment payment, we will become the 100% owner of Wuhan Huayuan, which owns the land use rights of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Huayuan, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes. As of September 30, 2015, we have made RMB 520 million (approximately $93 million) of payments toward the construction of the Jewelry Park project and we are still obligated to pay the remaining amount of RMB 480 million (approximately $79 million). Any cost over budget will be Wuhan Wansheng's liability. In October 2015, we signed a supplemental agreement with the construction company Wuhan Wansheng to amend the original acquisition agreement. Pursuant to this supplemental agreement, Wuhan Wansheng agreed to fully complete the construction and deliver the completed project to us before January 15, 2016, and we agreed to pay the balance of construction payments within ten days after Wuhan Wansheng fully completes the construction and delivers the completed project to us.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months and nine months ended September 30, 2015 and 2014 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

(UNAUDITED)

	For the three months ended September		For the nine months ended September
	2015	2014	2015	2014

NET SALES	$263,762,713	$251,006,255	$719,378,985	$898,225,518

COST OF SALES
Cost of sales	(247,894,654)	(240,742,984)	(689,700,092)	(834,987,086)
Depreciation	(304,849)	(307,790)	(924,958)	(922,756)
Total cost of sales	(248,199,502)	(241,050,774)	(690,625,049)	(835,909,842)

GROSS PROFIT	15,563,211	9,955,481	28,753,936	62,315,676

OPERATING EXPENSES
Selling, general and administrative expenses	3,247,362	1,699,795	7,130,925	5,318,285
Stock compensation expenses	102,344	612,995	417,471	1,838,985
Depreciation	24,776	30,228	75,204	92,268
Amortization	3,034	3,068	9,203	9,222
Total operating expenses	3,377,516	2,346,086	7,632,803	7,258,760

INCOME FROM OPERATIONS	12,185,695	7,609,395	21,121,133	55,056,916

OTHER INCOME (EXPENSES)
Other Income	3,209	-	9,740	-
Interest Income	(575)	-	150,497	-
Other Expense	-	-	-	-
Interest expense	(273,953)	(577,858)	(656,106)	(1,539,249)
Total other expenses, net
	(271,319)	(577,858)	(495,869)	(1,539,249)

INCOME FROM OPERATIONS BEFORE TAXES	11,914,375	7,031,537	20,625,263	53,517,667

INCOME TAX PROVISION (BENEFIT)
Current	71,176	3,373,114	3,357,451	15,577,085
Deferred	3,078,209	(1,575,575)	1,348,181	(1,301,027)
Total income tax provision (benefit)	3,149,385	1,797,539	4,705,631	14,276,058

NET INCOME	$8,764,990	$5,233,998	$15,919,632	$39,241,609
Add: net loss attribute to the noncontrolling interest	448	-	636	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	8,765,438	5,233,998	15,920,268	39,241,609

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	(10,487,596)	72,284	(8,899,780)	(1,594,156)
Add: foreign currency translation loss attributable to noncontrolling interest	2,821	-	2,739	-
Foreign currency translation gains (loss) attributable to common stockholders	(10,484,775)	72,284	(8,897,041)	(1,594,156)

COMPREHENSIVE INCOME (LOSS)	$(1,719,338)	$5,306,282	$7,023,228	$37,647,453

Earnings per share
Basic	$0.13	$0.08	$0.24	$0.60
Diluted	$0.13	$0.08	$0.24	$0.59
Weighted average number of shares
Basic	65,963,502	65,953,462	65,963,502	65,905,667
Diluted	65,963,502	66,137,568	65,963,502	66,285,370

Three and Nine Month Period Ended September 30, 2015, compared to Three and Nine Month Period Ended September 30, 2014

Net Sales

Net sales for the three months ended September 30, 2015 amounted to $263.8 million, an increase of $12.8 million, or 5.1%, from net sales of $251.0 million for the three months ended September 30, 2014. The increase in net sales was primarily due to increased sales volume in our branded production products from 6.47 metric tons in the third quarter of 2014 to 7.82 metric tons in third quarter of 2015, an increase of 1.35 metric tons or 20.87%, which resulted from our strengthened marketing and sales efforts in the third quarter of 2015. On the other hand, such increase was offset by decreased unit selling price (average selling price for sales of our branded production, customized production and gold trade-in products decreased by 10%, 39% and 9%, respectively, from the three months ended September 30, 2014 to the three months ended September 30, 2015), which was affected by a decrease in the market price of gold during the period. The $12.8 million increase in net sales resulted primarily from following factors: approximately $42.5 million of the net sales increase was attributable to increased production and sales volume, which was offset by approximately $27.9 million attributable to the decrease in the price of gold, and further offset due to the translation loss from RMB into USD. The overall increase in revenue in three months ended September 30, 2015 as compared to the same period of 2014 reflected the above combined factors.

Net sales for the nine months ended September 30, 2015 amounted to $719.4 million, a decrease of $178.8 million, or 19.9%, from net sales of $898.2 million for the nine months ended September 30, 2014. The decrease was due to decreased sales volume by 6.6 metric tons or 14%. Of the $178.8 million decrease in net sales, approximately $103.2 million was attributable to decreased production and sales volume, and approximately $73.9 million was due to the decrease in the price of gold, with the remaining due to the translation loss from RMB into USD. China’s economy has slowed in 2015 and the price of gold has steadily decreased throughout 2015. In addition, Chinese consumers’ demand for gold has decreased substantially. The favorable Chinese stock market during the first half of 2015 also made the demand for gold much less appealing than in other periods. With the overall commodity market and gold market under continued pressure, we anticipate a weak demand for gold in China for the remainder of 2015, particularly with the significant government devaluation of the RMB since August 2015. However, we anticipate a stronger demand for gold in China at the beginning of 2016, because of the Chinese spring festival and Valentine's Day during that period.

In the third quarter of 2015, we processed a total of 13.5 metric tons of gold, of which branded production accounted for 7.8 metric tons (58.0%) and customized production accounted for 5.7 metric tons (42.0%). In the third quarter of 2014, we processed a total of 14.5 metric tons of gold, of which branded production accounted for 6.5 metric tons (44.6%) and customized production accounted for 8.0 metric tons (55.4%).

In the first nine months of 2015, we processed a total of 40.3 metric tons of gold, of which branded production accounted for 20.3 metric tons (50.4%) and customized production accounted for 20.0 metric tons (49.6%). In the first nine months of 2014, we processed a total of 46.9 metric tons of gold, of which branded production accounted for 23.1 metric tons (49.3%) and customized production accounted for 23.8 metric tons (50.7%).

Metric Tons of Gold Processed

Three Months Ended

In Metric Tons	September 30, 2015		September 30, 2014

Branded	7.8	58.0%	6.5	44.6%
Customized	5.7	42.0%	8.0	55.4%
TOTAL	13.5	100.0%	14.5	100.0%

Nine Months Ended

In Metric Tons	September 30, 2015		September 30, 2014

Branded	20.3	50.4%	23.1	49.3%
Customized	20.0	49.6%	23.8	50.7%
TOTAL	40.3	100.0%	46.9	100.0%

Cost of Sales

Cost of sales for the three months ended September 30, 2015 amounted to $248.2 million, an increase of $7.1 million, or 3.0%, from $241.1 million for the same period in 2014. The increase was primarily due to increased sales volume which led to high amounts of gold and manufacturing overhead costs to be allocated. The increased cost of sales resulting from increase in sales volume was also offset by a decrease in unit costs of our inventory, because we purchased the inventory at a lower market price when the market price of gold dropped. The average price of gold for the three months ended September 30, 2015 was $1,124.3 per ounce, as opposed to $1,281.9 per ounce for the same period in 2014 (World Gold Council).

Cost of sales for the nine months ended September 30, 2015 amounted to $690.6 million, a decrease of $145.3 million, or 17.4%, from $835.9 million for the same period in 2014. The decrease was primarily due to decreased sales of our branded production and customized production products. The total sales volume decreased by 6.6 metric tons or 14% as mentioned above. The decrease of the cost of sales was also affected by decreased unit cost affected by lower purchase costs for gold. The average price of gold for the nine months ended September 30, 2015 was $1,178.4 per ounce for the three months ended September 30, 2014, as opposed to $1,287.8 per ounce for the same period in 2014 (World Gold Council).

Gross Profit

Gross profit for the three months ended September 30, 2015 was $15.6 million, an increase of $5.6 million, or 56.3%, from $10.0 million for the same period in 2014. The increase in gross profit was largely affected by increased sales volume of our branded production product by 1.35 metric tons with lower unit cost due to decreased inventory purchase costs. Accordingly, gross margin for the three months ended September 30, 2015 was 5.9%, compared to 4.0% for the same period in 2014.

Gross profit for the nine months ended September 30, 2015 was $28.8 million, a decrease of $33.6 million, or 53.9%, from $62.3 million for the same period in 2014. The decrease in our gross profit resulted from the following factors: (1) Due to decreased sales volume affected by decreased market demand, the Company’s gross profit and gross margin for the nine months ended September 30, 2015 was negatively affected. (2) The decrease in unit selling price also impacted the gross margin: The unit cost of our branded production sales was RMB 209.22 per gram for the nine months ended September 30, 2015 while the unit cost of our branded production sales was RMB 221.46 per gram for nine months ended September 30, 2014. On the other hand, the unit price of selling branded production was RMB 212.48 per gram for nine months ended September 30, 2015 while the unit price of selling branded production was RMB 231.02 per gram for the nine months ended September 30, 2014. As a result, the unit margin of branded production sales was RMB 3.27 per gram for the nine months ended September 30, 2015 compared to RMB 9.56 per gram for nine months ended September 30, 2014. The decrease in quantity sold and unit gross margin in brand production sales was the major reason which led the decrease in our gross profit. (3) Our customized production sales volume decreased from 23.72 metric tons in the nine months ended September 30, 2014 to 19.97 metric tons in the nine months ended September 30, 2015, and unit selling price in this segment also decreased from RMB 7.05 per gram in the nine months ended September 30, 2014 to only RMB 5.94 per gram in the nine months ended September 30, 2015; as the sales volume and selling price for customized production sales decreased, the overall gross margin was negatively affected. As a result of the above, our gross margin for the nine months ended September 30, 2015 was 4.0%, compared to 6.9% for the same period in 2014. The primary reason for the substantial decrease in gross margin was that the Company purchased a large quantity of gold inventory at year end of 2013 and beginning of 2014 at market prices, which were much lower than the same period one year ago, making the first nine months of 2014 production costs much lower than normal. In addition, we received more sales orders from our customized production segment in the first nine months of 2014 than the first nine months of 2015, which normally has higher profit margin than our branded production sales because we can charge higher selling prices to customers for services rendered. In the first nine months of 2015, due to the declined market price of gold, we received reduced sales orders from our customized production segment because the decrease in market price of gold negatively impacted customers’ perception of buying gold products and accordingly our gross margin was negatively affected. Gold prices varied from as low as $1,147.25 per ounce on March 18, 2015 to as high as $1,295.75 per ounce on January 22, 2015 in the period and dropped to $1,080.80 per ounce on July 23, 2015. The price of gold after the period end is important to our company, as it determines whether we need to revalue our inventory during the period.

Expenses

Total operating expenses for the three months ended September 30, 2015 were $3.4 million compared with $2.3 million for the same period in 2014. The increase in our operating expenses was mainly due to increased selling, general and administrative expenses for broader marketing efforts.

Interest expenses were $0.3 million for the three months ended September 30, 2015 compared with $0.6 million for the same period in 2014. Interest expenses decreased due to less bank loans were carried during the three months ended September 30, 2015 as compared to the same period of 2014.

Total operating expenses for the nine months ended September 30, 2015 were $7.6 million compared with $7.3 million for the same period in 2014.

Interest expenses were $0.5 million for the nine months ended September 30, 2015 compared with $1.5 million for the same period in 2014. Interest expenses decreased due to less bank loans were carried during the nine months ended September 30, 2015 as compared to the same period of 2014.

The provision for income tax expense was approximately $3.2 million for the three months ended September 30, 2015, an increase of $1.4 million, or 75.2%, from approximately $1.8 million for the same period in 2014. The increase was primarily due to the increase in our revenue and taxable income.

The provision for income tax expense was approximately $4.7 million for the nine months ended September 30, 2015, a decrease of $9.6 million, or 67.0%, from approximately $14.3 million for the same period in 2014. The decrease was primarily due to the decrease in our revenue and taxable income.

Net Income

Net income increased to $8.8 million for the three months ended September 30, 2015 from $5.2 million for the same period in 2014, an increase of $3.5 million, or 67.5%, as a result of the matters described above.

Net income decreased to $15.9 million for the nine months ended September 30, 2015 from $39.2 million for the same period in 2014, a decrease of $23.3 million, or 59.4%, as a result of the matters described above.

Cash Flows

Net cash provided by operating activities.

Net cash used in operating activities was $34.0 million for the nine months ended September 30, 2015, compared with net cash provided by operating activities of $6.5 million for the same period in 2014. The change was mainly because of the decrease in net income by $23.3 million, and the increased inventory purchase when the market price of gold was low.

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

Net cash used in investing activities.

Net cash used in investing activities amounted to $26.2 million for the nine months ended September 30, 2015, compared with net cash used in investing activities of $14.9 million for the nine months ended September 30, 2014. The increase in net cash used was mainly because of our increased cash payment for the land use rights and construction in progress on the Jewelry Park.

Analysis and Expectations. In the short-term, our cash used in investing activities may increase significantly depending on the progress of the Jewelry Park.

Net cash provided by financing activities.

Net cash provided by financing activities was $89.1 million for the nine months ended September 30, 2015, compared with net cash provided by financing activities of $13.2 million for the nine months ended September 30, 2014.

On March 26, 2015, we completed the issuance of the first phase of debt financial instruments in the aggregate amount of RMB 400 million (approximately $65 million) under the Private Placement Agreement underwritten by Shanghai Pudong Development Bank. On September 17, 2015, the Company obtained loans from Minsheng Bank Trust Fund, with an aggregate amount of RMB 300 million (approximately $47.1 million). See Note 6 to our consolidated financial statements appearing elsewhere in this Report. The Company also paid off some loans from CITIC Bank totaling approximately $13.0 million. See Note 6 to our consolidated financial statements appearing elsewhere in this Report.

Analysis and Expectations. We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production and the construction of the Jewelry Park.

Off-Balance Sheet Arrangements

We originally guaranteed payment to a non-related third-party of RMB 68 million (approximately $11.1 million) in bank loans. The guarantee terminated in May 2015.

As of September 30, 2015 and December 31, 2014, 3,217 kilograms and 3,080 kilograms of leased gold, at the approximate amounts of $121.2 million and $125.8 million, respectively, will be returned within fiscal year 2015 and 2016. Interest expense for the leased gold for the periods ended September 30, 2015 and 2014 was $5.6 million and $5.2 million, respectively, which was included in the cost of sales. For the three months ended September 30, 2015 and 2014, interest expense was $1.9 million and $1.8 million, respectively, which was included in the cost of sales.

Please refer to Note 14 Gold Lease Transactions for more details.

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $29.6 million in cash and cash equivalents. We also had approximately $28.1 million restricted cash with several PRC banks. We have financed our operations with cash flow generated from operations and through borrowing of short-term bank loans generally with a term of one year as well as through private and public borrowings and offerings in the U.S. and Chinese capital markets, such as our recent placement under our commercial paper program with Shanghai Pudong Development Bank.

At September 30, 2015, we had total outstanding short-term loans of $53.5 million from Minsheng Trust Bank ($47.2 million) as well as CITIC Bank ($6.3 million). The amounts outstanding under these bank loans are presented in our financial statements as “short-term loans.” For additional information regarding our short-term loans, please see Note 6 to our consolidated financial statements included elsewhere in this Report.

As of September 30, 2015, we had a positive working capital of $167.0 million. We have maintained a very good relationship with the banks from where we leased gold. Therefore we believe that we are able to renew current gold leases upon maturity and obtain additional gold leases from the banks, if necessary. We are expecting to generate additional cash flows in the coming period of time from developing new customers, expanding our sales through our online sales platform and an increase in our revenue during the upcoming sales season. In addition, we began our pre-sale efforts of the Jewelry Park properties in August 2015 and received RMB 144 million (approximately $22.7 million), and we will continue this effort through the completion of the Jewelry Park which is expected to finish by January 15, 2016. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next 12 months.

On October 23, 2013, we entered into an acquisition agreement with Wuhan Wansheng and Wuhan Huayuan. The acquisition agreement provides for the acquisition of the Shanghai Creative Industry Park, which is proposed to be renamed as the Kingold Jewelry Cultural Industry Park (the “Jewelry Park”). The Jewelry Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

Pursuant to the acquisition agreement, we acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park for RMB 1.0 billion (approximately $164 million) from Wuhan Wansheng, and authorized Wuhan Wansheng, as agent, to complete construction of the Jewelry Park.

We currently intend to finance the Jewelry Park predominantly with bank loans supplemented by our operating cash flows, and where possible, deposits or advances that may be received from lessees.

Payments for the project will be made to Wuhan Wansheng in tranches, as follows, in line with the completion of certain building installments, as outlined in the acquisition agreement:

	Original	Revised	Revised
	Payment Commitment	Payment Commitment	Payment Commitment
Date	(RMB in millions)	(RMB in millions)	(US$ in millions)**
October 2013*	200	200	33
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	6
January 2015†	250	-	-
February 2015†	-	28	5
April 2015	-	100	16
May 2015	-	-	-
June 2015	250	-	-
August 2015	-	-	-
September 2015	-	-	-
October 2015	-	-	-
November 2015	-	-	-
December 2015	-	-	-
January 2016†	-	480	79
Total	1,000	1,000	164

* Includes initial deposit made to seller
** In US$ based on the spot rate
† Updated to reflect delay to payment schedule

According to the acquisition agreement, upon payment of the down payment of RMB 200 million, Wuhan Wansheng transferred 60% of Wuhan Huayuan’s ownership to Wuhan Kingold and registered Wuhan Kingold as the 60% shareholder. At that time, Wuhan Kingold appointed the chief financial officer of Wuhan Huayuan to supervise and manage the use of the funds of the project. Upon payment of the final installment, Wuhan Wansheng will register the remaining interests in Wuhan Kingold’s name and Wuhan Kingold will be the 100% owner of Wuhan Huayuan, which owns the land use rights of the Jewelry Park.

Under the original acquisition agreement, if Wuhan Kingold was more than 45 days late in any payment, Wuhan Wansheng could unilaterally terminate the agreement. Upon termination, Wuhan Kingold will be required to return ownership to Wuhan Wansheng within 15 days after receiving written notice of the rescission of the acquisition agreement. Wuhan Wansheng would also be required to return all capital paid by Wuhan Kingold within 60 days after the termination of the acquisition agreement.

In October 2015, we signed a supplemental agreement with the construction company Wuhan Wansheng to amend the original acquisition agreement dated October 23, 2013. Pursuant to this supplemental agreement, Wuhan Wansheng agreed to fully complete the construction and deliver the completed real estate property to us before January 15, 2016. Wuhan Kingold had not made all payments according to the schedule under the original acquisition agreement because of delays in construction; however, pursuant to the supplemental agreement, we agreed to pay the balance of construction payments within ten days after Wuhan Wansheng fully completes the construction and delivers the completed real estate property to us.

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

We are required to contribute a portion of our employees’ total salaries to the PRC government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, workers’ compensation insurance, and maternity insurance, in accordance with relevant regulations. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations, and commence contributions to an employee housing fund.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the PBOC’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 15.7% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.3538 on September 30, 2015). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. For example, in early August 2015, the PBOC devalued China’s currency in an effort to make the RMB more market-oriented and to help China’s exporters sell more of their goods abroad. As all of our net revenues are recorded in RMB, any further devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our short term borrowings as of September 30, 2015 were approximately $53.5 million, and interest expenses paid were $0.7 million for the nine months ended September 30, 2015. We did not have long term borrowings as of September 30, 2015.

At the end of September 30, 2015, our weighted average interest rate was approximately 11.5%. We do not expect the interest expense will change dramatically as we have secured the gold leases for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected. Significant decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period’s gross margin and profitability.

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

In connection with the preparation of this Report, management determined that, as of September 30, 2015, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses: (i) lack of appropriate approval procedures for certain material transactions; (ii) insufficient resources with technical competency to review and record non-routine or complex transactions; and (iii) lack of full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions. While our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions with a value in excess of $250,000, we are still exploring implementing additional policies and procedures to address these material weaknesses, which may include: (i) reporting other material transactions to the Board and obtaining proper approval; and (ii) recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our during the nine months ended September 30, 2015. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the PBOC began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the PBOC’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. For example, in early August 2015, the PBOC devalued its currency in an effort to make its currency more market-oriented and to help China’s exporters sell their goods abroad. As all of our net revenues are recorded in RMB, any further devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

We have received a notice of delisting from the Nasdaq Capital Market for failure to comply with Nasdaq’s minimum bid price requirement, and our shares may be delisted if we are unable to regain compliance with Nasdaq rules within the applicable grace periods.

On August 11, 2015, we received from the Nasdaq OMX Group (“Nasdaq”) a letter (the “Nasdaq Letter”) indicating that we are not in compliance with the minimum $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market set forth in Nasdaq Marketplace Rule 5550(a)(2), as a result of the bid price of our ordinary shares having closed below $1.00 for the last 30 consecutive business days prior to the date of the letter.

The Nasdaq letter advises us that we will be provided 180 calendar days, or until February 8, 2016, to regain compliance. The letter further advises that such compliance can be achieved if, at any time before February 8, 2014, the bid price of our ordinary shares closes at $1.00 or more per share for a minimum of 10 consecutive business days.

There can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2). If we do not regain compliance by February 8, 2016, Nasdaq will provide written notification to us that our ordinary shares may be delisted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1

Trust Loan Contract (English translation), dated September 17, 2015, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 13, 2015).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release dated November 16, 2015, titled “Kingold Jewelry Reports Financial Results for the Third Quarter Ended September 30, 2015”

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2015

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and
Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal
Accounting Officer

