Form 10-K
period 2015-12-31
KINGOLD JEWELRY, INC.
filed 2016-03-29
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes ☒   No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $44,782,477 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 25, 2016 was 65,963,502.

2015 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate, ” “project, ” “forecast,” “plan, ” “believe, ” “may, ” “expect, ” “anticipate, ” “intend, ” “planned, ” “potential, ” “can, ” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;

•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a general economic downturn, a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;

•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	our ability to manage growth;

•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

•	our ability to integrate acquired businesses;

•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

•	our ability to retain and attract senior management and other key employees;

•	any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

•	changes in the People’s Republic of China or U.S. tax laws;

•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;

•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in any material pending and future litigations;

•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;

•	our ability to comply with environmental laws and regulations;

•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and working capital loans;

•	our ability to understand China’s commercial real estate market as we build out the Kingold Jewelry Cultural Industry Park and manage the relationships with the planned tenants in the Kingold Jewelry Cultural Industry Park;

•	our knowledge of and marketing capabilities in markets outside of China, as we begin to expand our business outside of China; and

•	other risks. We undertake no obligation to update any such forward-looking statements, except as required by law.

PART I

ITEM 1. BUSINESS

Our Business

Through a variable interest entity (“VIE”) relationship with Wuhan Kingold Jewelry Company Limited (“Wuhan Kingold”), a corporation incorporated in the People’s Republic of China (“PRC”), we believe that we are one of the leading professional designers and manufacturers of high quality 24-karat gold jewelry and Chinese ornaments. We develop, promote and sell a broad range of products to the rapidly expanding jewelry market across the People’s Republic of China, or the PRC. We offer a wide range of in-house designed products including, but not limited to, gold necklaces, rings, earrings, bracelets, and pendants. We have built a partnership with the Jewelry Institute of China University of Geosciences to help us design new products.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this mark-up is approximately ranges from 3% – 6% of the price of the base material. During 2015, we established a new subsidiary Wuhan Kingold Internet Co., Ltd. and started the online sales of our jewelry products to customers. However, the online sales were immaterial for 2015.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

We have signed agreements with various leading banks in China such as the Bank of Communication and China Merchant Bank to sell gold bars and coins and other products through bank branches. The sales of the investment gold accounted for approximately 0.4% and 1.7 % of our total revenue in 2015 and 2014, respectively. Investment gold business in China has suffered a sharp decline in general since 2014 mainly due to declined demand resulting from the slowdown of China’s economy.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB 1 billion (approximately US $154 million at the spot rate). The $154 million include the land use right costs and the construction costs of the Jewelry Park as mentioned below. We financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may also finance part of the remaining payments through proceeds derived from the presale of some of the units. We have successfully obtained pre-sale permits for five of the seven buildings. The land use rights are held in the Shanghai Creative Industry Park, which we intend to rename the Kingold Jewelry Cultural Industry Park (the “Jewelry Park”). We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers and retailers in China, and may sell developed commercial and residential properties to individual and corporate buyers. The acquisition was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) (i) initially granting us a portion of ownership of Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”), (ii) granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and (iii) naming Wuhan Wansheng as agent for the completion of the construction. Accordingly, we now own 60% of the Jewelry Park. Upon our payment of the final installment payment in April or May 2016, we will become the 100% owner of Wuhan Huayuan, which owns the land use rights of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Huayuan, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes. In October 2015, Wuhan Kingold signed a supplemental agreement with the construction company Wuhan Wansheng to amend the original acquisition agreement dated October 23, 2013. Pursuant to this supplemental agreement, Wuhan Wansheng agreed to fully complete the construction and deliver the completed real estate property to the company before January 15, 2016. However, due to the cold weather condition and construction worker leave during the holiday season, the construction work on the Jewelry Park has been further delayed. In January 2016, based on the actual construction progress, both parties reached to a further amendment to extend the construction completion time to April 2016. Wuhan Kingold agreed to pay the balance of construction payments within ten days after Wuhan Wansheng fully completes the construction and delivers the completed real estate property to the Company with anticipate of occupancy. As of December 31, 2015, the Company was still committed to pay the remaining amount of approximately $75 million (approximately RMB 480 million) to the construction company. From late January to early March 2016, the Company subsequently paid RMB 79 million (approximately $12.2 million) to the construction company to settle the outstanding construction payable and plans to pay the remaining amount when the construction work is fully completed in late April 2016. For a discussion of the installment payment schedule, see Note 5 to our audited consolidated financial statements appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”

We are located in Wuhan, which is one of the largest cities in China. We expect to grow in fiscal year 2016 because management plans to increase customized production as our customers tend to give more gold to us to process when their investment confidence increased as market gold price bounced back since late 2015.

Industry and Market Overview

The Global Market

Global consumer demand for gold in 2015 was 4,212.2 tons with total market size of US $157.1 billion, according to the World Gold Council’s Gold Demand Trends Full Year 2015. In terms of tonnage, jewelry accounted for 57.3% of total demand in 2015, while investments (mainly bars and coins) accounted for 24.0%.

According to the World Gold Council, China and India continue to consume the most jewelry of any market in the world, and in 2015 together generated 62.0% of total annual jewelry demand globally. China consumed a total of 841.9 tons of gold in 2015, while India consumed 654.3 tons.

The PRC Market

China’s market for jewelry and other luxury goods is expanding rapidly over the decade, in large part due to China’s rapid economic growth.. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by approximately 6.9% and 7.4% in 2015 and 2014, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit, private consumption has grown at a 9.0% compound annual growth rate over the last decade.

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

In volume terms, Chinese consumer demand for gold increased in 2015. Chinese total consumer demand for gold reached 813.6 tons in 2014 and 1,050.8 tons in 2015 representing a growth rate of 29.1%. Investment gold (bars and coins) demand has slowly recovered from 2014, particularly in China, from 190.1 tons in 2014 to 208.9 tons in 2015.

We believe that China’s gold jewelry market will continue to grow as China’s economy continues to develop. Since gold has long been a symbol of wealth and prosperity in China, demand for gold jewelry, particularly 24-karat gold jewelry, is firmly embedded in the country’s culture. Gold has long been viewed as both a secure and accessible savings vehicle, and as a symbol of wealth and prosperity in Chinese culture. In addition, gold jewelry plays an important role in marriage ceremonies, child birth, and other major life events in China. Gold ornaments, often in the shapes of dragons, horses and other cultural icons, have long been a customary gift for newly married couples and newborn children in China. As China’s population becomes more urban, more westernized, and more affluent, gold, platinum and other precious metal jewelry are becoming increasingly popular and affordable fashion accessories. The gold jewelry market is currently benefiting from rising consumer spending and rapid urbanization of the Chinese population. We believe that jewelry companies like us, with a developed distribution network, attractive designs, and reliable product quality, are well-positioned to build up our brands and capture an increasing share of China’s growing gold jewelry market.

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

We have expanded our capacity significantly in recent years. In 2014, we processed 24-karat gold jewelry and Chinese ornaments with a total weight of approximately 60.1 tons, substantially exceeding prior year production of approximately 51.1 tons in 2013. In fiscal 2015, our actual production was 56.5 tons, slightly decreased as compared to the production in 2014. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately just one gram per kilogram of gold.

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

We have been a member of the Shanghai Gold Exchange, or the Exchange, since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Exchange is limited. The Exchange possesses a membership system and only members can buy gold through its trading system. As of March 21, 2016, there were approximately 211 members of the Exchange throughout China. Non-members who want to purchase gold must deal with members of the Exchange at a higher purchase price compared to the price afforded to members of the Exchange.

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

Design and Manufacturing

We have adopted a systematic approach to product design and manufacturing that we believe is rigorous. We employ a senior design team with members educated by top art schools or colleges in China, including an exclusive agreement with the School of Jewelry in Wuhan, who have an average of three to five years of experience. In May 2015, we also formed a new subsidiary Wuhan Yuhuang Jewelry Design Co., Ltd. in order to better design the jewelry products to meet customers’ demand and expectation. Our design team develops and generates new ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We generally test the market potential and customer appeal of our new products and services through a wide outreach program in specific regions prior to a full commercial launch. We have a large-scale production base that includes a 74,933 square foot factory, a dedicated design, sales and marketing team, and more than 400 company-trained employees. Our production lines include automated jewelry processing equipment and procedures that we can rapidly modify to accommodate new designs and styles.

We are currently working with Wuhan Wansheng to build the Jewelry Park, with total floor space expected to be approximately 193,000 square meters (approximately 2,068,275 square feet). We expect that the Jewelry Park will become the new jewelry hub for Wuhan and central China in general. Upon its completion, we plan to transfer our headquarters to the Jewelry Park and to make it a state-of-art design center and additional location for manufacturing facilities.

Supply of Raw Materials

We purchase gold, our major raw material, directly from the Shanghai Gold Exchange. Our membership grants us the right to purchase gold from the Exchange, a right that is not available to non-members. Beginning in 2013, we also started to lease gold from certain leading Chinese commercial banks to provide an additional supply of raw materials under certain gold lease arrangements which we renewed in 2014 and 2015, and we may renew in 2016.

Security Measures

We believe that we implement the best of breed security measures to protect our assets, including our 24-karat gold, and we believe these measures are well beyond those of our competitors. Our comprehensive security measures at our Wuhan facility include (i) a 24-hour onsite police station with direct deployment of police officers and instant access to the Wuhan city police department and (ii) security guards at each point of entry. Security guards roam our facilities, and monitor security cameras (with video surveillance by both random and fixed cameras) and alarm systems in our warehouse. Our gold is stored in a state of the art vault with encryption and authentication technology, which requires several designated management employees to open the vault, all of whom have different access codes known only to a limited number of officers. Therefore, no one individual can open our vault without the access codes of the others. In addition, every employee or visitor is required to pass through a security check (to include a metal detector) when he or she enters and leaves the jewelry production area. We review our security measures on an annual basis and regularly look to upgrade our systems after such review.

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

Sales and Marketing

Currently we have approximately 300 major customers covering 25 provinces in China. We have very stable relationships with our major customers who have generally increased order volume year by year. In 2013, we renovated our showroom in Wuhan where we are based. In 2015, we launched an online business. These new sales channels are still in the development stage and have not yet generated meaningful business for 2015.

We plan to build up the Jewelry Park to allow us to work closely with other leading jewelers and jewelry manufacturers in China, thereby creating opportunities for us to cross-sell and up-sell. We expect that our Jewelry Park will become a driving force for our sales and marketing efforts in China.

Major Customers

During the years ended December 31, 2014, approximately 27.4% of our net sales were generated from our five largest customers. King Mei Fook Jewelry became our largest customer in 2014 (5.8% of our total net sales in 2014). During the year ended December 31, 2015, approximately 18.8% of our net sales generated from our five largest customers. Shenzhen Yuehao Jewelry Co., Ltd was our largest customer in 2015 (4.3% of our total net sales in 2015). None of our customers accounted for more than 10% of our net sales in either 2014 or 2015.

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

We currently have 26 patents granted by the State Intellectual Property Office of the PRC, 2 of which expire in 2017, 21 in 2019 and 3 in 2029.

We have 17 registered trademarks in China, 3 of which expire in 2017, 1 in 2019, 6 in 2020 and 7 in 2021. In particular, “Kingold” has been named as a “Famous Brand in Hubei Province, ” “Famous Brand in China,” and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee.

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

Environmental Protection

Our production facilities in Wuhan are subject to environmental regulation by both the central government of the PRC and by local government agencies. We have obtained all necessary operating permits as required from the Environmental Protection Bureau, and believe that we are in compliance with local regulations governing waste production and disposal, and that our production facilities have met the public safety requirements regarding refuse, emissions, lights, noise and radiation. Since commencement of our operations, we have not been cited for any environmental violations. Because our production process creates almost no waste water or pollution, our costs for environmental compliance have been minimal and immaterial.

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

Employees

As of December 31, 2015, we had approximately 568 full-time employees, all of whom were located in PRC except for our Chief Financial Officer. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. Our full-time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

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

Company History

Since December 2009, we have been engaged in the design, manufacturing and sale of gold jewelry in the PRC via a VIE relationship with Wuhan Kingold, a PRC company.

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

The Vogue-Show/Wuhan Kingold VIE Relationship

On June 30, 2009, Vogue-Show entered into a series of agreements with Wuhan Kingold and shareholders holding 95.83% of the outstanding equity of Wuhan Kingold under which Wuhan Kingold agreed to pay 95.83% of its after-tax profits to Vogue-Show and shareholders owning 95.83% of Wuhan Kingold’s shares have pledged their and delegated their voting power in Wuhan Kingold to Vogue-Show. Such share pledge is registered with the PRC Administration for Industry and Commerce. These agreements were subsequently amended on October 20, 2011, when the minority stockholder holding 4.17% of the equity of Wuhan Kingold became a party to the applicable VIE agreements. Following execution of the amendments, shareholders holding 100% of the outstanding equity of Wuhan Kingold were parties to the agreements such that Wuhan Kingold has agreed to pay 100% of its after-tax profits to Vogue-Show and shareholders owning 100% of Wuhan Kingold’s shares have pledged and delegated their voting power in Wuhan Kingold to Vogue- Show.

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

The VIE Agreements

Our relationship with Wuhan Kingold and its shareholders is governed by a series of contractual arrangements, which agreements provide as follows:

Exclusive Management Consulting and Technical Support Agreement. On June 30, 2009, Vogue-Show initially entered into an Exclusive Management Consulting and Technical Support Agreement with Wuhan Kingold, as subsequently amended, which provided that Vogue-Show will be the exclusive provider of management consulting services to Wuhan Kingold, and obligated Vogue-Show to provide services to fully manage and control all internal operations of Wuhan Kingold, in exchange for receiving 95.83% of Wuhan Kingold’s profits. On October 20, 2011, Wuhan Kingold and Vogue-Show amended this agreement such that Wuhan Kingold is now obligated to pay 100% of its after-tax profits to Vogue-Show. Payments will be made on a monthly basis. The term of this agreement will continue until it is either terminated by mutual agreement of the parties or until such time as Vogue-Show shall acquire 100% of the equity or assets of Wuhan Kingold.

Shareholders' Voting Proxy Agreement. On June 30, 2009, shareholders holding 95.83% of the equity interest in Wuhan Kingold entered into a Shareholders’ Voting Proxy Agreement authorizing Vogue-Show to exercise any and all shareholder rights associated with their ownership in Wuhan Kingold, including the right to attend and vote their shares at shareholders’ meetings, the right to call shareholders’ meetings and the right to exercise all other shareholder voting rights as stipulated in the Articles of Association of Wuhan Kingold. Following the October 20, 2011 amendment to this agreement, shareholders holding 100% of the equity interest in Wuhan Kingold have now entered into the Shareholders’ Voting Proxy Agreement. The term of this agreement will continue until it is either terminated by mutual agreement of the parties or until such time as Vogue-Show shall acquire 100% of the equity or assets of Wuhan Kingold.

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

Also, on December 17, 2014, Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin), the sole shareholder of Famous Grow and the majority shareholder of Dragon Lead prior to the closing of the reverse acquisition, entered into an Amended and Restated Call Option Agreement, as amended and restated, or call option, with Zhihong Jia and Bin Zhao to comply with PRC regulations that restrict PRC residents from owning offshore entities like us in direct exchange for their shares in the PRC operating company and as an inducement to encourage them to provide services to Wuhan Kingold and our company. The call option does not include a vesting schedule and continued employment is not a condition to the call option. The Amended and Restated Call Option Agreement was further amended on March 26, 2016. Under the call option, as amended and restated, Fok Wing Lam Winnie granted to Zhihong Jia the right to acquire up to 100% of the shares of Famous Grow at an exercise price of $1.00, which is par value per share, or $0.001 per Famous Grow share, subject to any exercise notice at any time for a period of ten years, which was determined in an arm's length negotiation with the parties. While it is the case that our PRC counsel believes that this arrangement is lawful under PRC laws and regulations, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and legality of such call options. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

In April 2015, Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) established a new subsidiary Wuhan Kingold Internet Co., Ltd. (“Kingold Internet”). Total registered capital of Kingold Internet is RMB 1 million (approximately $0.15 million), of which Wuhan Kingold holds a 55% ownership interest and a third-party minority shareholder, Mr. Xiaofeng Lv, holds the remaining 45% ownership interest. Kingold Internet engages in promoting the online sales of jewelry products through cooperation with Tmall.com, a large business-to-consumer online retail platform owned by Alibaba Group.

In May 2015, Kingold Internet established a 100% controlled subsidiary Yuhuang Jewelry Design Co., Ltd (“Yuhuang”). Total registered capital of Yuhuang is RMB 1 million (approximately $0.15 million). Since Wuhan Kingold holds a 55% ownership interest of Kingold Internet, Wuhan Kingold also indirectly controls 55% ownership interest in Yuhuang and minority shareholder Mr. Xiaofeng Lv holds the remaining 45% ownership interest in Yuhuang. Yuhuang engages in the jewelry design business.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Notes:

(1)	Famous Grow is owned by Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin). Pursuant to the Amended and Restated Call Option Agreement as amended, our founder, Chairman and Chief Executive Officer Zhihong Jia, has the right to acquire 100% of the ownership of Famous Grow.

(2)	Wuhan Kingold is 55.31% owned by Zhihong Jia, our founder, Chairman and Chief Executive Officer, with the balance of 44.69% owned by a total of 46 other shareholders, who are all PRC citizens. All of Wuhan Kingold’s shareholders have entered into the VIE agreements.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

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

In October 2013, Wuhan Kingold our controlled subsidiary, entered into an agreement with Wuhan Wansheng and Wuhan Huayuan to acquire 100% ownership of the Shanghai Creative Industry Park, which is proposed to be renamed the Kingold Jewelry Cultural Industry Park, which we refer to as the Jewelry Park. The Jewelry Park is located at No. 12, Han Huang Road, Jiang’An District, Wuhan.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “KGJI.” Prior to August 18, 2010, our common stock was listed for quotation on the OTC Bulletin Board or, the OTCBB, under the symbol “KGJI ”.

The following table sets forth, for the periods indicated, the range of quarterly high and low closing sales prices for our common stock in U.S. dollars. Prior to our listing on the NASDAQ Capital Market, these quotations reflect inter- dealer prices, without retail mark-up, mark-down or commission, involving our common stock during each calendar quarter, and may not represent actual transactions.

2015	High	Low

First Quarter	$1.21	$0.95
Second Quarter	$1.43	$0.90
Third Quarter	$0.90	$0.53
Fourth Quarter	$0.79	$0.50

2014

First Quarter	$1.93	$1.61
Second Quarter	$1.64	$1.10
Third Quarter	$1.48	$1.16
Fourth Quarter	$1.31	$0.84

On August 11, 2015, the Company received a notification letter from NASDAQ advising the Company that for 30 consecutive business days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market, pursuant to the NASDAQ Listing Rule 5550(a)(2) requirement for continued listing on NASDAQ (the “Minimum Bid Price Rule”). The Company was provided 180 calendar days, or until February 8, 2016, to regain compliance with the Minimum Bid Price Rule. On February 9, 2016, NASDAQ granted the Company an additional 180 calendar days, or until August 8, 2016, to regain compliance with the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2). On March 18, 2016, the Company received notification from NASDAQ that, since the bid price of the Company’s common stock closed at or above $1.00 per share for the last 16 consecutive business days, from February 25, 2016 to March 17, 2016, the Company has regained compliance with the Minimum Bid Price Rule, and that this matter is now closed.

Holders

On March 24, 2016, the closing sale price of our shares of common stock was $1.15 per share and there were 65,963,502 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 80 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option grants made to employees, directors and consultants as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)

Equity Compensation Plans Approved by Security Holders(1)	3,220,000	$1.90	1,780,000
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

(1)	On March 24, 2011, our Board of Directors voted to adopt the 2011 Stock Incentive Plan, or the Plan, which was approved at our annual stockholders’ meeting held on June 6, 2012, The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of our common stock will be granted.

Purchases of Equity Securities

During the year ended December 31, 2015, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Information

The following discussion αnd αnαlysis of the consolidαted finαnciαl condition αnd results of operαtions should be reαd in conjunction with our consolidαted finαnciαl stαtements αnd relαted notes αppeαring elsewhere. This discussion αnd αnαlysis contαins forwαrd-looking stαtements thαt involve risks, uncertαinties αnd αssumptions. Our αctuαl results could differ mαteriαlly from the results described in or implied by these forwαrd-looking stαtements αs α result of vαrious fαctors. See the “Cαutionαry Stαtement for Purposes of the “Sαfe Hαrbor” Stαtement Under the Privαte Securities Litigαtion Reform Act of 1995” immediαtely preceding Pαrt I of this Report.

Key Components of Operating Results

Sources of Revenue

We derive our revenue almost entirely from the sales of 24-karat jewelry and Chinese ornaments and from design and processing fees we receive from other jewelry companies who hire us to design and produce 24-karat jewelry and Chinese ornaments using gold they supply us. We offer a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants. In our jewelry business, we only sell on a wholesale basis to distributors and retailers. Pricing of our jewelry business products is made at the time of sale based upon the then- current price of gold and sales are made on a cash or credit on delivery basis.

We are developing our investment gold business. We sell our investment gold products through banks. Similar to our jewelry business, pricing of our investment gold products is made at the time of sale based upon the then-current price of gold, and sales are made on a cash or credit on delivery basis.

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

Gross Profit, Gross Margin and Inventory Carrying Value

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At December 31, 2015 and 2014, we had approximately 10.1 and 6.3 metric tons of gold in our inventory, all of which had been sold in excess of the carrying value by the date of this report.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No events or changes in our business or circumstances required us to test for impairment of our long-lived assets during 2015 and 2014, and accordingly, we did not recognize any impairment loss during these periods.

Competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

Revenue Recognition

Our net sales are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products on its own. The Company recognizes revenues under ASC 605 as follows:

Sales of branded products

The Company recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts for customized production when: (i) the contracted services have been performed and (ii) collectability is deemed probable.

Results of Operations

YEARS ENDED DECEMBER 31, 2015 AND 2014

The following table sets forth information from our statements of income and comprehensive income for the years ended December 31, 2015 and 2014 in U.S. dollars.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the years ended December 31,
	2015	2014
NET SALES	$1,000,161,294	$1,107,558,544
COST OF SALES
Cost of sales	(960,562,184)	(1,030,010,474)
Depreciation	(1,284,170)	(1,296,583)
Total cost of sales	(961,846,354)	(1,031,307,057)

GROSS PROFIT	38,314,940	76,251,487

OPERATING EXPENSES
Selling, general and administrative expenses	8,176,710	7,343,951
Stock compensation expenses	530,542	3,149,980
Depreciation	104,219	130,074
Amortization	12,137	12,300
Total operating expenses	8,823,608	10,636,305

INCOME FROM OPERATIONS	29,491,332	65,615,182

OTHER INCOME (EXPENSES)
Other income	20,689	94,624
Interest income	208,061	305,465
Interest expense	(1,819,581)	(1,847,240)
Total other expenses, net	(1,590,831)	(1,447,151)

INCOME FROM OPERATIONS BEFORE TAXES	27,900,501	64,168,031

INCOME TAX PROVISION
Current	4,488,815	16,836,054
Deferred	1,849,910	-
Total income tax provision	6,338,725	16,836,054
NET INCOME	$21,561,776	$47,331,977
Less: net loss attribute to the non-controlling interest	(296)	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	21,562,072	47,331,977

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation loss	$(14,740,716)	(1,331,031)
Less: foreign currency translation gain attributable to non-controlling interest	4,251	-
Foreign currency translation loss attributable to common stockholders	(14,744,967)	(1,331,031)

COMPREHENSIVE INCOME (LOSS) attributable to:
Common stockholders	6,817,105	46,009,946
Non-controlling interest	3,955	-
	$6,821,060	$46,009,946
Earnings per share
Basic	$0.33	$0.72
Diluted	$0.33	$0.72

Weighted number of shares
Basic	65,963,502	65,918,768
Diluted	65,963,502	66,007,075

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

Net Sales

Net sales for the year ended December 31, 2015 were $1,000.2 million, a decrease of $107.4 million, or 9.7%, from net sales of $1,107.6 million for the year ended December 31, 2014. For the year ended December 31, 2015, our branded production sales accounted for 97.5% of the total sales and customized production sales accounted for 2.4% of the total sales. When comparing with 2014, our branded production sales decreased by $92.1 million or 9%, our customized production sales decreased by $11.8 million or 33%, and trade-in sales decreased by $2.3 million or 97%. When the gold price decreased from early 2015 until August 12, 2015, the decrease in market price negatively impacted the Company’s customers’ purchase of gold. Especially we received reduced sales orders from our customized production segment than in 2014.

The overall decrease in our revenue in 2015 as compared to 2014 was due to the following combined factors: (1) total sales volume (in terms of quantity sold) decreased from 60.1 metric tons in 2014 to 56.5 metric tons in 2015, causing 3.6 metric tons or 6% decrease. As a result, approximately $91.6 million decrease in our revenue was attributable to the decrease in our sales volume. (2) The average unit selling price decreased from RMB 251.67 per gram in 2014 to RMB 235.61 per gram in 2015, causing 6.4% decrease. As a result, approximately $6.9 million decrease in our revenue was affected by the decrease in our selling price. (3) Approximately $8.9 million decrease in revenue was attributable to the foreign currency translation loss from converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.1457 RMB in 2014 to 1 USD=6.2288 RMB in 2015.

Our consumers reduced their spending in gold purchase in 2015 due to decreased gold price. Our investment gold business represented 0.43% and 1.7% of total net sales in 2015 and 2014, respectively.

We produced 27.6 metric tons of customized gold products in fiscal 2015, decreased by 11.8% from last year, while we produced 28.9 metric tons of branded gold products, representing an increase of 0.35% from last year.

Gold sales for the twelve months ended December 31,

	2015			2014
			Sales/			Sales/
	Metric	Sales	Metric Ton	Metric	Sales	Metric Ton
	Tons	($ Million)	($ Million)	Tons	($ Million)	($ Million)
Total	56.5	$1,000.2	$17.7	60.1	$1,107.6	$18.4
Branded	28.9	$975.4	$33.8	28.8	$1,067.5	$37.1
Customized	27.6	$24.8	$0.9	31.3	$40.1	$1.3

Cost of sales

Cost of sales for the year ended December 31, 2015 amounted to $960.6 million, a decrease of $69.4 million, or 6.7% from $1,030.0 million for 2014. The decrease was primarily attributable to lower volume of products sold in fiscal 2015. The sale quantity decreased 6.0% to approximately 56.5 metric tons in 2015 from 60.1 metric tons in 2014.

Gross profit

Gross profit for the year ended December 31, 2015 was $38.3 million, a decrease of $37.9 million or 49.8%, from $76.3 million for 2014. The decrease in our gross profit resulted from the following factors: (1) Due to decreased sales volume from 60.1 metric tons in 2014 to 56.5 metric tons in 2015,, the Company’s gross profit and gross margin for the year ended December 31, 2015 was negatively affected. (2) The decrease in unit selling price also impacted the gross margin: The unit cost of our branded production sales was RMB 206.99 per gram for the year ended December 31, 2015 while the unit cost of our branded production sales was RMB 219.11 per gram for the year ended December 31, 2014. On the other hand, the unit selling price of branded production was RMB 210.45 per gram for the year ended December 31, 2015 while the unit price of selling branded production was RMB 228.05 per gram for the year ended December 31, 2014. As a result, the unit margin of branded production sales was RMB 3.46 per gram for the year ended December 31, 2015 compared to RMB 8.94 per gram for the year ended December 31, 2014. (3) Our customized production sales volume decreased from 31.3 metric tons in 2014 to 27.6 metric tons in 2015, and unit selling price in this segment also decreased from RMB 7.08 per gram in 2014 to only RMB 5.48 per gram in 2015. The reason that the unit selling price of our customized production is lower than the unit selling price of our branded production is in customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products on its own.

As the sales volume and selling price for customized production sales decreased and led the decrease in our gross profit, the overall gross margin was negatively affected. Our gross margin for the year ended December 31, 2015 was 3.8%, a decline of 3.1% as compared to gross margin of 6.9% in 2014. The primary reason for the substantial decrease in gross margin was that the Company purchased a large quantity of gold inventory at year end of 2013 and beginning of 2014 at market prices, which were much lower than in 2015, making 2014 production costs much lower than normal. According to the World Gold Council, the average market price of gold for the year ended December 31, 2015 was $1,160.1 per ounce, decreased 8.4% as compared to the average market price of $1,266.4 per ounce in 2014. The Company’s average unit price of $17.7 million per metric ton in 2015 decreased 3.8% from the average unit price of $18.4 million per metric ton in 2014. Another reason was that our customized production sales normally has higher profit margin than our branded production sales because we can charge higher selling prices to customers for services rendered. In 2015, due to the declined market price of gold which negatively impacted customers’ perception of buying gold products, we received reduced sales orders from our customized production segment than in 2014 and accordingly our gross margin was negatively affected.

Expenses

Total operating expenses for the year ended December 31, 2015 were $8.8 million, a decrease of $1.8 million or 17.0%, from $10.6 million for 2014. The decrease was mainly due to a $2.6 million decrease in the stock based compensation expense, offset by an increase of $0.8 million in the selling, general and administrative expenses. The increase in the selling, general and administrative expenses in 2015 was due to increased expenses for broader marketing efforts.

Our provision for income tax expense was $6.3 million for the year ended December 31, 2015, decreased by $10.5 million, or 62.4%, from $16.8 million for 2014. The decrease was primarily due to the significant drop of taxable income.

Other comprehensive loss was approximately $14.7 million for the year ended December 31, 2015, compared to other comprehensive loss of $1.3 million for the year ended December 31, 2014 due to the depreciation of RMB against the U.S. Dollar.

Net Income

For the foregoing reasons, our net income was $21.6 million for the year ended December 31, 2015, decreased by $25.8 million or 54.4% from fiscal 2014 as a result of the matters described above.

Liquidity and Capital Resources

At December 31, 2015, we had $3.1 million in cash and cash equivalents compared to $1.3 million at December 31, 2014. At December 31, 2015, we had $26.6 million in restricted cash compared to $14.8 million at December 31, 2014. This restricted cash (along with our Chairman and Chief Executive Officer’s personal credit) secures our obligations under our bank loans and gold lease agreements. We have financed our operations with cash flow generated from operations and through borrowing of short-term bank loans generally with a term of one year as well as through private and public borrowings and offerings in the U.S. and Chinese capital markets, such as our recent placement under our commercial paper program with Shanghai Pudong Development Bank (“SPD Bank”). At December 31, 2015, we had total outstanding short-term loans of $55.5 million, an increase of $39.2 million from $16.3 million short term loans as of December 31, 2014.

On October 23, 2013, we entered into an acquisition agreement with Wuhan Wansheng and Wuhan Huayuan for a Jewelry Park project (“Jewelry Park”). Pursuant to the acquisition agreement, we acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park for RMB 1.0 billion (approximately $154 million) from Wuhan Huayuan, and authorized Wuhan Wansheng, as agent, to complete construction of the Jewelry Park. We have financed our payments on the Jewelry Park through bank loans supplemented by our operating cash flows, and where possible, deposits or advances that may be received from lessees. We may also finance part of the remaining payments through proceeds derived from the presale of some of the units.

As of December 31, 2015, our payments for the project will be made to Wuhan Wansheng in tranches, as follows, in line with the completion of certain building installments, as outlined in the acquisition agreement:

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Revised Payment Commitment (USD in millions)**
October 2013*	200	200	31
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	13
December 2014	-	35	5
January 2015***	250	-	-
February 2015***	-	28	4
April 2015	-	100	15
May 2015	-	-	-
June 2015	250	-	-
April – May 2016***	-	480	75
Total	1,000	1,000	154

* Includes initiαl deposit mαde to seller

** In US$ bαsed on current eχchαnge rαtes

***Updαted to reflect delαy to pαyment schedule

From late January and early March 2016, we subsequently paid additional RMB 79 million (approximately $12.2 million) to the construction company to settle the outstanding construction payable and plans to pay the remaining amount when the construction work is fully completed in late April 2016.

On February 9, 2015, Wuhan Kingold received a Notice of Acceptance of Registration (the “Acceptance”) from the PRC’s National Association of Financial Market Institutional Investors (the “NAFMII”), registering the issuance of up to approximately $120 million (RMB 750 million) of debt financing instruments by Wuhan Kingold pursuant to a Non-Public Oriented Debt Financing Instruments Private Placement Agreement, by and among Wuhan Kingold, SPD Bank and the other institutional investors named therein (together with SPD Bank, the “Investors”). On March 26, 2015, the Company completed the issuance of the first phase of debt financing instruments with the total amount of approximately $62 million (RMB 400 million). The debt has a one-year term with the annual interest rate of 7%. The debt was secured by certain gold or gold products held by Wuhan Kingold and approximately $5 million (RMB 35 million) security deposit. In connection with the foregoing, Wuhan Kingold and SPD Bank have entered into a Credit Agent Agreement (the “Credit Agent Agreement”), pursuant to which SPD Bank serves as the agent of the holders of the debt securities. Zhihong Jia, Chairman and Chief Executive Officer of the Company, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement. In March 2016, we fully repaid this debt to SPD bank upon maturity. The Company does not anticipate issuing any additional debt financing instrument under this Non-Public Oriented Debt Financing Instruments Private Placement Agreement.

In January 2016, the Company signed two Loan Agreements of Circulating Funds with Evergrowing Bank, for loans of approximately $122 million (RMB 800 million) in aggregate. The purpose for the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are secured by 5,000 kilograms of gold in aggregate and are jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Both loans are due in January, 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

In January 2016, the Company signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $457 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The release of individual loan is subject to certain non-financial covenants required by the loan agreements. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The Company entered into a Collateral Agreement with Anxin Trust to designate the Company’s certain gold inventories stored at Shanghai Gold Exchange as the collateral for the trust loan. There is no covenant requirement for this loan. The loan is also jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of the date of the Report, the Company received aggregated of approximately $25.4 million (RMB 165 million) from the loan.

We have maintained a close relationship with the banks from where we leased gold. Therefore we expect that we are able to renew current gold leases upon maturity and obtain additional gold leases from the banks, if necessary. We are expecting to generate additional cash flows in the coming period of time from developing new customers, expanding our sales through our online sales platform and an increase in our revenue during the upcoming sales season.

In addition, we began our pre-sale efforts of the Jewelry Park properties in August 2015 and received approximately $22.2 million customer deposit, and we will continue this effort through the completion of the Jewelry Park which is expected to finish by April 2016.

As of December 31, 2015 and 2014, the Company had positive working capital of $174.9 million and $183.7 million, respectively. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months and the required installment payments under the Jewelry Park acquisition agreement. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Cash Flow

Operating activities.

We used $62.5 million of net cash in operating activities for the year ended December 31, 2015, compared to $20.3 million of net cash provided by operating activities in 2014. The significant net cash used in operating was mainly due to the decrease of net income of $25.8 million and increase in our spending on purchase of inventory of $62.4 million when market price of gold was low.

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

Investing activities.

We used $28.0 million of net cash for investing activities for the year ended December 31, 2015, compared to $35.8 million spent in 2014. The components of our cash used in investing activities for 2015 primarily included cash payment of $52.8 million to the construction company for the Jewelry Park construction work, plus $24.9 million construction payable to the construction company accrued during the fourth quarter of 2015. The increase in the net cash used in the investing activities was mainly because of the cash payment we made to finance the construction of the Jewelry Park.

While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to invest in the development of the Jewelry Park and make payments pursuant to the terms of our agreement.

Financing activities.

Net cash provided by financing activities was $92.4 million for the year ended December 31, 2015, compared with $15.2 million for the year ended December 31, 2014. The increase net cash provided by the financing activities was mainly due to the fact that the Company utilized additional short term bank loans and issued a $62 million debt payable in fiscal 2015.

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

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.4917	$1=RMB 6.1460	$1=RMB 6.1122
Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.2288	$1=RMB 6.1457	$1=RMB 6.1943

Total translation loss recorded for the year ended December 31, 2015 was $14,740,716. Total translation loss recorded for the year ended December 31, 2014 was $1,331,031.

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

Off-Balance Sheet Arrangements

We originally guaranteed payment to a non-related third-party of approximately $11.1 million (RMB 68 million) in bank loans. The guarantee terminated in May 2015.

As of December 31, 2015 and 2014, 2,782 kilograms and 3,080 kilograms of leased gold were outstanding, at the approximate amounts of $101.8 million and $125.8 million, respectively. The 2,782 kilograms of leased gold outstanding as of December 31, 2015 will be returned within various months in fiscal year 2016 and the Company will sign new gold lease agreements with the banks when needed. Interest expenses for the leased gold for the years ended December 31, 2015 and 2014 were approximately $7.0 million and $7.1 million, respectively, which was included in the cost of sales.

Recent Accounting Pronouncements

In January 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any, this update will have on the Company's consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB has issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All other entities must apply the new requirements for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity methodThe amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kingold Jewelry, Inc.

We have audited the consolidated balance sheets of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 28, 2016

KINGOLD JEWELRY, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,	December 31,
	2015	2014

ASSETS

Cash	$3,100,569	$1,331,658
Restricted cash	26,649,687	14,793,632
Accounts receivable	1,624,323	503,406
Inventories	298,303,185	212,396,363
Other current assets and prepaid expenses	1,046,032	57,971
Value added tax recoverable	15,526,002	4,501,426
Total current assets	346,249,798	233,584,456
PROPERTY AND EQUIPMENT, NET	7,622,509	9,390,258
OTHER ASSETS
Deposit on land use right-Jewelry Park	9,296,763	9,819,687
Construction in progress - Jewelry Park	105,844,259	58,310,818
Other assets	148,713	157,078
Land use right	454,180	492,027
Total long-term assets	123,366,424	78,169,868
TOTAL ASSETS	$469,616,222	$311,754,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short term loans	$55,455,428	$16,270,745
Long term loans - current maturities	-	28,844,777
Debts payable, net	61,471,962	-
Construction payables-Jewelry Park	23,876,642	-
Deposit payables-Jewelry Park	22,182,171	-
Other payables and accrued expenses	6,355,979	2,970,770
Due to related party	200,059	-
Income tax payable	1,119,918	978,713
Other taxes payable	710,104	777,537
Total current liabilities	171,372,263	49,842,542
Deferred income tax liability-Non-current	1,774,993	-
Long term loans	30,808,571	3,672,308
TOTAL LIABILITIES	203,955,827	53,514,850
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2015 and December 31, 2014	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 65,963,502 and 65,963,502 shares issued and outstanding as of December 31, 2015 and December 31, 2014	65,963	65,963
Additional paid-in capital	79,990,717	79,460,175
Retained earnings
Unappropriated	184,564,147	163,002,075
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	(1,249)	14,743,718
Total stockholders' equity	265,587,121	258,239,474
Non-controlling interest	73,274	-
Total Equity	265,660,395	258,239,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469,616,222	$311,754,324

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN U.S. DOLLARS)

	For the years ended December 31,
	2015	2014
NET SALES	$1,000,161,294	$1,107,558,544
COST OF SALES
Cost of sales	(960,562,184)	(1,030,010,474)
Depreciation	(1,284,170)	(1,296,583)
Total cost of sales	(961,846,354)	(1,031,307,057)

GROSS PROFIT	38,314,940	76,251,487

OPERATING EXPENSES
Selling, general and administrative expenses	8,176,710	7,343,951
Stock compensation expenses	530,542	3,149,980
Depreciation	104,219	130,074
Amortization	12,137	12,300
Total operating expenses	8,823,608	10,636,305

INCOME FROM OPERATIONS	29,491,332	65,615,182

OTHER INCOME (EXPENSES)
Other income	20,689	94,624
Interest income	208,061	305,465
Interest expense	(1,819,581)	(1,847,240)
Total other expenses, net	(1,590,831)	(1,447,151)

INCOME FROM OPERATIONS BEFORE TAXES	27,900,501	64,168,031

INCOME TAX PROVISION
Current	4,488,815	16,836,054
Deferred	1,849,910	-
Total income tax provision	6,338,725	16,836,054
NET INCOME	21,561,776	47,331,977
Less: net loss attribute to the non-controlling interest	(296)	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,562,072	$47,331,977

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation loss	$(14,740,716)	(1,331,031)
Less: foreign currency translation gain attributable to non-controlling interest	4,251	-
Foreign currency translation loss attributable to common stockholders	(14,744,967)	(1,331,031)

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
Common stockholders	$6,817,105	$46,009,946
Non-controlling interest	3,955	-
	$6,821,060	$46,009,946
Earnings per share
Basic	$0.33	$0.72
Diluted	$0.33	$0.72

Weighted average number of shares
Basic	65,963,502	65,918,768
Diluted	65,963,502	66,007,075

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. DOLLARS)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other	Non-
	Par value		Par value		paid-in	retained	retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	capital	earnings	earnings	Gain (loss)	Interest	Total
Balance at December 31, 2013		$-	64,953,462	$64,953	$76,847,205	$120,946,375	$967,543	$16,074,749	$-	$214,900,825
Net income for the year			-	-	-	47,331,977	-	-	-	47,331,977
Cash dividend paid			-	-	-	(5,276,277)	-	-	-	(5,276,277)
Shares issued for services			1,000,000	1,000	1,759,000	-	-	-	-	1,760,000
Options granted for services			-	-	843,980	-	-	-	-	843,980
Shares issued for warrant exercises			10,040	10	9,990	-	-	-	-	10,000
Foreign currency translation loss			-	-	-	-	-	(1,331,031)	-	(1,331,031)

Balance at December 31, 2014		$-	65,963,502	$65,963	$79,460,175	$163,002,075	$967,543	$14,743,718	$-	$258,239,474

Capital contribution by minority shareholder			-	-	-	-	-	-	69,319	69,319
Net income (loss) for the year			-	-	-	21,562,072	-	-	(296)	21,561,776
Options granted for services			-	-	530,542	-	-	-	-	530,542
Foreign currency translation (loss) gain			-	-	-	-	-	(14,744,967)	4,251	(14,740,716)

Balance at December 31, 2015		$-	65,963,502	$65,963	$79,990,717	$184,564,147	$967,543	$(1,249)	$73,274	$265,660,395

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,561,776	$47,331,977
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Depreciation	1,388,389	1,426,657
Amortization of intangible assets	12,137	12,300
Share based compensation for services	530,542	3,149,980
Amortization of deferred financing costs on debt payable	490,870	-
Deferred tax provision	1,849,910	-
Changes in operating assets and liabilities (increase) decrease in:
Accounts receivable	(1,196,167)	26,053
Inventories	(101,320,758)	(38,924,060)
Other current assets and prepaid expenses	(1,032,953)	8,193,528
Value added tax recoverable	(11,739,723)	1,959,688
Increase (decrease) in:
Other payables and accrued expenses	3,634,673	(512,197)
Customer deposits	23,118,418	-
Income tax payable	201,484	(2,273,323)
Other taxes payable	(27,126)	(66,538)
Net cash (used in )provided by operating activities	(62,528,528)	20,324,065
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(67,190)	(19,403)
Proceeds from sale of property and equipment	-	1,970
Construction payable- Jewelry Park	24,884,408	-
Cash payment in construction in progress-Jewelry Park	(52,775,958)	(35,590,752)
Net cash used in investing activities	(27,958,740)	(35,779,185)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution by minority shareholder	69,319	-
Proceeds from bank loans-short term	89,904,958	24,000,521
Repayments of bank loans-short term	(48,139,288)	(57,031,746)
Proceeds from long term loan	64,217,827	3,672,486
Restricted cash	(13,177,515)	(2,194,663)
Proceeds from related party loan	200,015	65,082,981
Repayments of related party loan	-	(13,016,596)
Cash dividend paid	-	(5,276,277)
Net proceeds from exercise of warrants	-	10,000
Deferred financing costs on debt payable	(642,178)	-
Net cash provided by financing activities	92,433,138	15,246,706
EFFECT OF EXCHANGE RATES ON CASH	(176,959)	(744,858)
NET INCREASE (DECREASE) IN CASH	1,768,911	(953,272)
CASH, BEGINNING OF YEAR	1,331,658	2,284,930
CASH, END OF YEAR	$3,100,569	$1,331,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$2,197,249	$14,140,388
Cash paid for income tax	$4,488,815	$18,834,998

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold” or “the Company”) was incorporated in the State of Delaware on September 5, 1995.

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

In April 2015, Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) established a new subsidiary Wuhan Kingold Internet Co., Ltd. (“Kingold Internet”). Total registered capital of Kingold Internet is RMB 1 million (approximately $0.15 million), of which Wuhan Kingold holds a 55% ownership interest and a third-party minority shareholder, Mr. Xiaofeng Lv, holds the remaining 45% ownership interest. Kingold Internet engages in promoting the online sales of jewelry products through cooperation with Tmall.com, a large business-to-consumer online retail platform owned by Alibaba Group. In May 2015, Kingold Internet also established a new subsidiary Yuhuang Jewelry Design Co., Ltd (“Yuhuang”)). Total registered capital of Yuhuang is RMB 1 million (approximately $0.15 million). Since Yuhuang is wholly owned by Kingold Internet, through Kingold Internet, Wuhan Kingold holds a 55% ownership interest of Yuhuang and the third-party minority shareholder Xiaofeng Lv holds the remaining 45% ownership interest of Yuhuang. Yuhuang will engage in Jewelry design business.

Kingold, Dragon Lead, Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet and Yuhuang are hereinafter collectively referred to as the “Company.”

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet and Yuhuang. All inter-company balances and transactions have been eliminated in consolidation.

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

Cash

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains most of the bank accounts in the PRC. Cash balances in bank accounts in PRC are not insured by the Federal Deposit Insurance Corporation or other programs.

Restricted Cash

As of December 31, 2015 and 2014, the Company had restricted cash of $26,649,687 and $14,793,632, respectively. Approximately $0.5 million was related to the bank loan with China Minsheng Trust Co., Ltd. (“Minsheng Trust”), and approximately $1.4 million was related to the bank loan with China CITIC Bank Corporation Limited (“CITIC Bank”) – see Note 6. Approximately $19.3 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank – see Note 8 – Gold Lease Transactions. Approximately $5.4 million was related to the Debts payable deposit with SPD Bank – see Note 7 – Debts Payable.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At December 31, 2015 and 2014, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of December 31, 2015 and December 31, 2014, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life. The estimated useful lives used in connection with the preparation of the financial statements are as follows:

Estimated Useful Life

Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5 - 10 years

Construction-in-Progress

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

Long-lived assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2015 and 2014.

Fair value of financial instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures. ” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Fair value of financial instruments (continued)

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

Sαles of brαnded products

The Company recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts for customized production when: (i) the contracted services have been performed and (ii) collectability is deemed probable.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at December 31, 2015 and 2014.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2010 and after. As of December 31, 2015 the tax years ended December 31, 2010 through December 31, 2015 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

Kingold, as well as its wholly owned subsidiary, Dragon Lead, maintain accounting records in United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income. ”

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2015	December 31, 2014
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.4917	US$1=RMB 6.1460
Amounts included in the statements of operations and cash flows for the period	US$1=RMB 6.2288	US$1=RMB 6.1457

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income in the consolidated statements of income and comprehensive income and the consolidated statements of changes in equity.

Earnings per share (“EPS”)

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

Share or Stock-Based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes the accounting for employee stock-based awards. For employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight-line basis over the requisite service period for the entire award. For the non-employee stock-based awards, the fair value of the awards to non-employees are measured every reporting period based on the value of the Company’s common stock.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debts issuance cost

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

Deposit payables - Jewelry Park

Deposit payables consist of amounts received from customers relating to the pre-sale of the residential or commercial units in the Jewelry Park. The Company receives these funds and recognizes them as a liability until the revenue can be recognized.

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

Risks and Uncertainties (continued)

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

Recent Accounting Pronouncements

In April 2015, the FASB has issued ASU No. 2015-04 “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets,” The Amendments in this ASU defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain non-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting period beginning after December 15, 2017, including Interim reporting periods with that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact if this new amendment on consolidated financial statements.

In January 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any, this update will have on the Company's consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All other entities must apply the new requirements for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES, NET

Inventories as of December 31, 2015 and December 31, 2014 consisted of the following:

	As of
	December 31,	December 31,
	2015	2014
Raw materials (A)	$162,766,248	$51,502,635
Work-in-progress (B)	108,276,834	120,098,299
Finished goods (C)	27,260,102	40,795,429
Total inventory	$298,303,184	$212,396,363

(A)	Included 5,624,476 grams of Au9999 gold in 2015 and 1,546,435 grams of Au9999 gold in 2014.

(B)	Included 3,549,984 grams of Au9999 gold in 2015 and 3,530,919 grams of Au9999 gold in 2014.

(C)	Included 886,849 grams of Au9999 gold in 2015 and 1,183,407 grams of Au9999 gold in 2014.

As of December 31, 2015, 3,977,490 grams of Au9999 gold with carrying value of approximately $115.1 million were pledged for certain bank loans (see Note 6) and another 2,456,000 grams of Au9999 gold with carrying value of approximately $71 million were pledged for the Company’s debts payable (see Note 7). Total $186.1 million and $39.2 million of inventory has been pledged with banks as collaterals as of December 31, 2015 and 2014, respectively.

No lower of cost or market adjustment was recorded at December 31, 2015 and 2014, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2015 and December 31, 2014:

	As of
	December 31,	December 31,
	2015	2014
Buildings	$2,363,093	$2,496,012
Plant and machinery	18,496,731	19,502,409
Motor vehicles	53,935	37,097
Office and electric equipment	630,312	652,268
Subtotal	21,544,071	22,687,786
Less: accumulated depreciation	(13,921,562)	(13,297,528)
Property and equipment, net	$7,622,509	$9,390,258

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,388,389 and $1,426,657, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSIT ON LAND USE RIGHT AND CONSTRUCTION IN PROGRESS

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an agreement (the “Agreement”) with third-parties Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park,” which is proposed to be renamed to “Kingold Jewelry Cultural Industry Park” (the “Jewelry Park”). Pursuant to the Agreement, Wuhan Kingold will acquire the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which has been approved for real estate development use. Wuhan Kingold has committed to provide a total sum of RMB 1.0 billion (approximately $154 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which are proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a hotel.

As of December 31, 2015, the carrying value of Jewelry Park was approximately $115.0 million (RMB 747.5 million), included the following components (1) Land use right of approximately $9.3 million (RMB 60.4 million), which represents the total cost of the Land Use Right and (2) the construction progress of approximately $106.0 million, consisting of the Company’s cash payment of approximately $70.7 million (RMB 458.8 million) towards the construction of Jewelry Park project, capitalized interest of approximately $8.0 million (RMB 52.0 million) on the long-term bank loan, capitalized interest of approximately $3.3 million (RMB 21.3 million) on the Debts and construction payable of approximately $23.9 million (RMB 155.0 million) which has been accrued based on the billing request by the construction company in the end of 2015 (see Note 9).

Wuhan Kingold is also required to make the construction payments to finance the entire construction project, as estimated based on certain construction project milestones listed below. Due to a delay by the construction company Wuhan Wansheng in charge of the project’s construction, the Company has delayed its payments to the construction company by seven to eight months. However, this delay is not expected to impact the total expected cost of RMB 1.0 billion (approximately $154 million) and any over budget cost will be the construction company’s obligation.

In October 2015, Wuhan Kingold signed a supplemental agreement with the construction company Wuhan Wansheng to amend the original acquisition agreement dated October 23, 2013. Pursuant to this supplemental agreement, Wuhan Wansheng agreed to fully complete the construction and deliver the completed real estate property to the company before January 15, 2016. As of December 31, 2015, based on the actual construction progress, both parties reached to a further amendment that the completion time for the construction was extended to April 2016. Wuhan Kingold agreed to pay the balance of construction payments within ten days after Wuhan Wansheng fully completes the construction and delivers the completed real estate property to the Company with certificate of occupancy. As of December 31, 2015, the Company was still committed to pay the remaining amount of approximately $75 million (approximately RMB 480 million) to the construction company. From late January to early March 2016, the Company subsequently paid RMB 79 million (approximately $12.2 million) to the construction company to settle the outstanding construction payable and plans to pay the remaining amount when the construction work is fully completed in late April 2016.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSIT ON LAND USE RIGHT AND CONSTRUCTION IN PROGRESS (continued)

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

Date	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Revised Payment Commitment (USD in millions)**
October 2013*	200	200	31
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	13
December 2014	-	35	5
January 2015***	250	-	-
February 2015***	-	28	4
April 2015	-	100	15
May 2015	-	-	-
June 2015	250	-	-
April 2016***	-	480	75
Total	1,000	1,000	154

* Includes initiαl deposit mαde to seller

** In US$ bαsed on current eχchαnge rαtes

***Updαted to reflect delαy to pαyment schedule

The Land Use Right will not be transferred to Wuhan Kingold until the project is completed and certificate of occupancy is issued. Upon the completion of the Project, the excess of RMB 1.0 billion commitment over the actual amount spent on the construction of the project shall be deemed as the actual cost of the Land Use Right. As of December 31, 2015 and 2014, the deposit on land use right was $9,296,763 and 9,819,687, respectively.

As of December 31, 2015 and 2014, the construction payable of approximately $23.9 million and $Nil has been accrued based on the billing request by the construction company at the end of 2015 and 2014 (see Note 5), respectively.

NOTE 6 - LOANS

Short term loans consist of the following:

	As of
	December 31,	December 31,
	2015	2014
(a) Loans payable to CITIC Bank Wuhan Branch	$6,161,714	$13,016,596
(b) Loan payable to Bank of Hubei Wuhan Jiang’an Branch	3,080,857	3,254,149
(c) Loan payable to Minsheng Trust	46,212,857	-
Total short term loans	$55,455,428	$16,270,745

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS (continued)

a) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of approximately $6.2 million (RMB 40 million) consisted of two working capital loan contracts originated on May 29, 2015 and June 1, 2015, with maturity dates of March 29, 2016 and March 1, 2016, respectively. The annual interest rate for both loans was 6.7%. The prior year loan balance was repaid upon maturity. All the loans from CITIC Bank Wuhan Branch were secured by restricted cash of approximately $1.4 million (RMB 9 million). The loan is also secured by 800,000 grams of Au9999 gold with carrying value of approximately $23 million. In addition, the Company's subsidiary Wuhan Kingold and Mr. Zhihong Jia, Chairman and Chief Executive Officer of the Company, separately signed a maximum guarantee agreement with the bank, to provide a maximum amount of approximately $23.9 million (RMB 155 million) guarantee for a line of credit of approximately $23.9 million (RMB 155 million) from CITIC Bank during May 25, 2015 through May 25, 2016. The $6.2 million loan has been subsequently repaid upon maturity.

b) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of approximately $3.1 million (RMB 20 million) originated on November 12, 2015, with a maturity date of November 12, 2016. The annual interest rate was 6.7%. The prior year loan balance was repaid upon maturity. This loan was secured by the Company’s building and land use rights with carrying value of approximately $8.1 million. In addition, the Company's subsidiary Wuhan Kingold and Mr. Zhihong Jia, Chairman and Chief Executive Officer of the Company, separately signed a maximum guarantee agreement with the bank, to provide a maximum amount of approximately $3.7 million (RMB 24 million) guarantee for a line of credit of approximately $3.1 million (RMB 20 million) from Bank of Hubei during September 24, 2015 through September 24, 2018.

c) Loan payable to Minsheng Trust, with an aggregate amount of approximately $46.2 million (RMB 300 million) originated on September 17, 2015, with a maturity date of September 25, 2016. The annual interest rate was 12.5%. The loan is to be used for the Company’s working capital. Wuhan Kingold pledged 1,877,490 grams of gold with carrying value of approximately $54.3 million (RMB 353 million) as of December 31, 2015 to secure this loan. The Company was also required to pledge RMB 3 million (approximately $0.5 million) restricted cash with Minsheng Trust as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the Minsheng Trust, to provide a guarantee for the loan.

Interest expense for all of the loans mentioned above for the years ended December 31, 2015 and 2014 was $2,197,294 and $1,847,240, respectively. The weighted average interest rate for the year ended December 31, 2015 and 2014 was 11.5% and 7.0%, respectively.

Long term loans consist of the following:

	As of
	December 31,	December 31,
	2015	2014
(d) Loan payable to Chang’an International Trust Co., Ltd	$-	$32,517,085
(e) Loan payable to Evergrowing Bank	30,808,571	-
Less current maturities	-	(28,844,777)
Total long term loans	$30,808,571	$3,672,308

d) On November 29, 2013, Wuhan Kingold entered into a Trust Loan Contract in the amount of approximately $32.5 million (RMB 200 million) with Chang’an International Trust Co., Ltd. in order to undertake the aforementioned acquisition of the Jewelry Park Project (see Note 5). The loan had a 24-month term with the annual interest rate of 13.5%. The loan was secured by 1,000,000 grams of Au9999 gold, which approximately $39.2 million as at December 31, 2014 was pledged by Wuhan Kingold. The loan was repaid upon maturity.

e) On December 18, 2015, Wuhan Kingold signed a loan agreement with the Qixia Branch of Evergrowing Bank (“Evergrowing Bank”) in the amount of approximately $31 million (RMB 200 million) for the purpose of acquiring the Jewelry Park Project (see Note 5). The loan period was from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $38 million. In addition, the Company’s CEO, Mr. Zhihong Jia signed a guarantee agreement with the bank, to provide a guarantee for the loan.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS (continued)

Total Interest for the long term loan in the amount of $3.8 million and $4.4 million for the year ended December 31, 2015 and 2014, respectively. All interests were capitalized into construction in progress. The weighted average interest rate for the year ended December 31, 2015 and 2014 was 11.5% and 7.0%, respectively.

NOTE 7 - DEBTS PAYABLE

On February 9, 2015, Wuhan Kingold received a Notice of Acceptance of Registration (the “Acceptance”) from the PRC’s National Association of Financial Market Institutional Investors (the “NAFMII”), registering the issuance of up to approximately $120 million (RMB 750 million) of debt financing instruments by Wuhan Kingold pursuant to a Non-Public Oriented Debt Financing Instruments Private Placement Agreement, by and among Wuhan Kingold, SPD Bank and the other institutional investors named therein (together with SPD Bank, the “Investors”), dated July 21, 2014 (the “Private Placement Agreement”). Such Private Placement Agreement became valid upon the Acceptance. In connection with the Private Placement Agreement, Wuhan Kingold and SPD Bank entered into an Underwriting Agreement dated August 12, 2014, appointing SPD Bank as the lead underwriter and bookkeeping manager for the issuance of the debt securities. The debt financing program is intended to operate similar to a commercial paper program. Under the program, Wuhan Kingold may issue the debt securities at any time within two years from the date of the Acceptance, with the initial issuance completed within six months from the date of the Acceptance. Wuhan Kingold is required to report any issuance to the NAFMII. The Private Placement Agreement provides that the Investors are entitled to, but are not required to, participate in any issuance, and prohibits using the proceeds from any issuance of debt securities for real estate and equity acquisition transactions.

On March 26, 2015, Wuhan Kingold completed the issuance of the first phase of debt financing instruments with the total amount of approximately $62 million (RMB 400 million) under the Private Placement Agreement. The debt has a one-year term with the annual interest rate of 7%. The debt was secured by certain gold or gold products held by Wuhan Kingold and approximately $5 million (RMB 35 million) security deposit. Management determined the debt was for the purpose of financing the Jewelry Park Project (see Note 5). In connection with the foregoing, Wuhan Kingold and SPD Bank have entered into a Credit Agent Agreement (the “Credit Agent Agreement”), pursuant to which SPD Bank serves as the agent of the holders of the debt securities. Zhihong Jia, Chairman and Chief Executive Officer of the Company, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement. The interest expense incurred on the debt financing instruments amounted to approximately $3.3 million for the year ended December 31, 2015 and was capitalized into construction in progress of Jewelry Park Project. The RMB 400 million debts payable subsequently expired on March 25, 2016 and have been fully repaid to SPD Bank upon maturity.

A one-time financing cost of approximately $0.6 million (RMB 4 million) related to the issuance has been offset against the debts payable carrying amount and is being amortized on a quarterly basis. For the year ended December 31, 2015, amortization of the deferred financing costs was $490,870. As of December 31, 2015, the remaining deferred financing cost of $145,180 is expected to be fully amortized in the first quarter of 2016.

	As of
	December 31,	December 31,
	2015	2014
Gross Debts Payable for Phase One	$61,617,142	$-
Net financing cost	(145,180)	-

Debts Payable, net	$61,471,962	$-

Pursuant to the Private Placement Agreement dated on August 12, 2014, the RMB 750 million debt financing instruments can be issued within two years. The Company originally planned to request the second phase of issuance of approximately $54 million (RMB 350 million) before the first phase debt expiration date in March 2016 and the proceeds will be used to pay back the first phase debt. However, the Company subsequently obtained alternative financing through several bank borrowings (see Note 20 -Subsequent Events), management does not expect the second phase of debt issuance will be materialized in the near future.

NOTE 8 - DEPOSIT PAYABLES - JEWELRY PARK

In August 2015, the Company started the pre-sale of certain real estate property in the Kingold Jewelry Park (see Note 5). 41,754.23 square meters (approximately 433,000 square feet) of office space have been pre-sold to various buyers at approximately $924 (RMB 6,000) per construction square meter and the Company received approximately $22 million (RMB 144 million) from buyers. The Company expects to deliver these properties to the customers when the Jewelry Park construction is completed and passed the inspection conducted by the local government authority.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTION

For the year ended December 31, 2015, the Company borrowed $200,059 from Mr. Zhihong Jia, the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with free of interest. As of December 31, 2015 and 2014, the due to related party amounted to $200,059 and $Nil, respectively.

For the years ended December 31, 2015 and 2014, Mr. Zhihong Jia, the CEO and Chairman of the Company, together with his wife provided their personal guarantees to various financial institutions to supports the Company (see Notes 6, 7 and 20).

NOTE 10 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2015 and 2014. The Company has loss carry forwards of approximately $15,750,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2035. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2015 and 2014 was approximately $5,355,000 and $4,732,000, respectively. The net increase in the valuation allowance for the years ended December 31, 2015 and 2014 was approximately $623,000 and $1,650,000, respectively.

Dragon Lead is incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the years ended December 31, 2015 and 2014. The Company recorded $Nil deferred income tax assets as of December 31, 2015 and 2014.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States. Since the U.S. holding company does not have any earnings and profits, distributions made in 2014 were deemed as a return of capital for U.S. income tax purpose.

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the year ended December 31, 2015 and 2014:

	For the years ended December 31,
	2015	2014

United States	$(1,833,064)	$(4,853,346)
Foreign	29,733,565	69,021,377
	$27,900,501	$64,168,031

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (continued)

Significant components of the income tax provision were as follows for the years ended December 31, 2015 and 2014:

	For the years ended December 31,
	2015	2014
Current tax provision
Federal	$-	$-
State	-	-
Foreign	4,488,815	16,836,054
	4,488,815	16,836,054

Deferred tax provision (recovery)
Federal	-	-
State	-	-
Foreign	1,849,910	-
	1,849,910	-
Income tax provision	$6,338,725	$16,836,054

The components of deferred tax assets and deferred tax liability as of December 31, 2015 and 2014 consist of the following:

	As of December 31,
	2015	2014
Deferred tax assets:
Deferred tax assets from net operating losses from parent company	$5,335,180	$4,732,000
Valuation allowance	(5,335,180)	(4,732,000)
	$-	$-

Deferred tax liability:
Deferred tax liability from capitalized interest	$1,774,993	$-
Income tax provision	$1,774,993	$-

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the years ended December 31, 2015 and 2014:

	For the years ended December 31,
	2015	2014
US statutory rate	34%	34%
Foreign income and loss not recognized in U.S.A.	(34)%	(34)%
China income tax	25%	25%
Miscellanies and non-deductible expense	(2.3)%	1.2%
Effective tax rate	22.7%	26.2%

NOTE 11 - EARNINGS PER SHARE

In 2015, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the exercise prices for the warrant and options were greater than the average market price for the year ended December 31, 2015. As a result, warrants to purchase 294,000 shares of common stock at weighted average exercise price of $3.61 per shares and options to purchase 3,220,000 shares of common stock at weighted average exercise price of $1.90 per share were not included in the computation of diluted EPS.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EARNINGS PER SHARE (continued)

For the year ended December 31, 2014, fiscal 2011’s warrants to purchase 150,000 shares of common stock and fiscal 2012’s options to purchase 1,300,000 shares of common stock as well as fiscal 2013’s options to purchase 90,000 shares of common stock were dilutive therefore included in the computation of diluted EPS. For the year ended December 31, 2015, the unexercised warrants and options were anti-dilutive because the average stock price did not exceed the exercise price of the warrants and options, and therefore they are not included in the diluted earnings per share calculation.

The following table presents a reconciliation of basic and diluted net income per share:

	For the years Ended December 31,
	2015	2014
Net income attributable to common stockholders	$21,562,072	$47,331,977
Weighted average number of common shares outstanding - Basic Effect of dilutive securities	65,963,502	65,918,768
Unexercised warrants and options	-	88,307
Weighted average number of common shares outstanding – diluted	65,963,502	66,007,075

Earnings per share - Basic	$0.33	$0.72
Earnings per share – Diluted	$0.33	$0.72

NOTE 12 - OPTIONS

On March 24, 2011, the Board of Directors voted to adopt the 2011 Stock Incentive Plan (the “Plan”), which was later ratified by the Company’s stockholders on October 31, 2011, at the 2011 annual meeting.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of the Company’s common stock may be granted. Prior to January 1, 2012, the Company granted 1,620,000 options under the plan. In accordance with the vesting periods, $110,439 and $441,754 were recorded as part of operating expense-stock compensation for the years ended December 31, 2015 and 2014, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $379,109 and $379,109 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the years ended December 31, 2015 and 2014, respectively.

On April 1, 2012, the Company granted 120,000 options with an exercise price of $1.49 to its Chief Financial Officer (“CFO”) per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every three months starting from grant date for the one year service period from April 1, 2012. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967. These options have fully vested by December 31, 2013.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – OPTIONS (continued)

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $23,114 and $23,117 were recorded as part of operating expense-stock compensation for the 90,000 options above for the years ended December 31, 2015 and 2014, respectively.

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model under the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 6.25 years. The aggregate fair value of the options was $85,822. In accordance with the vesting periods, $17,880 and $Nil were recorded as part of operating expense-stock compensation for the 90,000 options above for the years ended December 31, 2015 and 2014, respectively.

The Company recorded $530,542 and $3,149,980 stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 the Company had 3,009,375 outstanding vested stock options with a weighted average remaining term over 5.63 years and 210,625 unvested stock options with a weighted average remaining term over 7.56 years. Unrecorded stock-based compensation expense was $102,611 as of December 31, 2015. The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2014	3,130,000	$1.93	6.66	$-
Exercisable, December 31, 2014	2,570,000	$2.03	6.58	$-

Granted	90,000	$1.11	9.75	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2015	3,220,000	$1.90	5.76	$-

Exercisable, December 31, 2015	3,009,375	$1.95	5.63	$-

NOTE 13 - EQUITY

On June 17, 2014, the Board of Directors of the Company approved a special cash dividend of US$0.08 per share of common stock. The total amount of approximately US$5.3 million cash dividend was paid in August 2014.

On January 10, 2014, the Company entered into a consulting agreement with Sailesh C. Barchha (the “Consulting Agreement”) to assist the Company in expanding into the international market. Pursuant to the terms of the Consulting Agreement, the Company has entered into a joint venture agreement with Kuwait Support Services Company W.L.L., or KSS, a major multi-business group headed by His Excellency Sheikh Ameer Al Sabah of Kuwait. In connection with such joint venture with KSS, Mr. Barchha will provide certain management consulting and financial advisory services to the Company over a two year term from January 10, 2014 to January 9, 2016. In exchange for such services, the Company has issued to Mr. Barchha an aggregate of 1,000,000 shares of common stock of the Company on January 14, 2014. The fair value of this common stock compensation is based on the closing stock price on the date at which the 1,000,000 shares were granted. $1,760,000 of stock compensation expense was fully recognized for the year ended December 31, 2014, because the consulting service was completed in 2014. There was not much activity in this joint venture arrangement in 2015.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – EQUITY (continued)

On October 25, 2013, 400,000 shares were issued to Financial Buzz Media Networks LLC. $Nil and $546,000 stock compensation expense was recognized in connection with this transaction for the years ended December 31, 2015 and 2014, respectively.

For the year ended December 31, 2015 and 2014, the Company issued Nil and 10,040 shares for the exercise of the warrants (see Note 15 — Warrants).

NOTE 14 - WARRANTS

Following is a summary of the status of warrant activities as of December 31, 2015 and 2014:

	Number of	Weighted Average	Weighted average
	warrants	Exercise Price	Remaining Life in Years
Outstanding, December 31, 2014	294,000	$3.61	0.63
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2015	294,000	$3.61	0.04

NOTE 15- NONCONTROLLING INTEREST

Non-controlling interest represents the minority stockholders’ 45% proportionate share of the results of the newly established subsidiary Kingold Internet and Yuhuang.  A reconciliation of non-controlling interest as of December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
Beginning Balance	$-	$-
Capital Contribution	69,319	-
Proportionate shares of Net loss	(296)	-
Foreign currency translation gain	4,251	-
Ending Balance	$73,274	$-

NOTE 16 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $29,544,475 and $16,052,999 as of December 31, 2015 and 2014, respectively. The cash balance held in the BVI bank accounts was $13,277 and $7,774 as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, the Company held $144,465 and $61,986 of cash balances within the United States, none of which was in excess of FDIC insurance limits of $250,000 as of December 31, 2015 and December 31, 2014, respectively.

For the years ended December 31, 2015 and 2014, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the years ended December 31, 2015 and 2014. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the years ended December 31, 2015 or 2014.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - GOLD LEASE TRANSACTIONS

The Company leased gold as a way to finance its growth and will return the same amount of gold to China Construction Bank (“CCB”), Shanghai Pudong Development Bank (“SPD Bank”) and CITIC Bank at the end of the respective lease agreements. Under these gold lease arrangements, each of CCB, SPD Bank and CITIC Bank retains beneficial ownership of the gold leased to the Company and treats it as if the gold is placed on consignment to the Company. All three banks have their own representatives on the Company’s premises to monitor on a daily basis the use and security of the gold leased to the Company. Accordingly, the Company records these gold lease transactions as operating leases because the Company does not have ownership nor has it assumed the risk of loss for the leased gold.

a)         Gold lease transactions with CCB

On December 20, 2012, Wuhan Kingold entered into a gold lease agreement with CCB’s Wuhan Jiang’an Branch that became effective in January 2013, originally terminated on October 26, 2013 and extended to September 25, 2015 (the “Gold Lease Agreement”). Gold leased under the Gold Lease Agreement bears interest at a rate of approximately 6% per annum and is calculated based on the actual weight of gold leased (in grams), the price of gold (yuan/gram) at the time of delivery, and number of days the gold was leased.

During 2014, the Company leased total of 1,515 kilograms of gold, which amounted to approximately $60.5 million (RMB 371.7 million) and returned 821 kilograms of gold, which amounted to approximately $38.6 million (RMB 237.2 million) back to CCB upon lease maturity. The remaining amount was returned to the Bank upon lease maturity in 2015.

During 2015, the Company renewed gold lease agreements with CCB and leased an aggregated of 1,515 kilograms of gold, which amounted to approximately $56.3 million (RMB 365 million). The leases have initial terms of one year and provide an interest rate of 6% per annum. The leased gold shall be returned to the Bank upon lease maturity in 2016.

As of December 31, 2015, 1,515 kilograms of leased gold were outstanding and not yet returned to the Bank which is due in various months through out of 2016.

b)          Gold lease transactions with SPD Bank

On January 1, 2013, Wuhan Kingold entered into a gold lease framework agreement (the “Framework Agreement”) with SPD Bank, with initial term of 12 months and such Framework Agreement has been subsequently extended to July 2017. From January 2013 to April 2015, the Company entered into separate lease agreements with SPD Bank with interest rates of 3.2% to 7.5% per annum. Lease payments to SPD are due quarterly, and are calculated based on the stated annual rate, the actual weight of gold leased (in grams), the fair market price of gold at the time of delivery, and the actual number of days when the gold was leased.

During 2014, the Company leased a total of 1,630 kilograms of gold, which amounted to approximately $67.1 million (RMB 412.4 million) and also returned 1,465 kilograms of gold, which amounted to approximately $66.8 million (RMB 410.3 million) back to SPD Bank upon lease maturity. The remaining amount were returned to the Bank upon lease maturity in 2015.

On April 10, 2015, Wuhan Kingold entered into a gold lease agreement with SPD Bank to lease additional 197 kilograms of gold (valued at approximately RMB 46.98 million or approximately $7.2 million). The lease has initial term of one year and provides an interest rate of 3.2% per annum.

In the third quarter of 2015, Wuhan Kingold entered into several gold lease agreements with SPD Bank to lease an aggregate of 720 kilograms of gold, valued approximately $25.9 million (RMB 168.2 million). The leases have initial terms of one year and provide an interest rate of 2.8% to 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately $16 million (RMB 103 million).

As of December 31, 2015, about 917 kilograms of leased gold were outstanding and not yet returned to SPD Bank, which amounted to approximately $33.1 million. Such gold leases will be due in various months in 2016.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - GOLD LEASE TRANSACTIONS (continued)

c)          Gold lease transaction with CITIC Bank

On August 28, 2013, Wuhan Kingold entered into a gold lease framework agreement with the Wuhan branch of CITIC Bank which has been subsequently extended to February 2016. The lease has an initial term of approximately 12 months, and provides for an interest rate of 5.6% to 6% per annum. Lease payments to CITIC Bank are due at the end of the leasing period. Under the gold lease agreement with CITIC Bank, the Company is required to pledge certain restricted cash into an account at CITIC Bank as collateral.

During 2014, the Company leased a total of 1,150 kilograms of gold, which amounted to approximately $48 million (RMB 294.9 million), and returned 650 kilograms of gold, which amounted to approximately $27.6 million (RMB 169.7 million), back to CITIC Bank upon lease maturity. The remaining amount has been returned to the Bank upon lease maturity in 2015.

During 2015, Wuhan Kingold entered into a gold lease agreement with CITIC Bank to lease an additional 850 kilograms of gold (valued at approximately $31 million or RMB 201 million). The lease has an initial term of one to six months and provides an interest rate of 6% per annum. The Company is required to deposit cash into an account at CITIC Bank equal to approximately $1.2 million (RMB 8.0 million). During 2015, the Company returned 1,150 kilograms of leased gold upon maturity, which amounted to approximately $44.3 million (RMB 287.4 million). The remaining amount shall be returned to the Bank upon lease maturity in 2016. The Company is required to deposit cash into an account at the Bank equal to approximately $3 million (RMB 19.5 million).

As of December 31, 2015, 350 kilograms of leased gold were outstanding and not yet returned to CITIC Bank, which amounted to approximately $12.4 million. Such leased gold is due in various months in 2016.

As of December 31, 2015 and 2014, 2,782 kilograms and 3,080 kilograms of leased gold were outstanding, at the approximated amounts of $101.8 million and $125.8 million, respectively. Interest expense for the leased gold for the years ended December 31, 2015 and 2014 were approximately $7.0 million and $7.1 million, respectively, which was included in the cost of sales.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments

Future payment commitments under the purchase agreement of “Kingold Jewelry Cultural Industry Park” amounted to approximately $74 million (RMB 480 million) . See Note 5 “Deposit on Land Use Right  and Construction In Progress – JEWELRY PARK”.

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a fully owned subsidiary of FPIA Partners LLC to operate as strategic advisors to Kingold in all matters relating to investor relations, capital markets and shareholder value creation strategy. The Company will pay an initial three month retainer fee of $12,000 as well as a due diligence fee of $15,000 upon execution of the contract. Thereafter, the Company shall pay BIP $12,000 quarterly in advance. Pursuant to the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. As of December 31, 2015, no warrants were issued to BIP because the performance target has not been met.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – CONVERTIBLE NOTE PURCHASE AGREEMENT

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

The Purchase Agreement was set to terminate automatically on May 31, 2015 in the absence of a closing or extension at the discretion of the Holder. Closing did not occur prior to such time because the Company had not secured a $15 million letter of credit required under the agreement. The Holder has not provided written notice to the Company of its intention either to terminate or to extend the Purchase Agreement, and the Company continues to pursue the $15 million letter of credit. While there can be no guarantee that the Company will locate a letter of credit on terms acceptable to the Holder, the Company remains willing to proceed under the Purchase Agreement.

NOTE 20 - SUBSEQUENT EVENTS

In January 2016, Wuhan Kingold signed two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank (“Evergrowing Bank”), for loans of approximately $122 million (RMB 800 million) in aggregate. The purpose for the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are secured by 5,000 kilograms of gold in aggregate and are jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. There are no financial covenant requirements for the loans. All RMB 800 million loans have been received from Evergrowing Bank as of the date of this Report.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SUBSEQUENT EVENTS (continued)

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $457 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The release of individual loan is subject to certain covenants required by the agreement. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The Company entered into a Collateral Agreement with Anxin Trust to designate the Company’s certain gold inventories stored at Shanghai Gold Exchange as the collateral for the trust loan. There is no financial covenant requirement for this loan. The loan is also jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of the date of this Report, the Company received aggregated of approximately $25.4 million (RMB 165 million) from the loan.

In January 2016, Wuhan Kingold renewed several gold lease agreements with China Construction Bank (“CCB”) to lease additional 875 kilograms of gold (valued at approximately RMB 189.4 million or approximately $29.2 million). The lease has initial term of one year and provides an interest rate of 5.7% per annum. The Company is required to deposit restricted cash with CCB equal to RMB 10.9 million (approximately $1.7 million).

In March 2016, Wuhan Kingold signed a gold lease agreement with Industrial and Commerce Bank of China (“ICBC”) to lease 527 kilograms of gold (valued at approximately RMB 139.6 million or approximately $21.5 million). The lease has a six months term from March 7, 2016 to September 2, 2016 and provides an interest rate of 2.75% per annum.

On March 18, 2016, the Company received notification from The NASDAQ Stock Market (“NASDAQ”) that, since the bid price of the Company’s common stock closed at or above $1.00 per share for the last 16 consecutive business days, from February 25, 2016 to March 17, 2016, the Company has regained compliance with the NASDAQ Listing Rule 5550(a)(2) requirement for continued listing on NASDAQ (the “Minimum Bid Price Rule”), and that this matter is now closed. On August 11, 2015, the Company received a notification letter from NASDAQ advising the Company that for 30 consecutive business days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to the Minimum Bid Price Rule. The Company was provided 180 calendar days, or until February 8, 2016, to regain compliance with the Minimum Bid Price Rule. On February 9, 2016, NASDAQ granted the Company an additional 180 calendar days, or until August 8, 2016, to regain compliance with the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) .

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS (IN U.S. DOLLARS)

(Unaudited)

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS

Cash	$144,465	$61,986
Other current assets and prepaid expenses	500	500
Total current assets	144,965	62,486
OTHER ASSETS
Investment in subsidiaries	266,344,688	258,866,245
Total other assets	266,344,688	258,866,245
TOTAL ASSETS	$266,489,653	$258,928,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Other payables and accrued expenses	$829,257	$689,257
Total current liabilities	829,257	689,257
TOTAL LIABILITIES	829,257	689,257
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2015 and December 31, 2014	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 65,963,502 and 65,963,502 shares issued and outstanding as of December 31, 2015 and December 31, 2014	65,963	65,963
Additional paid-in capital Retained earnings	79,990,717	79,460,175
Unappropriated	184,564,147	163,002,075
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	(1,248)	14,743,718
Total stockholders' equity	265,587,122	258,239,474
Non-controlling interest	73,274	-
Total Equity	265,660,396	258,239,474
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$266,489,653	$258,928,731

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

(Unaudited)

	December 31,	December 31,
	2015	2014
OPERATING EXPENSES

Selling, general and administrative expenses	$(1,302,521)	$(1,703,367)
Stock compensation expenses	(530,542)	(3,149,980)
Total operating expenses	(1,833,063)	(4,853,347)
EQUITY INCOME OF SUBSIDIARIES	23,394,839	52,185,324
NET INCOME	21,561,776	47,331,977
Added : net loss attribute to the non-controlling interest	296	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,562,072	$47,331,.977

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation loss	$(14,740,716)	$(1,331,031)
Less: foreign currency translation gain attributable to non-controlling interest	4,251	-
Foreign currency translation loss attributable to common stockholders	$(14,744,967)	$(1,331,031)

COMPREHENSIVE INCOME attributable to:
Common stockholders	$6,817,105	$46,009,946
Non-controlling interest	3,955	-
	$6,821,060	$46,009,946

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS (IN U.S. DOLLARS)

(Unaudited)

	For the years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,561,776	$47,331,977
Adjusted to reconcile net income to cash provided by operating activities
Income from subsidiaries	(22,149,839)	(46,410,211)
Share based compensation for services	530,542	3,149,980
Changes in operating assets and liabilities (Increase) decrease in:
Other current assets and prepaid expenses	-	545,500
Other payables and accrued expenses	140,000	437,000
Net cash provided by operating activities	82,479	5,054,246

CASH FLOWS FROM FINANCING ACTIVITIES

Cash dividend paid	-	(5,276,277)
Net proceeds from exercise of warrants	-	10,000
Net proceeds from stock issuance	-	-
Net cash provided by financing activities	-	(5,266,277)

NET INCREASE IN CASH	82,479	(212,031)
CASH, BEGINNING OF YEAR	61,986	274,016
CASH, END OF YEAR	$144,465	$61,986

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.
NOTES TO SCHEDULE 1

1.	Basis of presentation

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

The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S- X as the restricted net assets of the subsidiaries of Kingold Jewelry, Inc. exceed 25% of the consolidated net assets of Kingold Jewelry, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, a significant portion of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

3.	Commitments

The Company did not have any significant commitments or long-term obligations as at December 31, 2015 and 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis.

Based on the assessment, management determined that, as of December 31, 2015, we did not maintain effective internal control over financial reporting due to the existence of the following significant deficiencies and material weaknesses:

·	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

·	Cashier does not deposit cash collected into the Company’s bank accounts on a timely manner;

·	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2015;

·	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

·	Lack of resources with technical competency to review and record non-routine or complex transactions;

·	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions; and

·	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned.

In order to remedy the material weakness of inadequate controls over cash management that we had in 2015, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions including gold leases and loans with a value in excess of $250,000. Further, we intend to explore implementing additional policies and procedures, which may include:

·	Reporting other material and non-routine transactions to the Board and obtain proper approval,

·	Recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions. To mitigate the reporting risks, Kingold has now contracted with a third-party qualified consultant on GAAP reporting to improve the ability to prepare GAAP statements. The new consultant will also assist the Company to analyze non-routine, complex transactions in accordance with GAAP;

·	Improving the communication between management, board of directors and chief financial officer; and

·	Improving the internal audit function, internal control policies and monitoring controls.

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

Name	Age	Position
Zhihong Jia	54	Chief Executive Officer and Chairman of the Board
Bin Liu	45	Chief Financial Officer and Secretary
H. David Sherman	68	Independent Director
Jun Wang	42	General Manager and Director
Guang Chen	37	Independent Director
Zhonghong Fu	48	Independent Director

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

BIN LIU

Mr. Liu has served as our chief financial officer since April 2010. Mr. Liu has more than 19 years of experience in the financial markets and in bridging business between the US and China. From July 2004 through March 2010, Mr. Liu served as a vice president of Citigroup’s Financial Institution Cards business where he had full financial responsibility of a $2 billion business. He has also played critical roles in the development of Citigroup’s franchise development in the US. From 1993 through 2002, Mr. Liu worked for the China’s Ministry of Commerce (MOFCOM), promoting bilateral business and investment between the US and China. Mr. Liu graduated from Shanghai Institute of Foreign Trade with a bachelor’s degree in International Business in 1993 and graduated from the Kellogg School at Northwestern University with a Master of Business Administration in 2004.

H. DAVID SHERMAN

Mr. Sherman has served as one of our directors since February 1, 2011. Mr. Sherman has served as chairman of the Audit Committee and a member of the Compensation and Nominating Committees of our Board since February 2011. Mr. Sherman is a U.S. Certified Public Accountant. From February 2012 to September 2014, Mr. Sherman was on the Board of Directors of AgFeed Industries, Inc. (FEED) and served as chairman of the Audit and Compensation Committees. From January 2010 to March 2012, he served as a director and chair of the Audit Committee of China HGS Real Estate Inc., a Nasdaq listed company that engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties in mainland China. Since 1985, Mr. Sherman has been a Professor of Accounting at Northeastern University D’Amore McKim School of Business. From 2007 through 2008, Mr. Sherman was a director and chair of Audit Committee of China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. Mr. Sherman is a Professor of Accounting at Northeastern University D’Amore McKim School of Business. Over this academic year (2015-2016), Mr. Sherman is a visiting professor at Harvard Business School teaching in the Harvard MBA program. Mr. Sherman was on the faculty of the MIT Sloan School of Management, and was Adjunct Professor of INSEAD (France) from 1999 to 2002 and Adjunct Professor of Tufts Medical School, Department of Public Health from 1997 to 2006. He also served as an Academic Fellow at the Securities and Exchange Commission from 2004 through 2005. Mr. Sherman received his Doctorate and MBA from Harvard Business School, and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Sherman was elected to the Board due to his financial and accounting expertise, including his qualifications as an Audit Committee financial expert, as well as his performance as one of our independent directors.

JUN WANG

Mr. Wang has served as one of our directors since June 16, 2014 and as our general manager since May 1, 2014. Mr. Wang has worked at Wuhan Kingold since 2003 as a gold investment analyst, and has successively served as the manager of the purchase department, the manager of the investment department, the assistant general manager and as the vice general manager of Wuhan Kingold. From 2000 to 2002, Mr. Wang worked at Hubei Mailyard Group Company and led its network information management and website development. From 1997 to 2000, Mr. Wang worked at MODISH C'BONS Cosmetics Company and led its network information management and logistics management. Mr. Wang graduated with a Bachelor’s Degree from the Computer Engineering Department of Central China Normal University in 1997 where he majored in software development and application. Mr. Wang was elected to the Board due to his 12 years of working experience both within the gold jewelry industry and at Wuhan Kingold, his experience and involvement with the company, as well as his deep understanding of the gold jewelry industry and abundant experience in the management of industrial production technology and business management.

GUANG CHEN

Mr. Chen has served as one of our directors since June 16, 2014. Mr. Chen has severed as chairman of the Nominating Committee and a member of the Audit Committee and the Compensation Committee. Mr. Chen has extensive banking experience as well as experience with public companies and in capital markets within China. Mr. Chen has worked as a Vice President at the Investment Bank Department of HuaTai United Securities Co., Ltd. He worked at China Merchants Securities Co., Ltd. Investment Bank since 2007 to 2015. From 2007 to 2009, Mr. Chen worked in the Supervision Department of the China Securities Regulatory Commission. From 2006 to 2007, Mr. Chen worked in the Supervision Department of the Tianjin Securities Regulatory Bureau. Mr. Chen graduated from the Xian University of Architecture and Technology in 2003, from which he earned a Bachelor’s Degree in Accounting. Mr. Chen also holds a Master’s Degree in Economics from Nankai University, from which he graduated in 2006. Mr. Chen was elected to the Board due to his extensive banking and public company experience.

ZHONGHONG FU

Mr. Fu has served as one of our directors since October 27, 2014. Mr. Fu is also a member of the Audit Committee, the Nominating Committee and the Chairman of the Compensation Committee. Since 2006, Mr. Fu has been the Partner-in-Charge of the Shanghai Branch of Fortune Venture Capital Co. Ltd. From 2003 to 2006, Mr. Fu was the IT Investment Director of Guangzhou Technology Review Investment Co., Limited. Prior to joining Guangzhou Technology Review Investment Co., he was the Investment Manager of Guangdong Technical Transformation Investment Co., Limited from 1997 to 2003. Mr. Fu received a Master in Business Administration from Jinan University in 1999. Mr. Fu was elected to the Board due to his rich experience in investment and networking with fund managers.

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

Based solely upon a review of the copies of such forms furnished to us or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements were timely as of the date of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation of Named Executive Officers

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2015 and 2014, respectively.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All other compensation	Total
Zhihong Jia Chief Executive Officer	2015	$175,000	$—	$—	$—	$—	$175,000
	2014	$175,000	$—	$—	$—	$—	$175,000

Bin Liu Chief Financial Officer	2015	$135,000	$—	$—	$—	$—	$135,000
	2014	$135,000	$—	$—	$—	$—	$135,000

(1)	The amounts in this column were calculated based on the grant date fair value of stock options computed using the Black-Scholes model, in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in determining fair value using the Black-Scholes pricing model, see Note 11, “Options” to our audited consolidated financial statements included in our Original Form 10-K. The Company did not grant any Option Awards to its executive officers in 2015 and 2014.

Pursuant to the terms of the employment agreements that Messrs. Jia and Liu have with us, both executives are compensated by us for services provided to us and our subsidiaries, including Wuhan Kingold Jewelry Company Limited, or Wuhan Kingold and Wuhan Vogue - Show Jewelry Co., Inc., or Vogue Show. Pursuant to the terms of the employment agreement that Mr. Wang has with Wuhan Kingold, Mr. Wang is compensated by Wuhan Kingold for services provided to Wuhan Kingold, as well as its affiliates, including us and Vogue Show.

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

Zhihong Jia.  We have entered into an employment agreement with Zhihong Jia, our chief executive officer for a term of three years. Pursuant to the employment agreement, Mr. Jia receives annual compensation equal to $175,000. In addition, Mr. Jia’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee.

Mr. Jia is also eligible to participate in the benefits generally made available to our executives in accordance with our benefit plans. In addition, we pay for life insurance and medical insurance policies for the benefit of Mr. Jia, provided that the annual premium of all such insurance policies in any one year shall not be more than RMB 20,000 in the aggregate.

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

Bin Liu.  We entered into an employment agreement with Bin Liu, our CFO, effective April 1, 2010, for a term of three (3) years, which was subsequently amended on January 7, 2011. Pursuant to that agreement, Mr. Liu received annual compensation equal to $135,000. In addition, Mr. Liu was entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. Under the agreement, as amended, upon the first and second anniversary of his employment, Mr. Liu received an equity grant on each of April 1, 2011 and April 1, 2012 of an option to purchase 120,000 shares of our common stock. Each annual option grant vests quarterly at a rate of 30,000 options at the end of each three month period of employment. Mr. Liu’s agreement was also amended to provide him with an increased relocation package of up to $150,000 given the additional and significant cost of living and related expenses Mr. Liu was to incur upon his relocation from Illinois to our New York office. In addition, Mr. Liu agreed that, during his employment with us and for a period of one (1) year thereafter, he would not directly or indirectly employ, solicit, or induce for employment or in any other fashion hire any of the senior management of the Company. Mr. Liu also agreed to a non-compete clause whereby he agreed not engage or assist others to engage in the business of designing and manufacturing gold jewelry for a one (1) year period following the end of his employment with us. This employment agreement terminated on April 1, 2013 in accordance with its terms and on April 2, 2013, we entered into a new employment agreement with Mr. Liu on substantially the same terms.

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

Outstanding Equity Awards at 2015 Fiscal Year End

The following table includes certain information with respect to all equity awards that remain outstanding as of December 31, 2015 for our named executive officers.

Name	Options Granted Year	Total Number of Securities Underlying Options Granted		Option Exercise Price ($)	Option Start Date	Option Expiration Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Unexercised Options

Zhihong Jia	2011	360,000	(1)(2)	2.59	3/24/2011	3/23/2021	360,000	-
	2012	300,000	(6)	1.22	1/9/2012	1/9/2022	281,250	18,750
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-
	2015	-		-	-	-	-	-

Bin Liu	2011	30,000	(1)(3)	2.59	3/24/2011	3/23/2021	30,000	-
	2011	90,000	(1)(2)	2.59	3/24/2011	3/23/2021	90,000	-
	2011	120,000	(1)(2)	2.27	4/1/2011	4/1/2021	120,000	-
	2012	120,000	(4)(5)	1.49	4/1/2012	4/1/2022	120,000	-
	2012	110,000	(6)	1.22	1/9/2012	1/9/2022	103,125	6,875
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-
	2015	-			-	-	-	-

(1)	Award was granted on March 24, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011.

(2)	The options under the award vested as follows: 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011.

(3)	The options vested on the three month anniversary of March 24, 2011.

(4)	Award was granted on April 1, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011. The options under the award vested or will vest as follows: 30,000 options vest every three months following April 1, 2011 until all options have vested.

(5)	Award was granted on April 1, 2012. The options under the award vested or will vest as follows: 30,000 options vest every 3 months following April 1, 2012 until all options have vested.

(6)	The options under the award vested or will vest as follows: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options will become exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012.

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

Director Compensation

The following table sets forth a summary of our directors’ compensation for fiscal year 2015 except Mr. Zhihong Jia, our Chairman and Chief Executive Officer, who did not receive any compensation for his board service beyond the compensation he received as an employee of the Company. Mr. Jun Wang received his compensation as his position as our General manager, while he did not receive any compensation for his board service.

Director Compensation — Fiscal Year 2015

Name	Fees Earned or Paid in Cash	Option Awards	All other compensation	Total
	($)(1)	($)(2)	($)	($)

H. David Sherman	96,000	28,607	-	100,607

Guang Chen	-	28,607	-	28,607

Zhonghong Fu	-	28,607	-	28,607

Jun Wang	23,118	-	-	23,118

(1)	Represents the amounts of all fees earned or paid in cash for services as a director in 2015 except Mr. Jun Wang. Our director compensation program is described in more details below.
(2)	The amounts in this column were calculated based on the grant date fair value of stock options computed using the Black-Scholes model, in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in determining fair value using the Black-Scholes pricing model, see Note 12, “Options” to our audited consolidated financial statements included in this report.

Our directors (except Mr. Zhihong Jia whose option awards information is provided in the previous page) held the following outstanding option awards as of December 31, 2015:

Name	Outstanding Option Awards
H. David Sherman	90,000
Guang Chen	30,000
Zhonghong Fu	30,000
Jun Wang	-

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings. We have agreed to pay H. David Sherman a total of $72,000 per annum for his service on the Board in 2016. The Company initially adopted a policy to pay the other non-employee directors RMB 45,000 per annum but such directors waived any such compensation payments in 2015 and 2014. Given that Mr. Sherman is chair of our Audit Committee (and Audit Committee financial expert), the Board determined that such additional compensation for Mr. Sherman was commensurate such additional responsibilities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of March 28, 2016, by:

•	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 65,963,502 shares of our common stock outstanding as of March 28, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 28, 2016 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 28, 2016 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Kingold Jewelry, Inc., 15 Huangpu Science and Technology Park, Jiang’an District, Wuhan, Hubei Province, PRC 430023.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Directors and Named Executive Officers:
Zhihong Jia(1)	16,855,943	25.6%
H. David Sherman(2)	68,438	*
Bin Liu(3)	830,000	1.3%
Jun Wang	380,103	*
Guang Chen	—	0.0%
Zhonghong Fu	46,448	*
All Officers and Directors as a Group (total of six persons)	17,502,683	26.1%
5% Stockholders:
Famous Grow Holdings Limited(4)(5)	15,925,943	24.1%
Ng, Shik Yau (6)(7)	3,800,000	5.8%

*	less than 1%

(1)

Includes (i) 15,925,943 shares of which the beneficial ownership or the right to control can be acquired by Zhihong Jia pursuant to a December 17, 2014 Amended and Restated Call Option Agreement in which the shares can be acquired from Famous Grow Holdings Limited, (ii) 270,000 buyback shares, and (iii) options to purchase 360,000 shares at $2.59 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011, (iv) options to purchase 300,000 shares at $1.22 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012.

(2)	Includes (i) options to purchase 11,250 shares at $2.59 per share that vested and became exercisable on March 24, 2012 and (ii) options to purchase 8,438 shares at $1.22 per share that vested and became exercisable on January 9, and April 9, 2014, respectively.

(3)

Includes (i) options to purchase 30,000 shares at $2.59 per share that vested and became exercisable on June 24, 2011, (ii) options to purchase 90,000 shares at $2.59 per share that vested and became exercisable as following schedule : 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011, (iii) options to purchase 120,000 shares at $2.27 per share that vested and became exercisable on July 1, 2011, October 1, 2011, January 1, 2012, and April 1, 2012, respectively, (iv) options to purchase 120,000 shares at $1.49 per share that vested and became exercisable on July 1, 2012, October 1, 2012, January 1, 2013, and April 1, 2013, respectively, (v) options to purchase 110,000 shares at $1.22 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012, and (vi) awarded with 360,000 common shares awarded when renewed a three year employment agreement on April 3, 2013.

(4)	Address: ATC Trustees (BVI) Limited, 2 nd Floor, Abbott Building Road Tow, Tortola, British Virgin Islands.

(5)	Based upon Schedule 13D filed by Famous Grow Holdings Limited with the SEC on August 5, 2010. Pursuant to the Schedule 13D, Qian Lei may be deemed the beneficial owner of such shares.

(6)	Address: Flat A 9/F, 7 Mount Sterling, Mall Meifoo Sun Chuen, Kowloon, Hong Kong.

(7)	Based upon Schedule 13G filed by Ng, Shik Yau with the SEC on March 18, 2013. And based on the transfer of 1,100,000 warrants from Ng, Shik Yau to Wang, Jianhua on April 15, 2013.

Change in Control

We are not aware of any arrangements including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant, with the exception of the Amended and Restated Call Option Agreement entered into by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) on December 17, 2014 which was further amended on March 26, 2016. Mr. Jia has the ability to acquire 100% of the shares of Famous Grow Holdings Limited, provided that he exercises his Call Option. Upon the exercise of such Amended and Restated Call Option Agreement, if any, Mr. Jia would have the ability to control 15,925,943 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option grants made to employees, directors and consultants as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)

Equity Compensation Plans Approved by Security Holders(1)	3,220,000	$1.90	1,780,000
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

(1)	On March 24, 2011, our Board of Directors voted to adopt the 2011 Stock Incentive Plan, or the Plan, which was approved at our annual stockholders’ meeting held on June 6, 2012, The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of our common stock will be granted.

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

For the year ended December 31, 2015, the Company borrowed $200,059 from Mr. Zhihong Jia, the CEO and Chairman of the Company, to pay certain expenses. The due to shareholder amount is unsecured and repayable on demand, free of interest. As of December 31, 2015 and 2014, the due to shareholder amounted to $200,059 and $Nil, respectively.

For the years ended December 31, 2015 and 2014, Mr. Zhihong Jia, the CEO and Chairman of the Company, together with his wife provided their personal guarantees to various financial institutions to supports the Company’s loan.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The table set forth below lists the fees billed to the Company by Friedman LLP, or Friedman, our independent registered public accounting firm, for audit services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by Friedman during these periods.

Description	2015	2014
Audit fees(1)	$260,000	$250,000
Audit related fees	—	—
Tax fees	$15,255	$60,887	(2)
All other fees	—	—
Total	$275,255	$310,887

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements and registration statements.

(2)	Comprised of services for tax compliance and tax inquire from IRS.

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

(3) Exhibits

Exhibit No.	Description
2.1	Reverse Acquisition Agreement, dated September 29, 2009, by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Exclusive Management Consulting and Technical Support Agreement, dated June 30, 2009, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.2	Shareholders’ Voting Proxy Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.3	Purchase Option Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 8, 2010).
10.4	Pledge of Equity Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.5	Amended and Restated Call Option Agreement, dated December 17, 2014, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin).*
10.6	Amendment to Amended and Restated Call Option Agreement, dated March 26, 2016, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin).*
10.7	Amendment 2 to Amended and Restated Call Option Agreement, dated March 28, 2016, by and between Zhihong Jia and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin).*
10.8	Lease Agreement (English translation), dated February 1, 2015, by and between Wuhan Kingold and Vogue Show (incorporated by reference to Exhibit 10.6 to Annual Report filed on Form 10-K with the Commission on March 31, 2015).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).

10.10	Employment Agreement, dated November 18, 2010, between Registrant and Zhihong Jia (incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).**
10.11	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement, dated October 20, 2011, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).**
10.12	Shareholders’ Voting Proxy Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.13	Purchase Option Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.12	Pledge of Equity Agreement, dated October 20, 2011, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.15	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011).**
10.16	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.17	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.18	Executive Employment Agreement between Kingold Jewelry, Inc. and Bin Liu, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 5, 2013).**
10.19	Acquisition Agreement (English translation), dated October 23, 2013, among Wuhan Kingold Jewelry Company Limited, Wuhan Wansheng House Purchasing Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.20	English Translation of Labor Contract, by and between Wuhan Kingold Jewelry Co., Ltd. and Wang Jun effective as of May 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 5, 2014).**
10.21	Private Placement Agreement (English translation), dated July 21, 2014, between Wuhan Kingold Jewelry Co., Ltd., Shanghai Pudong Development Bank Co., Ltd and the other institutional investors named therein. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.22	Underwriting Agreement (English translation), dated August 12, 2014, between Wuhan Kingold Jewelry Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.23	Convertible Note Purchase Agreement dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.24	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.25	Gold Lease Agreement (English translation), dated April 10, 2015, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch. *
10.26	Schedule of Gold Lease Agreements substantially identical in all material respects to the Gold Lease Agreement filed as Exhibit 10.25 to this Annual Report on Form 10-K, pursuant to Instruction 2 To Item 601 of Regulation S-K. *
10.27	Working Capital Loan Contract (English translation), dated May 29, 2015, between Wuhan Kingold Jewelry Company Limited and China CITIC Bank Corporation Limited, Wuhan Branch. *
10.28	Working Capital Loan Contract (English translation), dated June 1, 2015, between Wuhan Kingold Jewelry Company Limited and China CITIC Bank Corporation Limited, Wuhan Branch.*
10.29	Trust Loan Contract (English translation), dated September 17, 2015, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 13, 2015).
10.30	Loan Agreement of Circulating Fund (English translation), dated September 24, 2015, between Wuhan Kingold Jewelry Company Limited and Jiang’an Wuhan Branch of Hubei Bank Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on November 18, 2015).

10.31	Loan Agreement of Circulating Fund (English translation), dated December 18, 2015, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 14, 2016).
10.32	Gold Lease Agreement (English translation), dated January 11, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank. *
10.33	Gold Lease Agreement (English translation), dated January 19, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank. *
10.34	Loan Agreement of Circulating Fund (English translation), dated January 20, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.35	Gold Lease Agreement (English translation), dated January 25, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank. *
10.36	Loan Agreement of Circulating Fund (English translation), dated January 28, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.37	Collective Trust Loan Contract (English translation), dated January 29, 2016, between Wuhan Kingold Jewelry Company Limited and Anxin Trust Co., Ltd. *
10.38	Gold Lease Agreement (English translation), dated March 3, 2016, between Wuhan Kingold Jewelry Company Limited and Industrial and Commerce Bank of China. *
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
21.1	List of Subsidiaries. *
23.1	Consent of Friedman, LLP.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated March 28, 2016 titled “Kingold Jewelry Reports Financial Results for the Fourth Quarter and Year Ended December 31, 2015”. *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith

**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2016

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2016
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2016
Bin Liu

/s/ Jun Wang	Director	March 28, 2016
Jun Wang

/s/ Zhonghong Fu	Director	March 28, 2016
Zhonghong Fu

/s/ Guang Chen	Director	March 28, 2016
Guang Chen

/s/ H. David Sherman	Director	March 28, 2016
H. David Sherman

