Form 10-Q
period 2016-03-31
KINGOLD JEWELRY, INC.
filed 2016-05-16
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2016

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

As of May 16, 2016, there were 65,963,502 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$13,266,877	$3,100,569
Restricted cash	42,599,678	26,649,687
Accounts receivable	887,683	1,624,323
Inventories	503,893,855	298,303,185
Other current assets and prepaid expenses	3,119,680	1,046,032
Value added tax recoverable	44,907,520	15,526,002
Total current assets	608,675,293	346,249,798

PROPERTY AND EQUIPMENT, NET	7,396,378	7,622,509

OTHER ASSETS
Deposit on land use right - Jewelry Park	9,357,810	9,296,763
Construction in progress - Jewelry Park	132,262,641	105,844,259
Other assets	149,690	148,713
Land use right	454,232	454,180
Total long-term assets	149,620,751	123,366,424
TOTAL ASSETS	$758,296,044	$469,616,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans	$49,927,512	$55,455,428
Debts payable, net	-	61,471,962
Construction payables-Jewelry Park	36,437,781	23,876,642
Deposits payable-Jewelry Park	22,327,831	22,182,171
Other payables and accrued expenses	3,995,749	6,355,979
Due to related party	450,025	200,059
Income tax payable	4,878,962	1,119,918
Other taxes payable	262,059	710,104
Total current liabilities	118,279,919	171,372,263
Deferred income tax liability-Non-current	2,045,934	1,774,993
Long term loans	355,074,542	30,808,571
TOTAL LIABILITIES	475,400,395	203,955,827

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or
outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock $0.001 par value, 100,000,000 shares authorized,
65,963,502 shares issued and outstanding as of March 31, 2016 and
December 31, 2015	65,963	65,963
Additional paid-in capital	80,066,064	79,990,717
Retained earnings
Unappropriated	199,762,557	184,564,147
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	1,961,899	(1,249)
Total stockholders' equity	282,824,026	265,587,121
Non-controlling interest	71,623	73,274
Total Equity	282,895,649	265,660,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$758,296,044	$469,616,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
NET SALES	$282,188,057	$206,195,220
COST OF SALES
Cost of sales	(253,412,444)	(195,120,956)
Depreciation	(290,682)	(309,001)
Total cost of sales	(253,703,126)	(195,429,957)
GROSS PROFIT	28,484,931	10,765,263
OPERATING EXPENSES
Selling, general and administrative expenses	3,269,365	1,678,366
Stock compensation expenses	11,143	212,783
Depreciation	23,513	25,191
Amortization	2,890	3,075
Total operating expenses	3,306,911	1,919,415

INCOME FROM OPERATIONS	$25,178,020	$8,845,848
OTHER INCOME (EXPENSES)
Interest Income	59,224	17,270
Interest expense	(4,973,353)	(297,537)
Total other expenses, net	(4,914,129)	(280,267)
INCOME FROM OPERATIONS BEFORE TAXES	20,263,891	8,565,581
INCOME TAX PROVISION (BENEFIT)
Current	4,811,004	2,728,902
Deferred	255,674	(744,525)
Total income tax provision	5,066,678	1,984,377

NET INCOME	15,197,213	6,581,204
Less: net loss attribute to the non-controlling interest	(1,197)	-
NET INCOME ATTRIBUTABLE TO KINGOLD JEWELRY, INC.	$15,198,410	$6,581,204

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gain (loss)	$1,962,694	$1,099,665
Less: foreign currency translation gain (loss) attributable to non-controlling interest	(454)	-
Foreign currency translation gain (loss) attributable to KINGOLD JEWELRY, INC.	$1,963,148	$1,099,665

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
KINGOLD JEWELRY, INC.	$17,161,558	$7,680,869
Non-controlling interest	(1,651)	-
	17,159,907	$7,680,869
Earnings per share
Basic and diluted	$0.23	$0.10
Weighted average number of shares
Basic and diluted	65,963,502	65,963,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,197,213	$6,581,204
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation	314,195	334,192
Amortization of intangible assets	2,890	3,075

Amortization of deferred financing costs	144,097	-
Share based compensation for services and warrants expense	75,347	212,783
Inventory valuation allowance	-	2,978,101
Deferred tax provision (benefit)	255,674	(744,525)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	736,891	503,537
Inventories	(200,793,983)	(2,360,577)
Other current assets and prepaid expenses	(2,037,978)	(48,362)
Deferred offering costs	-	(488,249)
Value added tax recoverable	(28,871,518)	158,617
Increase (decrease) in:
Other payables and accrued expenses	(2,362,754)	442,050
Customer deposits	-	687,386
Income tax payable	3,252,855	1,749,934
Other taxes payable	151	(652,139)
Net cash provided by (used in) operating activities	(214,086,920)	9,357,027

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(42,449)	(26,586)
Construction in progress-Jewelry Park	(13,101,275)	(5,561,161)
Net cash used in investing activities	(13,143,724)	(5,587,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank loans – short term	(6,115,740)	-
Proceeds from long term loan	319,547,435	-
Restricted cash	(15,555,150)	(10,839)
Proceeds from related party loan	250,226	-
Proceeds from (repayment of) debt financing instruments-private placement	(61,157,404)	65,099,928
Net cash provided by financing activities	236,969,367	65,089,089

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	427,585	269,714
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,166,308	69,128,083
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,569	1,331,658
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,266,877	$70,459,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$3,951,608	$1,332,444
Cash paid for income tax	$1,111,571	$978,968

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) should be considered as a 100% contractually controlled affiliate of Kingold. Kingold is empowered, through its wholly owned subsidiaries Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”), with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. Kingold is also obligated to absorb a majority of expected losses of Wuhan Kingold, which enables Kingold to receive a majority of expected residual returns from Wuhan Kingold, and because Kingold has the power to direct the activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity under Accounting Standards Codification (“ASC”) 810-10-05-8A. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities. The Company makes an ongoing assessment to determine whether Wuhan Kingold is still a Variable Interest Entity.

The accompanying unaudited condensed consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show, Wuhan Kingold and its 55% controlled subsidiaries Wuhan Kingold Internet Co., Ltd. (“Kingold Internet”) and Yuhuang Jewelry Design Co., Ltd (“Yuhuang”). All significant inter-company balances and transactions have been eliminated in consolidation.

Kingold, Dragon Lead, Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet and Yuhuang are hereinafter collectively referred to as the “Company.”

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, deferred income tax and share based compensation. Actual results could differ from those estimates.

Restricted Cash

As of March 31, 2016 and December 31, 2015, the Company had restricted cash of $42,599,678 and $26,649,687, respectively. Approximately $0.5 million was related to the bank loan with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). Approximately $42.1million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”), China Construction Bank (“CCB”),  Commerce Bank of China (“ICBC”) and CITIC Bank – see Note 8 – Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At March 31, 2016 and December 31, 2015, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of March 31, 2016 and December 31, 2015, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of March 31, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments - continued

Level 3-Inputs are unobservable inputs which reflect management’s assumptions based on the best available information.

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The Company determined that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions

Revenue Recognition

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

Sαles of brαnded products

The Company recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii)  the sales price is fixed and determinable; and (iv) collectability is reasonably assured.

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts for customized production when: (i) the contracted services have been performed and (ii) collectability is reasonably assured.

Internet sales

The Company also engages in promoting the online sales of jewelry products through cooperation with Tmall.com, a large business-to-consumer online retail platform owned by Alibaba Group. Consistent with the criteria of ASC 605, Revenue Recognition, the Company recognizes revenues of internet sales when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

In accordance with ASC 605, Revenue Recognition, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, doesn’t bear the inventory risk and doesn’t have the ability to establish the price, revenues are recorded on a net basis.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at March 31, 2016 and December 31, 2015.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2010 and after. As of March 31, 2016, the tax years ended December 31, 2010 through December 31, 2015 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Foreign Currency Translation

Kingold, as well as its wholly owned subsidiary, Dragon Lead, maintain accounting records in United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income(deficit)”.

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

	March 31, 2016	March 31, 2015	December 31,2015
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$ 1=RMB 6.4494	US$ 1=RMB 6.1206	US$ 1=RMB 6.4917
Amounts included in the statements of operations and cash flows for the period	US$ 1=RMB 6.5405	US$ 1=RMB 6.1444	US$ 1=RMB 6.2288

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income in the consolidated statements of income and comprehensive income and the consolidated statements of changes in equity.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Wuhan Kingold through a series of agreements. Although the Company believes the contractual relationships through which it controls Wuhan Kingold comply with current licensing, registration and regulatory requirements of the PRC, it cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that the Company’s structure or operating arrangements do not comply with applicable law, it could revoke the Company’s business and operating licenses, require it to discontinue or restrict its operations, restrict its right to collect revenues, require it to restructure its operations, impose additional conditions or requirements with which the Company may not be able to comply, impose restrictions on its business operations or on its customers, or take other regulatory or enforcement actions against the Company that could be harmful to its business. If such agreements were cancelled, modified or otherwise not complied with, the Company would not be able to retain control of this consolidated entity and the impact could be material to the Company’s operations. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, this may not be indicative of future results.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements – continued

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

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – INVENTORIES, NET

Inventories as of March 31, 2016 and December 31, 2015 consisted of the following:

	As of
	March 31,	December 31,
	2016	2015
Raw materials (A)	$395,812,588	$162,766,248
Work-in-progress (B)	94,953,436	108,276,834
Finished goods (C)	13,127,831	27,260,103
Inventory valuation allowance	-	-
Total inventory	$503,893,855	$298,303,185

(A)	Included 12,326,993 grams of Au9999 gold as of March 31, 2016 and 5,624,476 grams of Au9999 gold as of December 31, 2015.

(B)	Included 3,017,085 grams of Au9999 gold March 31, 2016 and 3,549,984 grams of Au9999 gold as of December 31, 2015.

(C)	Included 415,738 grams of Au9999 gold March 31, 2016 and 886,849 grams of Au9999 gold as of December 31, 2015.

As of March 31, 2016, 15,706,240 grams of Au9999 gold with carrying value of approximately $504.3 million were pledged for certain bank loans (see Note 6). No inventory was pledged on because the debts payable have been fully repaid upon maturity and accordingly previously pledged inventory has been released (see Note 7).

As of December 31, 2015, 3,977,490 grams of Au9999 gold with carrying value of approximately $115.1 million were pledged for certain bank loans and another 2,456,000 grams of Au9999 gold with carrying value of approximately $71 million were pledged for the Company’s debts payable.

For the three months ended March 31, 2016 and 2015 the Company recorded a Nil and $2,989,681 of lower cost or market adjustment, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2016 and December 31, 2015:

	As of
	March 31,	December 31,
	2016	2015
Buildings	$2,378,611	$2,363,093
Plant and machinery	18,660,286	18,496,731
Motor vehicles	54,289	53,935
Office and electric equipment	634,804	630,312
Subtotal	21,727,990	21,544,071
Less: accumulated depreciation	(14,331,612)	(13,921,562)
Property and equipment, net	$7,396,378	$7,622,509

Depreciation expense for the three months ended March 31, 2016 and 2015 was $314,195 and $334,192, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – DEPOSIT ON LAND USE RIGHT AND CONSTRUCTION IN PROGRESS

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an agreement (the “Agreement”) with third-parties Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park,” which is proposed to be renamed to “Kingold Jewelry Cultural Industry Park” (the “Jewelry Park”). Pursuant to the Agreement, Wuhan Kingold will acquire the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which has been approved for real estate development use. Wuhan Kingold has committed to provide a total sum of RMB 1.0 billion (approximately $155 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which are proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a hotel.

As of March 31, 2016, the carrying value of Jewelry Park was approximately $141.6 million (RMB 913.4 million), included the following components (1) Land use right of approximately $9.4 million (RMB 60.4 million), which represents the total cost of the Land Use Right and (2) the construction progress of approximately $132.3 million, consisting of the Company’s cash payment of approximately $83.4 million (RMB 538.0 million) towards the construction of Jewelry Park project, capitalized interest of approximately $8.1 million (RMB 52.0 million) on the long-term bank loan, capitalized interest of approximately $4.3 million (RMB 28.0 million) on the Debts and construction payable of approximately $36.4 million (RMB 235.0 million) which has been accrued based on the billing request by the construction company as of March 31, 2016 (see Note 9).

Wuhan Kingold is also required to make the construction payments to finance the entire construction project, as estimated based on certain construction project milestones listed below. Due to a delay by the construction company Wuhan Wansheng in charge of the project’s construction, the Company has delayed its payments to the construction company by ten to eleven months. However, this delay is not expected to impact the total expected cost of RMB 1.0 billion (approximately $155 million) and any over budget cost will be the construction company’s obligation.

In October 2015, Wuhan Kingold signed a supplemental agreement with the construction company Wuhan Wansheng to amend the original acquisition agreement dated October 23, 2013. Pursuant to this supplemental agreement, Wuhan Wansheng agreed to complete the construction and deliver the completed real estate property to the Company before January 15, 2016. As of December 31, 2015, based on the actual construction progress, both parties reached to a further amendment that the completion time for the construction was extended to April 2016. However, due to the cold weather condition in January and February 2016 and the construction worker leave during the Chinese Spring Festival holiday season, the final construction work of the Jewelry Park resumed in the middle of February 2016 and the landscaping, building decoration and road construction did not fully complete as of March 31, 2016. Due to the construction work delay, the inspection application with local government was also delayed until mid-April 2016 when the construction work fully completed. Therefore, in April 2016, both parties signed an additional supplemental agreement to extend the final property delivery time to May 30, 2016 when the certificate of occupancy is expected to be obtained from local government. As of the date of this Report, the Company is unable to predict the actual timing of the delivery because the government inspection process is not under the Company’s control and may be longer than expected.

Based on the RMB 1.0 billion (approximately $155 million) total budget on the Jewelry Park, as of December 31, 2015, the Company already paid RMB 520 million and was still obligated to pay the remaining RMB 480 million to Wuhan Wansheng. From late January to early March 2016, the Company paid additional RMB 79 million (approximately $12.2 million) to Wuhan Wansheng to settle the outstanding construction payable. As of March 31, 2016, the Company was still committed to pay the remaining amount of approximately $62 million (approximately RMB 401 million) to Wuhan Wansheng. On April 28, 2016, the Company paid RMB 50 million (approximately $7.7 million) to Wuhan Wansheng and will make the remaining payment of RMB 351 million (approximately $54.3 million) to Wuhan Wansheng upon delivery of the completed real estate property to the Company with certificate of occupancy by May 30, 2016.

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

 KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – DEPOSIT ON LAND USE RIGHT AND CONSTRUCTION IN PROGRESS - continued

	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Revised Payment Commitment (USD in millions) **
October 2013*	200	200	31
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	5
January 2015***	250	-	-
February 2015***	-	28	4
April 2015	-	100	16
May 2015	-	-	-
June 2015***	250	-	-
January to March 2016		79	12
May or June 2016***	-	401	62
Total	1,000	1,000	155

* Includes initial deposit made to seller    ** In US$ based on current exchange rates    *** Updated to reflect delay to payment schedule

The Land Use Right will not be transferred to Wuhan Kingold until the project is completed and certificate of occupancy is issued. Upon the completion of the Project, the excess of RMB 1.0 billion commitment over the actual amount spent on the construction of the project shall be deemed as the actual cost of the Land Use Right. As of March 31, 2016 and December 31, 2015, the deposit on land use right was $9,357,810 and $9,296,763, respectively.

As of March 31, 2016 and December 31, 2015, the construction payable of approximately $36.4 million and $23.9 million has been accrued based on the billing request by the construction company, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – LOANS

Short term loans consist of the following:

	As of
	March 31,	December 31,
	2016	2015
(a) Loans payable to CITIC Bank Wuhan Branch	$-	$6,161,714
(b) Loan payable to Bank of Hubei Wuhan Jiang’an Branch	3,101,088	3,080,857
(c) Loan payable to Minsheng Trust	46,516,316	46,212,857
(d) Current portion of long-term loan payable to Evergrowing Bank	310,108	-
Total short term loans	$49,927,512	$55,455,428

a) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of approximately $6.2 million (RMB 40 million) matured and was fully repaid on March 1, 2016.

b) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of approximately $3.1 million (RMB 20 million) originated on November 12, 2015, with a maturity date of November 12, 2016. The annual interest rate was 6.7%. This loan is secured by the Company’s building and land use rights with carrying value of approximately $5.9 million. In addition, the Company's subsidiary Wuhan Kingold and Mr. Zhihong Jia, Chairman and Chief Executive Officer of the Company, separately signed a maximum guarantee agreement with the bank, to provide a maximum amount of approximately $3.7 million (RMB 24 million) guarantee for a line of credit of approximately $3.1 million (RMB 20 million) from Bank of Hubei during September 24, 2015 through September 24, 2018.

c) Loan payable to Minsheng Trust, with an aggregate amount of approximately $46.5 million (RMB 300 million) originated on September 17, 2015, with a maturity date of September 25, 2016. The annual interest rate was 12.5%. The loan is to be used for the Company’s working capital. Wuhan Kingold pledged 1,877,490 grams of gold with carrying value of approximately $60.3 million (RMB 389 million) as of March 31, 2016 to secure this loan. The Company was also required to pledge approximately $0.5 million (RMB 3 million) restricted cash with Minsheng Trust as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the Minsheng Trust, to provide a guarantee for the loan.

d) The current portion of loans payable to Yantai Huanshan Road Branch of Evergrowing Bank (see note (f) below).

Interest expense for all of the loans mentioned above amounted to $1,558,301 and $246,904 for the three months ended March 31, 2016 and 2015, respectively.

Long term loans consist of the following:

	As of
	March 31,	December 31,
	2016	2015
(e) Loans payable to Qixia Branch of Evergrowing Bank	$155,054,385	$30,808,571
(f) Loans payable to Yantai Huanshan Road Branch of Evergrowing Bank	154,744,277	-
(g) Loans payable to Anxin Trust	45,275,880	-
Total long term loans	$355,074,542	$30,808,571

(e) Loans payable to Evergrowing Bank – Qixia Branch

On December 18, 2015, Wuhan Kingold signed a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $31.0 million (RMB 200 million) for the purpose of acquiring the Jewelry Park project (see Note 5). The loan period is from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $41.7 million. In addition, the Company’s CEO, Mr. Zhihong Jia signed a guarantee agreement with the bank, to provide a guarantee for the loan.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – LOANS - continued

(e) Loans payable to Evergrowing Bank – Qixia Branch - continued

In January 2016, Wuhan Kingold signed two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $124.0 million (RMB 800 million) in aggregate. The purpose of the loans is purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are subject to certain covenants required by the agreements. The loans are secured by 5,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $160.5 million and are jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions

(f) Loans payable to Evergrowing Bank- Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huanshan Road Branch of Evergrowing Bank for a total of approximately $155.1 million (RMB 1 billion) in aggregate. The purpose of the loans are for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are subject to certain covenants required by the agreements. The loans are secured by 5,828,750 gram of Au9999 gold in aggregate with carrying value of approximately $187.1 million and are jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, RMB 1 million (equivalent to $155,054) should be repaid on August 23, 2016 and additional RMB 1 million (equivalent to $155,054) should be repaid on February 23, 2017 and accordingly these amounts have been reclassified as the current portion of the long-term loans (see note (d) above). The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. The repayment requirement is listed below:

	As of
	March 31, 2016	December 31,2015
August 23, 2016	$155,054	$-
February 23, 2017	155,054	-
Current portion	$310,108	$-

August 23, 2017	$155,054	-
February 23, 2018 – March 24, 2018	154,589,223	-
Long-term portion	$154,744,277	$-

(g) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $465 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The loan is subject to certain covenants required by the agreement. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 1,700,000 gram of Au9999 gold in aggregate with carrying value of approximately $54.6 million. There is no financial covenant requirement for this loan. The loan is also jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of the date of this report, the Company received an aggregate of approximately $45.3 million (RMB 292 million) from the loan.

For the three months ended March 31, 2016 and 2015, total interest for long term loans capitalized on the Jewelry Park project (see Note 5) was $Nil and $1,085,540, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – DEBTS PAYABLE

On February 9, 2015, Wuhan Kingold received a Notice of Acceptance of Registration (the “Acceptance”) from the PRC’s National Association of Financial Market Institutional Investors (the “NAFMII”), registering the issuance of up to RMB 750 million (approximately US$116 million) of debt financing instruments by Wuhan Kingold pursuant to a Non-Public Oriented Debt Financing Instruments Private Placement Agreement, by and among Wuhan Kingold, SPD Bank and the other institutional investors named therein (together with SPD Bank, the “Investors”), dated July 21, 2014 (the “Private Placement Agreement”). Such Private Placement Agreement became valid upon the Acceptance. In connection with the Private Placement Agreement, Wuhan Kingold and SPD Bank entered into an Underwriting Agreement dated August 12, 2014, appointing SPD Bank as the lead underwriter and bookkeeping manager for the issuance of the debt securities. The debt financing program is intended to operate similar to a commercial paper program. Under the program, Wuhan Kingold may issue the debt securities at any time within two years from the date of the Acceptance, with the initial issuance completed within six months from the date of the Acceptance. Wuhan Kingold is required to report any issuance to the NAFMII. The Private Placement Agreement provides that the Investors are entitled to, but are not required to, participate in any issuance, and prohibits using the proceeds from any issuance of debt securities for real estate and equity acquisition transactions.

On March 26, 2015, Wuhan Kingold completed the issuance of the first phase of debt financing instruments with the total amount of approximately $62 million (RMB 400 million) under the Private Placement Agreement. The debt has a one-year term with the annual interest rate of 7%. The debt was secured by certain gold or gold products held by Wuhan Kingold and approximately $5 million (RMB 35 million) security deposit. Management determined the debt was for the purpose of financing the Jewelry Park project (see Note 5). In connection with the foregoing, Wuhan Kingold and SPD Bank have entered into a Credit Agent Agreement (the “Credit Agent Agreement”), pursuant to which SPD Bank serves as the agent of the holders of the debt securities. Zhihong Jia, Chairman and Chief Executive Officer of the Company, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement. The interest expense incurred on the debt financing instruments amounted to approximately $3.3 million for the year ended December 31, 2015 and was capitalized into construction in progress of Jewelry Park project. The RMB 400 million debts payable have been fully repaid to SPD Bank upon maturity on March 24, 2016.

A one-time financing cost of approximately $0.6 million (RMB 4 million) related to the issuance has been offset against the debts payable carrying amount and is being amortized on a quarterly basis. For the year ended December 31, 2015, amortization of the deferred financing costs was $490,870. The remaining deferred financing cost of $145,180 was fully amortized in the three months ended March 31, 2016.

	As of
	March 31,	December 31,
	2016	2015
Gross Debts Payable for Phase One	$-	$61,617,142
Deferred financing cost	-	(145,180)

Debts Payable, net	$-	$61,471,962

Pursuant to the Private Placement Agreement dated on August 12, 2014, the RMB 750 million debt financing instruments can be issued within two years. The Company originally planned to request the second phase of issuance of approximately $54 million (RMB 350 million) before the first phase debt expiration date in March 2016 and the proceeds were planned to pay back the first phase debt. However, because the Company obtained alternative financing through several bank borrowings, management does not expect the second phase of debt issuance will be requested in the near future.

NOTE 8 – DEPOSITS PAYABLE - JEWELRY PARK

In August 2015, the Company started the pre-sale of certain real estate property in the Kingold Jewelry Park (see Note 5). 41,754.23 square meters (approximately 433,000 square feet) of office space have been pre-sold to various buyers at approximately $930 (RMB 6,000) per construction square meter and the Company received deposits of approximately $22 million (RMB 144 million) from buyers as of March 31, 2016 and December 31, 2015. The Company expects to deliver these properties to the customers when the Jewelry Park passes the inspection conducted by the local government authority and the certificate of occupancy is obtained in late May 2016.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTION

For the three months ended March 31, 2016, the Company borrowed total of $450,025 from Mr. Zhihong Jia, the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with free of interest. As of March 31, 2016 and December 31, 2015, the due to related party amounted to $450,025 and $200,059, respectively.

For the three months end March 31, 2016 and 2015, Mr. Zhihong Jia, the CEO and Chairman of the Company, together with his wife provided their personal guarantees to various financial institutions to supports the Company (see Notes 6 and 7).

NOTE 10 – INCOME TAXES

The Company is subject to income taxes on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2015 and 2014. The Company has loss carry forwards of approximately $16 million for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2035. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2016 and December 31, 2015 was approximately $5.5 million and $5.4 million, respectively. The net increase in the valuation allowance for the three months ended March 31, 2016 and 2015 was $100,284 and $278,125, respectively.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet and Yuhuang are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended March 31, 2016 and 2015. The Company recorded $Nil deferred income tax assets as of March 31, 2016 and December 31, 2015.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States. Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015

United States	$(294,952)	$(819,803)
Foreign	20,558,843	9,385,384
	$20,263,891	$8,565,581

Significant components of the income tax provision were as follows for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Current tax provision
Federal	$-	$-
State	-	-
Foreign	4,811,004	2,728,902
	4,811,004	2,728,902

Deferred tax provision (recovery)
Federal	-	-
State	-	-
Foreign	255,674	(744,525)
	255,674	(744,525)
Income tax provision	$5,066,678	$1,984,377

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – INCOME TAXES - continued

The components of deferred tax assets and deferred tax liability as of March 31, 2016 and December 31, 2015 consist of the following:

	As of March 31, 2016	As of December 31, 2015
Deferred tax assets:
Deferred tax assets from net operating losses from parent company	$5,455,464	$5,335,180
Valuation allowance	(5,455,464)	(5,335,180)
	$-	$-

Deferred tax liability:
Deferred tax liability from capitalized interest	$2,045,934	$1,774,993
Income tax provision	$2,045,934	$1,774,993

NOTE 11 – EARNINGS PER SHARE

For the three months ended March 31, 2016 and 2015, the basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the exercise prices for the warrant and options were greater than the average market price for the related periods. As a result, for the three months ended March 31, 2016 and 2015, warrants to purchase 150,000 shares and 294,000 shares of common stock at weighted average exercise price of $1.20 and $3.25 per shares, respectively, and options to purchase 3,220,000 shares of common stock at weighted average exercise price of $1.90 per share, were not included in the computation of diluted EPS.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – OPTIONS

The 2011 Stock Incentive Plan (the “Plan”) permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of the Company’s common stock may be granted. Prior to January 1, 2012, the Company granted 1,620,000 options under the plan. In accordance with the vesting periods, $Nil and $110,439 were recorded as part of operating expense-stock compensation for the three months ended March 31, 2016 and 2015, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $Nil and $94,777 were recorded as part of operating expense-stock compensation for the three months ended March 31, 2016 and 2015, respectively.

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

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $5,779 and $5,779 were recorded as part of operating expense-stock compensation for the 90,000 options above for the three months ended March 31, 2016 and 2015, respectively.

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model under the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 6.25 years. The aggregate fair value of the options was $85,822. In accordance with the vesting periods, $5,364 and $1,788 were recorded as part of operating expense-stock compensation for the 90,000 options above for the three months ended March 31, 2016 and 2015, respectively.

The Company recorded $11,143 and $212,783 stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,220,000	$1.90	5.76	$-
Exercisable, December 31, 2015	3,009,375	$1.95	5.63	$-

Granted	-	$-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2016	3,220,000	$1.90	5.51	$-

Exercisable, March 31, 2016	3,118,750	$1.93	5.42	$-

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – WARRANTS

Following is a summary of the status of warrant activities as of March 31, 2016 and December 31, 2015

	Number of	Weighted Average	Weighted average
	warrants	Exercise Price	Remaining Life in Years
Outstanding, December 31, 2015	294,000	$3.61	0.63
Granted	150,000	1.20
Forfeited	(294,000)	-	-
Exercised	-	-	-
Outstanding, March 31, 2016	150,000	$1.20	1.25

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a fully owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold. As the part of the agreement with BIP, warrants to purchase an aggregate of up to 900,000 shares with exercise price ranging from $1.20 to $1.80 may be due to BIP if certain stock performance targets are met within a three-year period starting from August 12, 2015. Such warrants become exercisable for cash three months after they are due and may be exercised for twelve months after they become exercisable. As of March 31, 2016, BIP claimed 150,000 shares of warrants to BIP for certain milestone accomplished with an exercise price of $1.20 per share. The warrants may be exercised for cash from June 29, 2016 until June 28, 2017. Accordingly, the Company recorded $64,204 consulting expenses and included in the general administrative expenses. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 81%, risk free interest rate of 0.84%, and expected term of 1.25 years . The fair value of the warrants was $64,204. As of December 31, 2015, BIP did not claim any warrants because no performance target was met. A total of 294,000 warrants consisting of 150,000 warrants issued to Wallington Investment Holdings Ltd with exercise price of $3.25 per share on January 13, 2011 and 144,000 warrants issued to Rodman & Renshaw, LLC with exercise price of $3.99 per share on January 13, 2011 expired on January 13, 2016.

NOTE 14 – NON-CONTROLLING INTEREST

Non-controlling interest represents the minority stockholders’ 45% proportionate share of the results of the newly established subsidiary Kingold Internet and Yuhuang.  A reconciliation of non-controlling interest as of March 31, 2016 and December 31, 2015 are as follows:

	As of March 31, 2016	As of December 31, 2015
Beginning Balance	$73,274	$-
Capital Contribution	-	69,319
Proportionate shares of Net loss	(1,197)	(296
Foreign currency translation gain	(454)	4,251
Ending Balance	$71,623	$73,274

NOTE 15 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $55,653,562 and $29,544,475 as of March 31, 2016 and December 31, 2015, respectively. The cash balance held in the BVI bank accounts was $25,399 and $13,277 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company held $146,428 and $144,465 of cash balances within the United States, no balance was in excess of FDIC insurance limits of $250,000 as of March 31, 2016 and December 31, 2015, respectively.

For the periods ended March 31, 2016 and 2015, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the periods ended March 31, 2016 and 2015. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the periods ended March 31, 2016 or 2015.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 – GOLD LEASE TRANSACTIONS

The Company leased gold as a way to finance its growth and will return the same amount of gold to CCB, SPD Bank, CITIC Bank and ICBC at the end of the respective lease agreements. Under these gold lease arrangements, each of CCB, SPD Bank and CITIC Bank retains beneficial ownership of the gold leased to the Company and treats it as if the gold is placed on consignment to the Company. All three banks have their own representatives on the Company’s premises to monitor on a daily basis the use and security of the gold leased to the Company. Accordingly, the Company records these gold lease transactions as operating leases because the Company does not have ownership nor has it assumed the risk of loss for the leased gold.

1)	Gold lease transactions with CCB

During 2015, the Company renewed gold lease agreements with CCB and leased an aggregate of 1,515 kilograms of gold, which amounted to approximately $56.3 million (RMB 365 million). The leases have initial terms of one year and provide an interest rate of 6% per annum. The leased gold shall be returned to CCB upon lease maturity in December 2016.

During the three months ended March 31, 2016, the Company entered into gold lease agreements with CCB and leased an aggregate of 815 kilograms of gold, which amounted to approximately $29.4 million (RMB 189.4 million). The leases have initial terms of one year and provide an interest rate of 5.7% per annum. The leased gold shall be returned to the Bank upon lease maturity in 2017.

During the three months ended March 31, 2016, the Company returned 880 kilograms of gold, which amounted to approximately $33.8 million (RMB 218.1 million) back to CCB upon lease maturity.

As of March 31, 2016, 1,450 kilograms of leased gold were outstanding and not yet returned to the Bank which amounted to approximately $52.2 million (RMB 336.6 million) and due in various months throughout 2016 and 2017.

2)	Gold lease transactions with SPD Bank

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

As of December 31, 2015, 917 kilograms of leased gold were outstanding and not yet returned to SPD Bank, which amounted to approximately $33.1 million (RMB 215.2 million). Such gold leases will be due in various months in 2016.

As of March 31, 2016, 917 kilograms of leased gold were outstanding and not yet returned to SPD Bank, which amounted to approximately $33.4 million (RMB 215.2 million). Such gold leases will be due in various months in 2016.

3)	Gold lease transaction with CITIC Bank

During 2015, Wuhan Kingold entered into a gold lease agreement with CITIC Bank to lease an additional 850 kilograms of gold (valued at approximately $31 million or RMB 201 million). The lease has an initial term of one to six months and provides an interest rate of 6% per annum. The Company is required to deposit cash into a restricted account at CITIC Bank equal to approximately $1.2 million (RMB 8.0 million). During 2015, the Company returned 1,150 kilograms of leased gold upon maturity, which amounted to approximately $44.3 million (RMB 287.4 million). The remaining amount shall be returned to the Bank upon lease maturity in 2016. The Company is required to deposit cash into a restricted account at the Bank equal to approximately $3 million (RMB 19.5 million).

As of December 31, 2015, 350 kilograms of leased gold were outstanding and not yet returned to CITIC Bank, which amounted to approximately $12.4 million. During the three months ended March 31, 2016, the Company returned 150 kilograms of gold, which amounted to approximately $5.5 million (RMB 35.5 million) back to CITIC upon lease maturity.

As of March 31, 2016, 200 kilograms of leased gold were outstanding and not yet returned to CITIC Bank, which amounted to approximately $7.0 million (RMB 44.8 million). Such leased gold is due in various months in 2016.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 – GOLD LEASE TRANSACTIONS - continued

4)	Gold lease transaction with ICBC

During the three months ended March 31, 2016, the Company entered into a gold lease agreement with ICBC and leased 527 kilograms of gold, which amounted to approximately $21.7 million (RMB 139.7 million). The leases has an initial term of half year and provide an interest rate of 2.75% per annum. The leased gold shall be returned to the Bank upon lease maturity in September 2016. As of March 31, 2016, 527 kilograms of leased gold were outstanding and not yet returned to ICBC.

As of March 31, 2016 and December 31, 2015, 3,094 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated amounts of $114.2 million and $101.8 million, respectively.

Interest expense for all gold lease arrangements for the three month period ended March 31, 2016 and 2015 were approximately $1.23 million and $1.84 million, respectively, which was included in the cost of sales.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Commitments

Future payment commitments under the purchase agreement of “Kingold Jewelry Cultural Industry Park” amounted to approximately $62 million (RMB 401 million). See Note 5 “Deposit on Land Use Right and Construction In Progress”.

On August 12, 2015, the Company signed a consulting agreement to engage BIP to operate as a strategic advisor to Kingold. BIP claimed an initial three month retainer fee of $12,000 as well as a due diligence fee of $15,000 upon execution of the contract. Thereafter BIP claimed service fees of $4,000 per month. Pursuant to the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 may be granted to BIP if certain stock performance targets are met within a three-year period. As of March 31, 2016, 150,000 warrants were claimed by BIP for certain milestone accomplished with an exercise price of $1.20 per share. Subsequent to March 31, 2016, BIP claimed that the Company was obligated to issue additional warrants based on meeting certain stock performance targets (See Note 19).

NOTE 18 – CONVERTIBLE NOTE PURCHASE AGREEMENT

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

The Note will bear interest at a rate of 6.0% per year payable annually. The Note will mature on the third anniversary of the issuance date of the Note, unless earlier converted. The Note constitutes a general, senior, secured obligation of the Company. The Company is required to grant the Holder a security interest in certain collateral as identified in the Purchase Agreement, to secure the payment, discharge and performance of all the Company’s obligations under the Note. Mr. Zhihong Jia, Chairman and Chief Executive Officer of the Company, will execute a guarantee in favor of the Holder, pursuant to which Mr. Jia will be jointly liable for the Company’s obligations under the Note.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 – CONVERTIBLE NOTE PURCHASE AGREEMENT - continued

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

NOTE 19 – SUBSEQUENT EVENTS

On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $46.5 million (RMB 300 million) for the purpose of working capital needs. The loan has a 24-month term starting from the date of releasing the loan, and bears interest at a fixed rate of 13% per annum. The loan is secured by 1,121 kilograms of Au9995 gold, which approximately $44.3 million (RMB 285.9 million) is pledged by Wuhan Kingold. The loan is jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company and shall be repaid upon maturity. As of March 31, 2016, the loan was not released by Chang’An Trust. On April 27, 2016 and April 29, 2016, approximately $26.8 million (RMB 173 million) and $4 million (RMB 26 million), respectively, were released by Chang’ An Trust to the Company, with maturity dates on April 27, 2018 and April 29, 2018, respectively. The Company also made a restricted deposit of $308,556 (RMB 1.99 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

On April 19, 2016, BIP notified the Company that under the terms of consulting agreement with BIP (see Note 13), the second milestone was accomplished on April 18, 2016. BIP claimed 150,000 warrants at an exercise price of $1.50 per share. The warrants may be exercised for cash from July 17, 2016 until July 17, 2017.

On May 10, 2016, the Company notified BIP that the consulting agreement was terminated.

On April 26, 2016, the Company entered into a Trust Loan Agreement and an Amendment to the Trust Loan Agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $77.5 million ( RMB 500 million) as working capital loan. The loan is comprised of two installments, with the first installment of approximately $15.5 million (RMB 100 million) and the second installment of approximately $62 million (RMB 400 million). Each installment has a one-year term starting from the installment release date. For each installment, the Company is required to make the first interest payment equal to 4.1% of the principle received, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis. The Company is required to pledge 2,600 kilogram of Au9995 gold with carrying value of approximately $83.4 million (RMB 538 million) as collateral to secure this loan. The loan is jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company, and Wuhan Vogue-Show. As of the date of this Report, RMB 500 million (approximately $77.5 million) has been fully released by National Trust.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. See also the “Cautionary Statement for Purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” appearing elsewhere in this report. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. This mark-up typically ranges from 3% – 6% of the price of the base material. During 2015, we established a new subsidiary Wuhan Kingold Internet Co., Ltd. and started the online sales of our jewelry products to customers. However, the online sales were immaterial as of March 31, 2016.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB 1 billion (approximately US $155 million at the spot rate). The $155 million include the land use right costs and the construction costs of the Jewelry Park as mentioned below. We financed the installment payments paid to date through bank loans, and may finance the remaining payments through either additional bank loans or other sources of financing. We may also finance part of the remaining payments through proceeds derived from the presale of some of the units. We have successfully obtained pre-sale permits for five of the seven buildings. The land use rights are held in the Shanghai Creative Industry Park, which we intend to rename the Kingold Jewelry Cultural Industry Park (the “Jewelry Park”). We intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center. We also plan to rent spaces within the Jewelry Park to other jewelry manufacturers and retailers in China, and may sell developed commercial and residential properties to individual and corporate buyers. The acquisition was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) (i) initially granting us a portion of ownership of Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”), (ii) granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and (iii) naming Wuhan Wansheng as agent for the completion of the construction. Accordingly, we now own 60% of the Jewelry Park. Upon our payment of the final installment payment in May or June 2016, we will become the 100% owner of Wuhan Huayuan, which owns the land use rights of the Jewelry Park. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Huayuan, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes. In October 2015, Wuhan Kingold signed a supplemental agreement with the construction company Wuhan Wansheng to amend the original acquisition agreement dated October 23, 2013. Pursuant to this supplemental agreement, Wuhan Wansheng agreed to fully complete the construction and deliver the completed real estate property to the company before January 15, 2016. However, due to the cold weather condition and construction worker leave during the holiday season, the construction work on the Jewelry Park has been further delayed.

In January 2016, based on the actual construction progress, both parties reached to a further amendment to extend the construction completion time to April 15, 2016. However, due to the cold weather condition in January and February 2016 and the construction worker leave during the Chinese Spring Festival holiday season, the final construction work of the Jewelry Park resumed in the middle of February 2016 and the landscaping, building decoration and road construction did not fully complete as of March 31, 2016. Due to the construction work delay, the inspection application with local government was also delayed until mid-April 2016 when the construction work fully completed. Therefore, in April 2016, both parties signed an additional supplemental agreement to extend the final property delivery time to May 30, 2016 when the certificate of occupancy is expected to be obtained from local government. Wuhan Kingold agreed to pay the balance of construction payments within ten days after Wuhan Wansheng fully completes the construction and delivers the completed real estate property to the Company with anticipate of occupancy. As of the date of this Report, the Company is unable to predict the actual timing of the delivery because the government inspection process is not under the Company’s control and may be longer than expected.

Based on the RMB 1.0 billion (approximately $155 million) total budget on the Jewelry Park, as of December 31, 2015, the Company already paid RMB 520 million and was still obligated to pay the remaining RMB 480 million to Wuhan Wansheng. From late January to early March 2016, the Company paid additional RMB 79 million (approximately $12.2 million) to Wuhan Wansheng to settle the outstanding construction payable. As of March 31, 2016, the Company was still committed to pay the remaining amount of approximately $62 million (approximately RMB 401 million) to Wuhan Wansheng. On April 28, 2016, the Company paid RMB 50 million (approximately $7.7 million) to Wuhan Wansheng and will make the remaining payment of RMB 351 million (approximately $54.3 million) to Wuhan Wansheng upon delivery of the completed real estate property to the Company with certificate of occupancy by May 30, 2016.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months ended March 31, 2016 and 2015 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
NET SALES	$282,188,057	$206,195,220
COST OF SALES
Cost of sales	(253,412,444)	(195,120,956)
Depreciation	(290,682)	(309,001)
Total cost of sales	(253,703,126)	(195,429,957)
GROSS PROFIT	28,484,931	10,765,263

OPERATING EXPENSES
Selling, general and administrative expenses	3,269,365	1,678,366
Stock compensation expenses	11,143	212,783
Depreciation	23,513	25,191
Amortization	2,890	3,075
Total operating expenses	3,306,911	1,919,415

INCOME FROM OPERATIONS	$25,178,020	$8,845,848

OTHER INCOME (EXPENSES)
Other Income	-
Interest Income	59,224	17,270
Interest expense	(4,973,353)	(297,537)
Total other expenses, net	(4,914,129)	(280,267)

INCOME FROM OPERATIONS BEFORE TAXES	20,263,891	8,565,581

INCOME TAX PROVISION (BENEFIT)
Current	4,811,004	2,728,902
Deferred	255,674	(744,525)
Total income tax provision	5,066,678	1,984,377

NET INCOME	15,197,213	6,581,204
Less: net loss attribute to the non-controlling interest	(1,197)	-
NET INCOME ATTRIBUTABLE TO KINGOLD JEWELRY, INC	$15,198,410	$6,581,204

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gain (loss)	$1,962,694	$1,099,665
Less: foreign currency translation gain (loss) attributable to non-controlling interest	(454)	-
Foreign currency translation gain (loss) attributable to KINGOLD JEWELRY, INC	$1,963,148	$1,099,665

COMPREHENSIVE INCOME ATTRIBITABLE TO:
KINGOLD JEWELRY, INC	$17,161,558	$7,680,869
Non-controlling interest	(1,651)	-
	$17,159,907	$7,680,869

Three Month Period Ended March 31, 2016 Compared to the Three Month Period Ended March 31, 2015

Net Sales

Net sales for the three months ended March 31, 2016 amounted to $282.2 million, an increase of $76 million, or 37%, from net sales of $206.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, our branded production sales accounted for 98.4% of the total sales and customized production sales accounted for 1.5% of the total sales. When comparing with the three months ended March 31, 2015, our branded production sales increased by $79.4 million or 40%, and our customized production sales decreased by $3.4 million or 44%.

The overall increase in our revenue in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due to the following combined factors: (1) total sales volume (in terms of quantity sold) increased from 12.3 metric tons in the three months ended March 31, 2015 to 14.8 metric tons in the three months ended March 31, 2016, causing 2.5 metric tons or 21% increase. As a result, approximately $90 million increase in our revenue was attributable to the increase in our sales volume. (2) The average unit selling price for our customized production decreased from RMB 7.05 per gram in the three months ended March 31, 2015 to only RMB 4.25 per gram in three months ended March 31, 2016. The decrease in selling price was a result of our strategy and efforts to encourage customers to purchase from us for more customized production of the gold products during the holiday season, causing 39.7% decrease. As a result, approximately $3.07 million decrease in customized production revenue was affected by the decrease in our selling price, partially offset against the increase in branded production revenue to certain extent. (3) foreign currency translation loss impact on the revenue was approximately a $12.5 million when converting RMB into USD, because the average exchange rate of USD: RMB depreciated from 1 USD=6.1444 RMB in the three months ended March 31, 2015 to 1 USD=6.5405 RMB in the three months ended March 31, 2016, representing a 6.4% depreciation over period.

In the first quarter of 2016, we used in production a total of 14.8 metric tons of gold, of which branded production accounted for 8.2 metric tons (55.1%) and customized production accounted for 6.6 metric tons (44.9%). In the first quarter of 2015, we used in production a total of 12.3 metric tons of gold, of which branded production accounted for 5.6 metric tons (45.5%) and customized production accounted for 6.7 metric tons (54.5%).

Cost of Sales

Cost of sales for the three months ended March 31, 2016 amounted to $253.7 million, an increase of $58.3 million, or 30%, from $195.4 million for the same period in 2015. The increase was primarily due to higher volume of products sold.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $28.5 million, an increase of $17.7 million, or 165%, from $10.8 million for the same period in 2015. Accordingly, gross margin for the three months ended March 31, 2016 was 10.1%, compared to 5.2% for the same period in 2015. The primary reason for the substantial increase in gross margin was due to the decreased unit cost and the increased unit price of our branded production sales. On one hand, the unit cost of branded production sales was RMB 202.58 per gram for the three months ended March 31, 2016, while the unit cost of branded production sales was RMB 216.67 per gram for the three months ended March 31, 2015. The unit cost decreased by 6.5%, because most of gold sold in our branded production sales for the three months ended March 31, 2016 was purchased during the end of 2015 at a lower price. On the other hand, the unit selling price of branded production was RMB 222.24 per gram for the three months ended March 31, 2016 while the unit selling price of branded production was RMB 220.62 per gram for the three months ended March 31, 2015. The selling price for branded production sale increased by 0.7% due to high demand for the branded products in the holiday season. As a result, the unit margin of branded production was RMB 19.66 per gram for the three months ended March 31, 2016 compared to RMB 3.95 per gram for the three months ended March 31, 2015.

Expenses

Total operating expenses for the three months ended March 31, 2016 were $3.3 million compared with $1.9 million for the same period in 2015. The increase was mainly due to increased selling, General and Administrative expenses for broader marketing efforts, such as increased employee salaries and annual bonus expenses during the Chinese Spring Festival, increased legal, accounting and stock-based compensation expenses. In addition, due to significant increase in bank loans in the three months ended March 31, 2016, the Company also incurred increased insurance expenses and custody charges on the gold inventory pledged with the banks as collateral.

Interest expenses for the three months ended March 31, 2016 were $4.97 million compared with $0.3 million for the same period in 2015. The increase in interest expenses was mainly due to the increase of long term loans of $324.3 million during the three months ended March 31, 2016.

The provision for income tax expense was approximately $5.1 million for the three months ended March 31, 2016, an increase of $3.1 million, or 155%, from approximately $2.0 million for the same period in 2015. The increase was primarily due to the increase in our taxable income, arising primarily from increased sales.

Net Income Attributable to KINGOLD JEWELRY, INC.

For the forgoing reasons, net income was $15.2 million for the three months ended March 31, 2016 compared to $6.6 million for the same period in 2015, an increase of $8.6 million, or 131%.

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $214.1 million for the three months ended March 31, 2016, compared with net cash provided by operating activities of $9.4 million for the same period in 2015. The significant net cash used in operating was mainly due to our purchases of inventory of $201 million in anticipation of the increased production and sales demand when the Jewelry Park is completed which may stimulate our sales starting from the second quarter of 2016. In addition, due to our significant bank borrowings during the quarter ended March 31, 2016, we are required to pledge significant gold with the banks as collateral, which also led us to increase the inventory purchase and stockpile.

Analysis and Expectations: Our net cash from operating activities can fluctuate significantly due to changes in our inventories, receivables and payables. Factors that may vary significantly include our purchases of gold and income taxes. Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and other factors described above may change with increased production and the purchase of larger quantities of raw materials. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we expand. Although we expect net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular quarter.

Net cash used in investing activities

Net cash used in investing activities was $13.1 million for the three months ended March 31, 2016, compared with net cash used in investing activities of $5.6 million for the three months ended March 31, 2015.  The increase in the net cash used in the investing activities was mainly because of the cash payment of $12 million (RMB 79 million) we made for the construction of the Jewelry Park.

Analysis and Expectations: While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to invest in the development of the Jewelry Park and make payments pursuant to the terms of our agreement.

Net cash provided by financing activities

Net cash provided by financing activities was $237 million for the three months ended March 31, 2016, compared with net cash provided by financing activities of $65.1 for the three months ended March 31, 2015. The increase net cash provided by the financing activities was mainly due to the fact that the Company borrowed additional $319.8 million (RMB 2.1 billion) bank loans during the three months ended March 31, 2016 and we also repaid $6 million (RMB 40 million) bank loans and $61.2 million (RMB 400 million) debts payable upon maturity

Analysis and Expectations:  We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production and to make additional payments to finance the planned Jewelry Park project.

Off-Balance Sheet Arrangements

We originally guaranteed payment to a non-related third-party of approximately $11.1 million (RMB 68 million) in bank loans. The guarantee terminated in May 2015.

As of March 31, 2016 and December 31, 2015, 3,094 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated amounts of $114.2 million and $101.8 million, respectively. Interest expense for the leased gold for the three month period ended March 31, 2016 and 2015 were approximately $1.23 million and $1.84 million, respectively, which was included in the cost of sales. The Company will sign new gold lease agreements with the banks when needed.

Liquidity and Capital Resources

As of March 31, 2016, we had approximately $13.3 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations and through bank borrowings as well as through private and public borrowing and offerings in the U.S. and Chinese capital markets, such as our recent placement under our commercial paper program with SPD Bank.

At March 31, 2016, we had total outstanding short-term loans of approximately $3.1 million (RMB 20 million) from Hubei Bank, approximately $46.5 million (RMB 300 million) from Minsheng Trust, and approximately $0.3 million (RMB 2 million) from Evergrowing Bank. The amounts outstanding under these bank loans are presented in our financial statements as “short-term loans.” For additional information regarding our short-term loans, please see Note 6 to our consolidated financial statements included elsewhere in this report.

On October 23, 2013, we entered into an acquisition agreement with Wuhan Wansheng and Wuhan Huayuan for a Jewelry Park project (“Jewelry Park”). Pursuant to the acquisition agreement, we acquired the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of industrial land for use in the development of the Jewelry Park for RMB 1.0 billion (approximately $155 million) from Wuhan Huayuan, and authorized Wuhan Wansheng, as agent, to complete construction of the Jewelry Park. We have financed our payments on the Jewelry Park through bank loans supplemented by our operating cash flows, and where possible, deposits or advances that may be received from lessees. We may also finance part of the remaining payments through proceeds derived from the presale of some of the units. In April 2016, we signed an additional supplemental agreement with the construction company to extend the final property delivery time to May 30, 2016 when the certificate of occupancy is expected to be obtained from local government. As of the date of this report, the Company is unable to predict the actual timing of the delivery because the government inspection process is not under the Company’s control and may be longer than expected.

As of March 31, 2016, our payments for the project will be made to Wuhan Wansheng in tranches, as follows, in line with the completion of certain building installments, as outlined in the acquisition agreement:

	Original Payment Commitment (RMB in millions)	Revised Payment Commitment (RMB in millions)	Revised Payment Commitment (USD in millions) **
October 2013*	200	200	31
January 2014	50	50	8
June 2014	100	-	-
September 2014	150	20	3
November 2014	-	87	14
December 2014	-	35	5
January 2015***	250	-	-
February 2015***	-	28	4
April 2015	-	100	16
May 2015	-	-	-
June 2015***	250	-	-
January to March 2016		79	12
May or June 2016***	-	401	62
Total	1,000	1,000	155

* Includes initial deposit made to seller     ** In US$ based on current exchange rates     *** Updated to reflect delay to payment schedule

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

On December 18, 2015, Wuhan Kingold signed a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $31.0 million (RMB 200 million) for the purpose of acquiring the Jewelry Park project. The loan period was from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $41.7 million. In addition, the Company’s CEO, Mr. Zhihong Jia signed a guarantee agreement with the bank, to provide a guarantee for the loan.

In January 2016, the Company further signed two Loan Agreements of Circulating Funds with Evergrowing Bank, for loans of approximately $124 million (RMB 800 million) in aggregate. The purpose for the loans is purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are secured by 5,000 kilograms of gold in aggregate and are jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. There are no financial covenant requirements for the loans.

During February to March 2016, the Company signed ten Loan Agreements with the Yantai Huanshan Road Branch of Evergrowing Bank for loans of approximately $155.1 million (RMB 1 billion) in aggregate. The purpose of the loans is purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,550,000 gram of Au9999 gold in aggregated with carrying value of approximately $178.2 million and are jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. All the loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. There are no financial covenant requirements for the loans.

In January 2016, the Company signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $465 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The release of individual loan is subject to certain non-financial covenants required by the loan agreements. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The Company entered into a Collateral Agreement with Anxin Trust to designate the Company’s certain gold inventories stored at Shanghai Gold Exchange as the collateral for the trust loan. There is no covenant requirement for this loan. The loan is also jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of the date of the Report, the Company received an aggregate of approximately $45.3 million (RMB 292 million) from the loan.

We have maintained a close relationship with the banks from where we lease gold. Therefore we expect that we are able to renew current gold leases upon maturity and obtain additional gold leases from the banks, if necessary. We are expecting to generate additional cash flows in the coming period of time from developing new customers, expanding our sales through our online sales platform and an increase in our revenue during the upcoming sales season.

In addition, we began our pre-sale efforts of the Jewelry Park properties in August 2015 and received approximately $22.3 million customer deposit, and we will continue this effort through the completion of the Jewelry Park which is expected to finish by June 2016.

As of March 31, 2016, the Company had positive working capital of $490 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months and the required remaining RMB 401 million installment payments under the Jewelry Park acquisition agreement. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold, and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on an assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital.

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

Sαles of brαnded products

The Company recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collectability is reasonably assured.

Customized production fees

The Company recognizes services-based revenue (the processing fee) from such contracts for customized production when: (i) the contracted services have been performed and (ii) collectability is reasonably assured.

Internet sales

The Company also engages in promoting the online sales of jewelry products through cooperation with Tmall.com, a large business-to-consumer online retail platform owned by Alibaba Group. Consistent with the criteria of ASC 605, Revenue Recognition, the Company recognizes revenues when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

In accordance with ASC 605, Revenue Recognition, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenues should be recorded on a gross basis. When the Company is not the primary obligor, doesn’t bear the inventory risk and doesn’t have the ability to establish the price, revenues are recorded on a net basis.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 11.6% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.4494 on March 31, 2016). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our short-term borrowings as of March 31, 2016 were approximately $49.9 million, and interest expenses paid were $1.6 million for the three months ended March 31, 2016.

At the end of March 31, 2016, our weighted average interest rate was 8.7%. We do not expect the weighted average interest rate will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

In connection with the preparation of this report, management determined that, as of March 31, 2016, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Cashier does not deposit cash collected into the Company’s bank accounts on a timely manner;

•	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2015;

•	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned; and

•	Lack of adequate policies and procedures in internal control to include material transaction incurred subsequent to the period end for financial statements disclosure purpose.

In order to remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions including gold leases and loans with a value in excess of $250,000. Further, we intend to explore implementing additional policies and procedures, which may include:

•	Reporting other material and non-routine transactions to the Board and obtain proper approval;

•	Recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions. To mitigate the reporting risks, Kingold has now contracted with a third-party qualified consultant on GAAP reporting to improve the ability to prepare GAAP statements. The new consultant will also assist the Company to analyze non-routine, complex transactions in accordance with GAAP;

•	Improving the communication between management, board of directors and chief financial officer; and

•	Improving the internal audit function, internal control policies and monitoring controls.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2016. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Gold Lease Agreement (English translation), dated January 11, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.2	Gold Lease Agreement (English translation), dated January 19, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.3	Loan Agreement of Circulating Fund (English translation), dated January 20, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.4	Gold Lease Agreement (English translation), dated January 25, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.5	Loan Agreement of Circulating Fund (English translation), dated January 28, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.6	Collective Trust Loan Contract (English translation), dated January 29, 2016, between Wuhan Kingold Jewelry Company Limited and Anxin Trust Co., Ltd. (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.7	Loan Agreement of Circulating Fund (English translation), dated February 23, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.8	Loan Agreement of Circulating Fund (English translation), dated February 23, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.9	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.10	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.11	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.12	Gold Lease Agreement (English translation), dated March 3, 2016, between Wuhan Kingold Jewelry Company Limited and Industrial and Commerce Bank of China (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.13	Loan Agreement of Circulating Fund (English translation), dated March 8, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.14	Loan Agreement of Circulating Fund (English translation), dated March 8, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.15	Trust Loan Contract (English translation), dated March 9, 2016, between Wuhan Kingold Jewelry Company Limited and Chang’An International Trust Co., Ltd.*
10.16	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.17	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.18	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated May 16, 2016, titled “Kingold Jewelry Reports Financial Results for the First Quarter Ended March 31, 2016.” *

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016

KINGOLD JEWELRY, INC.

By:	/s/ ZhihongJia
ZhihongJia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer