Form 10-Q
period 2016-06-30
KINGOLD JEWELRY, INC.
filed 2016-08-12
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2016

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

As of August 8, 2016, there were 66,018,867 shares of common stock outstanding, par value $0.001.

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

•	other risks, including those described in the “Risk Factors” discussion of this periodic report and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

We undertake no obligation to update any such forward looking statement, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$37,496,173	$3,100,569
Restricted cash	46,107,680	26,649,687
Accounts receivable	403,267	1,624,323
Inventories	786,485,088	298,303,185
Other current assets and prepaid expenses	4,954,662	1,046,032
Value added tax recoverable	86,193,253	15,526,002
Total current assets	961,640,123	346,249,798
PROPERTY AND EQUIPMENT, NET	7,158,325	7,622,509

OTHER ASSETS
Deposit on land use right - Jewelry Park	9,084,474	9,296,763
Construction in progress- Jewelry Park	153,484,370	105,844,259
Other assets	145,317	148,713
Land use right	438,119	454,180
Total long-term assets	170,310,605	123,366,424
TOTAL ASSETS	$1,131,950,728	$469,616,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans	$165,878,918	$55,455,428
Debts payable, net	-	61,471,962
Construction payables-Jewelry Park	54,189,120	23,876,642
Deposit payable-Jewelry Park	90,736,671	22,182,171
Other payables and accrued expenses	5,849,813	6,355,979
Due to related party	449,809	200,059
Income tax payable	6,740,793	1,119,918
Other taxes payable	608,321	710,104
Total current liabilities	324,453,445	171,372,263
Deferred income tax liability	1,986,173	1,774,993
Long term loans	511,334,558	30,808,571
TOTAL LIABILITIES	837,774,176	203,955,827
COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,018,867 and 65,963,502 shares issued and outstanding as of June 30, 2016 and December 31, 2015	66,018	65,963
Additional paid-in capital	80,208,682	79,990,717
Retained earnings
Unappropriated	219,523,436	184,564,147
Appropriated	967,543	967,543
Accumulated other comprehensive loss	(6,662,512)	(1,249)
Total stockholders' equity	294,103,167	265,587,121
Non-controlling interest	73,385	73,274
Total Equity	294,176,552	265,660,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,131,950,728	$469,616,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

NET SALES	$390,260,645	$249,421,052	$672,448,702	$455,616,272

COST OF SALES
Cost of sales	(343,880,390)	(246,684,484)	(597,292,834)	(441,805,439)
Depreciation	(291,683)	(311,110)	(582,365)	(620,110)
Total cost of sales	(344,172,073)	(246,995,594)	(597,875,199)	(442,425,549)

GROSS PROFIT	46,088,572	2,425,458	74,573,503	13,190,723

OPERATING EXPENSES
Selling, general and administrative expenses	6,443,126	2,205,197	9,712,491	3,883,563
Stock compensation expenses	11,142	102,344	22,285	315,127
Depreciation	23,474	25,237	46,987	50,428
Amortization	2,891	3,096	5,781	6,170
Total operating expenses	6,480,633	2,335,874	9,787,544	4,255,288

INCOME FROM OPERATIONS	39,607,939	89,584	64,785,959	8,935,435

OTHER INCOME (EXPENSES)
Other Income	130	6,530	130	6,530
Interest Income	624,199	133,803	683,423	151,072
Interest expense	(13,621,813)	(84,616)	(18,595,166)	(382,153)
Total other income (expenses), net	(12,997,484)	55,717	(17,911,613)	(224,551)

INCOME FROM OPERATIONS BEFORE TAXES	26,610,455	145,301	46,874,346	8,710,884

INCOME TAX PROVISION (BENEFIT)
Current	6,849,780	557,373	11,660,784	3,286,274
Deferred	64	(985,503)	255,738	(1,730,028)
Total income tax provision (benefit)	6,849,844	(428,130)	11,916,522	1,556,246

NET INCOME	19,760,611	573,431	34,957,824	7,154,638
Add: net loss attributable to non-controlling interest	(268)	(188)	(1,465)	(188)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,760,879	$573,619	$34,959,289	$7,154,826

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gains (loss)	(8,622,381)	488,151	(6,659,687)	1,587,816
Less: foreign currency translation gain attributable to non-controlling interest	2,030	81	1,576	81
Foreign currency translation gains (loss) attributable to common stockholders	$(8,624,411)	$488,070	$(6,661,263)	$1,587,735

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
Common stockholders	$11,136,468	$1,061,689	$28,298,026	$8,742,561
Non-controlling interest	1,762	-	111	-
	$11,138,230	$1,061,689	$28,298,137	$8,742,561

Earnings per share
Basic	$0.30	$0.01	$0.53	$0.11
Diluted	$0.30	$0.01	$0.53	$0.11
Weighted average number of shares
Basic	65,964,110	65,963,502	65,963,806	65,963,502
Diluted	66,273,246	65,963,502	65,970,164	65,963,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,957,824	$7,154,638
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	629,352	670,538
Amortization of intangible assets	5,781	6,170
Amortization of deferred financing costs	144,134	326,509
Share based compensation for services and warrants and shares issued for consulting services	151,580	315,127
Inventory valuation allowance	-	10,315,970
Deferred tax provision (benefit)	255,738	(1,730,028)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,202,904	372,622
Inventories	(502,911,887)	(37,695,661)
Other current assets and prepaid expenses	(3,995,411)	(120,344)
Value added tax recoverable	(72,157,904)	(5,280,553)
Increase (decrease) in:
Other payables and accrued expenses	(388,356)	1,086,129
Deposit payable, Jewelry Park, net	70,165,780	-
Income tax payable	5,649,770	581,994
Other taxes payable	67	366,577
Net cash used in operating activities	(466,290,628)	(23,630,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(334,586)	(29,825)
Payment for construction in progress-Jewelry Park	(19,506,468)	(24,233,680)
Net cash used in investing activities	(19,841,054)	(24,263,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from minority interest for the new subsidiary	-	73,465
Proceeds from bank loans	611,580,106	6,530,186
Repayments of bank loans	(9,175,996)	(13,060,372)
Restricted cash	(20,387,531)	(9,991,098)
Proceeds from related party loan	250,226	-
Proceeds from exercise of warrants	66,439	-
(Repayment) proceeds from debt financing instruments under private placement	(61,173,304)	65,301,858
Deferred financing costs	-	(653,019)

Net cash provided by financing activities	521,159,940	48,201,020

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(632,654)	(140,539)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,395,604	166,664

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,569	1,331,658

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,496,173	$1,498,322
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$19,126,073	$2,584,438
Cash paid for income tax	$11,660,842	$2,704,280

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016.

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

Kingold, Dragon Lead, Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet and Yuhuang are hereinafter collectively referred to as the “Company.”

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, deferred tax asset and liability and share based compensation. Actual results could differ from those estimates.

Restricted Cash

As of June 30, 2016 and December 31, 2015, the Company had restricted cash of $46,107,680 and $26,649,687, respectively. Approximately $2.7 million was related to the bank loan with various financial institutions. Approximately $43.4 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”), China Construction Bank (“CCB”) Commerce Bank of China (“ICBC”) and CITIC Bank – see Note 16 – Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At June 30, 2016 and December 31, 2015, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of June 30, 2016 and December 31, 2015, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life. The estimated useful lives used in connection with the preparation of the financial statements are as follows:

Estimated Useful Life
Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5 – 10 years
Building improvements	Over lease term

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2016 and December 31, 2015.

Property Held for Sale

Property held for sale relates to the Company’s commitment to sell the Shanghai Creative Industry Park, or Kingold Jewelry Cultural Industry Park (the “Jewelry Park”), to third party. On June 27, 2016, the Company entered into a transfer contract with third party, Wuhan Lianfuda Investment Management Co., Ltd. (“Wuhan Lianfuda”), to sell all of its interest in the Jewelry Park to Wuhan Lianfuda (the “Transfer Transaction;” see Note 5). The Transfer Transaction has not been consummated as of June 30, 2016 therefore Jewelry Park real estate property was treated as property held for sale.

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

The carrying value of all current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The Company determined that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions.

Revenue Recognition

Net sales (gross sales less valued added tax) are primarily composed of sales of branded products to wholesale and retail customers, as well as fees generated from customized production. In customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products on its own. The Company recognizes revenues under ASC 605 as follows:

Sales of branded products

The Company recognizes revenue on sales of branded products when the goods are delivered and title to the goods passes to the customer provided that: (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists, and (iii) the sales price is fixed and determinable; and collectability is deemed probable.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at June 30, 2016 and December 31, 2015.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2010 and after. As of June 30, 2016, the tax years ended December 31, 2010 through December 31, 2015 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

Foreign Currency Translation

Kingold, as well as its wholly owned subsidiary, Dragon Lead, maintain accounting records in United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution and stock issuance. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income (deficit)”.

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

	June 30, 2016	June 30, 2015	December 31, 2015
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.6434	US$1=RMB 6.1088	US$1=RMB6.417

Amounts included in the statements of operations and cash flows for the period	US$1=RMB 6.5388	US$1=RMB 6.1254	US$1=RMB 6.2288

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income in the consolidated statements of income and comprehensive income.

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

Debts Payable

Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.

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

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Wuhan Kingold through a series of agreements. Although the Company believes the contractual relationships through which it controls Wuhan Kingold comply with current licensing, registration and regulatory requirements of the PRC, it cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that the Company’s structure or operating arrangements do not comply with applicable law, it could revoke the Company’s business and operating licenses, require it to discontinue or restrict its operations, restrict its right to collect revenues, require it to restructure its operations, impose additional conditions or requirements with which the Company may not be able to comply, impose restrictions on its business operations or on its customers, or take other regulatory or enforcement actions against the Company that could be harmful to its business. If such agreements were cancelled, modified or otherwise not complied with, the Company would not be able to retain control of Wuhan Kingold and the impact could be material to the Company’s consolidated statements of income. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including the organization and structure disclosed in Note 1, this may not be indicative of future results.

Reclassification

“Comprehensive income” in 2015 statements of income and comprehensive income has been changed to conform to the current period presentation. This reclassification has no effect on the accompanying unaudited condensed financial statements.

Recent Accounting Pronouncements

In January 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any,  that this update will have on the Company's unaudited condensed consolidated financial position, results of operations and cash flows.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements – continued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All other entities must apply the new requirements for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its unaudited condensed consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company is assessing the impact of the adoption of the ASU on its unaudited condensed consolidated financial statements, disclosure requirements and methods of adoption.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its unaudited condensed consolidated financial statements, disclosure requirements and methods of adoption.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES, NET

Inventories as of June 30, 2016 and December 31, 2015 consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
Raw materials (A)	$670,193,289	$162,766,248
Work-in-progress (B)	101,650,866	108,276,834
Finished goods (C)	14,640,933	27,260,103
Inventory valuation allowance	-	-
Total inventory	$786,485,088	$298,303,185

(A)	Included 20,017,968 grams of Au9999 gold as of June 30, 2016 and 5,624,476 grams of Au9999 gold as of December 31, 2015.

(B)	Included 3,094,955 grams of Au9999 gold June 30, 2016 and 3,549,984 grams of Au9999 gold as of December 31, 2015.

(C)	Included 444,931 grams of Au9999 gold June 30, 2016 and 886,849 grams of Au9999 gold as of December 31, 2015.

As of June 30, 2016, 22,059,240 grams of Au9999 gold with carrying value of approximately $738.5 million were pledged for certain bank loans (see Note 6). No inventory was pledged on the debts payable because it has been fully repaid upon maturity and accordingly previously pledged inventory has been released (see Note 7).

As of December 31, 2015, 3,977,490 grams of Au9999 gold with carrying value of approximately $115.1 million were pledged for certain bank loans and another 2,456,000 grams of Au9999 gold with carrying value of approximately $71 million were pledged for the Company’s debts payable.

For the three and six months ended June 30, 2016, the Company recorded $Nil lower cost or market adjustment. For the three and six months ended June 30, 2015, the Company recorded $10,344,003 lower of cost or market adjustment.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of June 30, 2016 and December 31, 2015:

	As of
	June 30,	December 31,
	2016	2015
Buildings	$2,309,133	$2,363,093
Plant and machinery	18,151,983	18,496,731
Motor vehicles	52,703	53,935
Office and electric equipment	624,308	630,312
Building improvements	243,309	-
Subtotal	21,381,436	21,544,071
Less: accumulated depreciation	(14,223,111)	(13,921,562)
Property and equipment, net	$7,158,325	$7,622,509

Depreciation expense for the three and six months ended June 30, 2016 was $315,157 and $629,352, respectively. Depreciation expense for the three and six months ended June 30, 2015 was $336,346 and $670,538, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – PROPERTY HELD FOR SALE, JEWELRY PARK

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an acquisition agreement (the “Acquisition Agreement”) with third-parties Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Agreement provides for the build out of the planned “Shanghai Creative Industry Park,” which is proposed to be renamed to “Kingold Jewelry Cultural Industry Park” (the “Jewelry Park”). Pursuant to the Agreement, Wuhan Kingold acquired the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which had been approved for real estate development use. Wuhan Kingold committed to provide a total sum of RMB 1.0 billion (approximately $151 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which were proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a hotel.

On June 27, 2016, Wuhan Kingold entered into a transfer contract with Wuhan Lianfuda Investment Management Co., Ltd. (“Wuhan Lianfuda”), an unrelated party, to sell all of its interest in the Jewelry Park to Wuhan Lianfuda (“Transfer Transaction”). Pursuant to the transfer contract, Wuhan Lianfuda is obligated to pay Wuhan Kingold RMB 1.14 billion (approximately US $171.6 million) (“Selling Price”). This amount includes (1) RMB 640 million (approximately US $96.3 million) for the share acquisition fees and the construction fees that Wuhan Kingold has paid to Wuhan Wansheng; and (2) transfer fees of RMB 500 million (approximately US $75.3 million). In addition, Wuhan Kingold transfers and Wuhan Lianfuda receives, all the rights and obligations in the Transfer Transaction Agreement, including 60% stock rights of Wuhan Huayuan. Wuhan Lianfuda will undertake Wuhan Kingold’s remaining payment obligation of RMB 360 million (approximately US $54.2 million) stipulated in the Acquisition Agreement.

In the Transfer Transaction, deposit payables consist of the following two components: (1) amounts received from customers relating to the pre-sale of the residential or commercial units in the Jewelry Park. The Company receives these funds and recognizes them as a liability until the revenue can be recognized; (2) amounts received from third party in connection with the Transfer Transaction.

As of June 30, 2016, the carrying value of Jewelry Park was approximately $162.6 million (RMB 1.08 billion), included the following components (1) Land use right of approximately $9.1 million (RMB 60.4 million), which represents the total cost of the Land Use Right and (2) the construction progress of approximately $153.5 million (RMB 1 billion), consisting of the Company’s cash payment of approximately $87.3 million (RMB 579.6 million) towards the construction of Jewelry Park project, capitalized interest of approximately $12 million (RMB 80 million) and construction payable of approximately $54.2 million (RMB 360.0 million) which has been accrued based on the billing request by the construction company as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the construction payable of approximately $54.2 million and $23.9 million has been accrued based on the billing request of the construction company Wuhan Wansheng, respectively.

The Transfer Transaction has not been consummated as of June 30, 2016, because the project was still in the process of final inspection, acceptance and filing for the record, and the ownership title has not been transferred to Wuhan Lianfuda as of June 30, 2016. As of the date of this Report, the Company is unable to predict the actual timing of the completion of the Jewelry Park transfer because the inspection report and related government filings have not yet been completed.

Based on the total budget of approximately $151 million (RMB 1.0 billion) on the Jewelry Park, Wuhan Kingold was still obligated to pay the remaining approximately $54.2 million (RMB 360 million) to Wuhan Wansheng as of June 30, 2016 after deducting all the progress payments made by Wuhan Kingold. In connection with the Transfer Transaction, Wuhan Lianfuda will undertake Wuhan Kingold’s remaining payment obligation of approximately $54.2 million (RMB 360 million), when the Transfer Transaction is consummated in the near future.

The following table presents the components of the property held for sale- Jewelry Park, at June 30, 2016 and December 31, 2015:

	As of
	June 30,	December 31,
	2016	2015
Deposit on land use right	$9,084,474	$9,296,763
Construction in progress	153,484,370	105,844,259

Total assets	$162,568,844	$115,141,022

Construction payables	$54,189,120	$23,876,642
Deposit payable	90,736,671	22,182,171

Total liabilities	$144,925,791	$46,058,813

NOTE 6 – LOANS

Short term loans consist of the following:

	As of
	June 30,	December 31,
	2016	2015
(a) Loans payable to CITIC Bank Wuhan Branch	$-	$6,161,714
(b) Loan payable to Bank of Hubei Wuhan Jiang’an Branch		3,080,857
(c) Loan payable to Minsheng Trust	45,157,600	46,212,857
(d) Current portion of long-term loan payable to Evergrowing Bank	301,051	-
(e) National Trust	75,262,667	-
(f) Aijian Trust	45,157,600	-
Total short term loans	$165,878,918	$55,455,428

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – LOANS - continued

Short term loans

a) Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of approximately $6.2 million (RMB 40 million) with annual interest of 6.7% has matured and was fully repaid on March 1, 2016.

b) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of approximately $3.1 million (RMB 20 million) originated on November 12, 2015 with annual interest rate of 6.7%. The loan was fully repaid by June 30, 2016.

c) Loan payable to Minsheng Trust, with an aggregate amount of approximately $45.2 million (RMB 300 million) originated on September 17, 2015, with a maturity date of September 25, 2016. The annual interest rate was 12.5%. The loan is to be used for the Company’s working capital. Wuhan Kingold pledged 1,877,490 grams of gold with carrying value of approximately $62.9 million (RMB 417.6 million) as of June 30, 2016 to secure this loan. The Company was also required to pledge approximately $0.5 million (RMB 3 million) restricted cash with Minsheng Trust as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the Minsheng Trust, to provide a guarantee for the loan.

d) The current portion of loans payable to Yantai Huangshan Road Branch of Evergrowing Bank (see note (i) below)).

e) On April 26, 2016, the Company entered into a trust loan agreement and an amendment to the trust loan agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $75.3 million (RMB 500 million) as working capital loan. The loan is comprised of two installments, with the first installment of approximately $15.1 million (RMB 100 million) and the second installment of approximately $60.2 million (RMB 400 million). Each installment has a one-year term starting from the installment release date. For each installment, the Company is required to make the first interest payment equal to 4.1% of the principle received, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis. The Company is required to pledge 2,600 kilogram of Au9995 gold with carrying value of approximately $87.0 million (RMB 578.3 million) as collateral to secure this loan. The loan is jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company received full proceeds in May 2016. The Company also made a restricted deposit of approximately $0.8 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

f) On April 28, 2016, Wuhan Kingold and Shanghai AJ Trust Co., Ltd. (“AJ Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, AJ Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). AJ Turst’s acquisition price for the Gold Income Right was approximately $45.2 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from AJ Trust with installments and the last installment shall be within the 24 months after establishment of the trust plan. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the related Au9999 gold under the Gold Income Right to AJ Trust. The agreement is also personally guaranteed by Mr. Zhihong Jia, our CEO and Chairman. As of June 30, 2016, the carrying value of the pledged gold was approximately $49.1 million (RMB 325.9 million). The Company also made a restricted deposit of $0.5 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Management believe the substance of this agreement is a debt arrangement with AJ Trust, therefore AJ Trust’s acquisition price was recorded as loan payable. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short term loan.

Interest expense for all of the short-term loans mentioned above amounted approximately to $5.1 million and $6.7 million for the three and six months ended June 30, 2016, respectively. Short term loan interest expense for the three and six months ended June 30, 2015 was $84,616 and $382,153, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – LOANS - continued

Long term loans consist of the following:

	As of
	June 30,	December 31,
	2016	2015
(h) Loans payable to Qixia Branch of Evergrowing Bank	$150,525,333	$30,808,571
(i) Loans payable to Huangshan Road Branch of Evergrowing Bank	150,224,283	-
(j) Loans payable to Anxin Trust	150,525,333
(k) Loans payable to Mingsheng Trust	30,105,067
(l) Loans payable to Changan Trust	29,954,542
Total long term loans	$511,334,558	$30,808,571

(h) Loans payable to Evergrowing Bank – Qixia Branch

On December 18, 2015, Wuhan Kingold signed a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $30.1 million (RMB 200 million). This loan was used to partially fund the construction of the Jewelry Park and as working capital. The loan period was from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $43.5 million. In addition, the Company’s CEO and Chairman, Mr. Zhihong Jia signed a guarantee agreement with the bank, to provide a guarantee for the loan.

In January 2016, Wuhan Kingold further signed two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $120.4 million (RMB 800 million) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are secured by 5,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $167.4 million and are guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. There are no financial covenant requirements for the loans.

(i) Loans payable to Evergrowing Bank- Yantai Huangshan Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $150.5 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,828,750 gram of Au9999 gold in aggregate with carrying value of approximately $195.1 million and are guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, approximately $150,525 (RMB 1 million) should be repaid on August 23, 2016 and additional approximately $150,526 (RMB 1 million) should be repaid on February 23, 2017 and accordingly these amounts have been reclassified as the current portion of the long-term loans (see note (d) above). The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. There are no financial covenant requirements for the loans. The repayment requirement is listed below:

As of June 30, 2016
August 23, 2016	$150,525
February 23, 2017	150,526
August 23, 2017	150,526
February 23, 2018 – March 24, 2018	150,073,757
Total	150,525,334

Short term portion (refer to short term loan – d)	301,051
Long term portion	$150,224,283

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – LOANS - continued

Long term loans

(j) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”).  The agreement allows the Company to access of approximately $451.6 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The loan is subject to certain covenants required by the agreement. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 1,700,000 gram of Au9999 gold in aggregate with carrying value of approximately $56.9 million. There is no financial covenant requirement for this loan. The loan is also guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of June 30, 2016, the Company received an aggregate of approximately $150.5 million (RMB 1 billion) from the loan. The Company also made a restricted deposit of approximately $0.4 million (RMB 2.92 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Subsequently in early August 2016, the Company received additional approximately $75.3 million (RMB 500 million) from this line of credit.

k) On June 24, 2016, Wuhan Kingold entered into a loan agreement with Minsheng Trust, with an aggregate amount of approximately $30.2 million (RMB 200 million), with a maturity date of June 22, 2018. The annual interest rate was 10.85%. The loan is to be used for the working capital. Wuhan Kingold pledged 1,090,000 grams of gold with carrying value of approximately $36.5 million (RMB 242.4 million) as of June 30, 2016 to secure this loan. The Company was also required to pledge approximately $0.3 million (RMB 2 million) restricted cash with Minsheng Trust as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the Minsheng Trust, to provide a guarantee for the loan.

(l) On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $45.2 million (RMB 300 million) for the purpose of working capital needs. The loan has a 24-month term starting from the date of releasing the loan, and bears interest at a fixed rate of 13% per annum. The loan is secured by 1,121 kilograms of Au9995 gold, which approximately $37.5 million (RMB 249.3 million) is pledged by Wuhan Kingold. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company and shall be repaid upon maturity. As of June 30, 2016, the Company received an aggregate of approximately $30.0 million (RMB 199 million) from the loan. The Company also made a restricted deposit of approximately $0.3 million (RMB 1.99 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

Interest expense for all of the long-term loans mentioned above amounted to $8.5 million and $11.9 million for the three and six months ended June 30, 2016, respectively. Long term loan interest of $1.1 million and $2.2 million for the three and six months ended June 30, 2015 was capitalized into construction in progress and was not recorded as part of total interest expenses.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – DEBTS PAYABLE

On February 9, 2015, Wuhan Kingold received a Notice of Acceptance of Registration (the “Acceptance”) from the PRC’s National Association of Financial Market Institutional Investors (the “NAFMII”), registering the issuance of up to RMB 750 million (approximately US$112.9 million) of debt financing instruments by Wuhan Kingold pursuant to a Non-Public Oriented Debt Financing Instruments Private Placement Agreement, by and among Wuhan Kingold, SPD Bank and the other institutional investors named therein (together with SPD Bank, the “Investors”), dated July 21, 2014 (the “Private Placement Agreement”). Such Private Placement Agreement became valid upon the Acceptance. In connection with the Private Placement Agreement, Wuhan Kingold and SPD Bank entered into an Underwriting Agreement dated August 12, 2014, appointing SPD Bank as the lead underwriter and bookkeeping manager for the issuance of the debt securities. The debt financing program is intended to operate similar to a commercial paper program. Under the program, Wuhan Kingold may issue the debt securities at any time within two years from the date of the Acceptance, with the initial issuance completed within six months from the date of the Acceptance. Wuhan Kingold is required to report any issuance to the NAFMII. The Private Placement Agreement provides that the Investors are entitled to, but are not required to, participate in any issuance, and prohibits using the proceeds from any issuance of debt securities for real estate and equity acquisition transactions.

On March 26, 2015, Wuhan Kingold completed the issuance of the first phase of debt financing instruments with the total amount of approximately $62 million (RMB 400 million) under the Private Placement Agreement. The debt has a one-year term with the annual interest rate of 7%. The debt was secured by certain gold or gold products held by Wuhan Kingold and approximately $5.3 million (RMB 35 million) security deposit. Management determined the debt was for the purpose of financing the Jewelry Park project (see Note 5). In connection with the foregoing, Wuhan Kingold and SPD Bank have entered into a Credit Agent Agreement (the “Credit Agent Agreement”), pursuant to which SPD Bank serves as the agent of the holders of the debt securities. Zhihong Jia, Chairman and CEO of the Company, has executed a guaranty, to guarantee Wuhan Kingold’s obligations under the Credit Agent Agreement. The interest expense incurred on the debt financing instruments amounted to approximately $3.3 million for the year ended December 31, 2015 and was capitalized into construction in progress of Jewelry Park project. The RMB 400 million debts payable have been fully repaid to SPD Bank upon maturity on March 24, 2016.

A one-time financing cost of approximately $0.6 million (RMB 4 million) related to the issuance has been offset against the debts payable carrying amount and is being amortized on a quarterly basis. For the year ended December 31, 2015, amortization of the deferred financing costs was $490,870. The remaining deferred financing cost of $144,134 was fully amortized in the six months ended June 30, 2016.

	As of
	June 30,	December 31,
	2016	2015
Gross Debts Payable for Phase One	$-	$61,617,142
Net financing cost	-	(145,180)

Debts Payable, net	$-	$61,471,962

Pursuant to the Private Placement Agreement dated on August 12, 2014, the RMB 750 million debt financing instruments can be issued within two years. The Company originally planned to request the second phase of issuance of approximately $52.7 million (RMB 350 million) before the first phase debt expiration date in March 2016 and the proceeds were planned to pay back the first phase debt. However, because the Company obtained alternative financing through several bank borrowings, management does not expect the second phase of debt issuance will be materialized in the near future.

NOTE 8 – DEPOSIT PAYABLES - JEWELRY PARK

As of December 31, 2015, the Company received the advance payment from potential customers of approximately $22 million (RMB 144 million) to acquire certain real estate property in the Jewelry Park. As of June 30, 2016, in connection with the Transfer Transaction, the Company received the advance payments from Wuhan Lianfuda approximately $90.7 million (RMB 602.8 million) (see Note 5) and included in Deposit payable, while the Company refunded $22 million of customer deposits to Wuhan Lianfuda because Wuhan kingold transferred all its interest in Jewelry Park to Wuhan Lianfuda in accordance with the Transfer Transaction.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2016, the Company borrowed total of $449,809 from Mr. Zhihong Jia, the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with free of interest. As of June 30, 2016 and December 31, 2015, the due to related party amounted to $449,809 and $200,059, respectively.

For the six months end June 30, 2016 and 2015, Mr. Zhihong Jia, the CEO and Chairman of the Company, provided his personal guarantees to various financial institutions to support the Company (see Notes 6 and 7).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through 2015 resulting in loss carry forwards of approximately $16.3 million available for offsetting against future taxable U.S. income, expiring in 2035. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of June 30, 2016 and December 31, 2015 was approximately $5.5 million and $5.4 million, respectively. The net increase in the valuation allowance for the six months ended June 30, 2016 and 2015 was $180,290 and $268,840, respectively.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet, and Yuhuang are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended June 30, 2016 and 2015. The Company recorded $Nil deferred income tax assets as of June 30, 2016 and December 31, 2015.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States.

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

United States	$(235,312)	$(29,098)	$(530,264)	$(790,705)
Foreign	26,845,767	174,399	47,404,610	9,501,589
	$26,610,455	$145,301	$46,874,346	$8,710,884

Significant components of the income tax provision were as follows for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	6,849,780	557,373	11,660,784	3,286,274
	$6,849,780	$557,373	$11,660,784	$3,286,274
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	64	(985,503)	255,738	(1,730,028)
	64	(985,503)	255,738	(1,730,028)
Income tax provision	$6,849,844	$(428,130)	$11,916,522	$1,556,246

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – INCOME TAXES - continued

The components of deferred tax assets and deferred tax liability as of June 30, 2016 and December 31, 2015 consist of the following:

	As of June 30, 2016	As of December 31, 2015
Deferred tax assets:
Deferred tax assets from net operating losses from parent company	$5,535,469	$5,335,180
Valuation allowance	(5,535,469)	(5,335,180)
	$-	$-

Deferred tax liability:
Deferred tax liability from capitalized interest	$1,986,173	$1,774,993
	$1,986,173,	$1,774,993

NOTE 11 – EARNINGS PER SHARE

For three and six months ended June 30, 2016 and 2015, the basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the exercise prices for the warrant and options were greater than the average market price for the related periods. As a result, for the three and six months ended June 30, 2016, total of 309,136 and 6,356 unexercised warrants and options are dilutive, respectively, and were included in the computation of diluted EPS. For the three and six months ended June 30, 2015, no unexercised warrants and options were dilutive.

The following table presents a reconciliation of basic and diluted net income per share:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$19,760,879	$573,619	$34,959,289	$7,154,826

Weighted average number of common shares outstanding - Basic	65,964,110	65,963,502	65,963,808	65,963,502
Effect of dilutive securities:
Unexercised warrants and options	309,136	-	6,356	-
Weighted average number of common shares outstanding - Diluted	65,273,246	65,963,502	65, 970,164	65,963,502

Earnings per share-Basic	$0.30	$0.01	$0.53	$0.11

Earnings per share-Diluted	$0.30	$0.01	$0.53	$0.11

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – OPTIONS

On March 24, 2011, the Board of Directors voted to adopt the 2011 Stock Incentive Plan (the “Plan”), which was later ratified by the Company’s stockholders on October 31, 2011, at the 2011 annual meeting.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of the Company’s common stock may be granted. Prior to January 1, 2012, the Company granted 1,620,000 options under the plan. In accordance with the vesting periods, $Nil was recorded as part of operating expense-stock compensation for the three and six months ended June 30, 2016, respectively. The Company recorded $Nil and $110,439 as part of operating expense-stock compensation for the three and six months ended June 30, 2015, respectively

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $Nil was recorded as part of operating expense-stock compensation for the 1,300,000 options above for the three and six months ended June 30, 2016, respectively. The Company recorded $91,201 and $185,978 as part of operating expense-stock compensation for the three and six months ended June 30, 2015, respectively.

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

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $5,779 and $11,558 were recorded as part of operating expense-stock compensation for the three and six months ended June 30, 2016, respectively. The Company recorded $5,779 and $11,558 as part of operating expense-stock compensation for the three and six months ended June 30, 2015, respectively.

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model under the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 6.25 years. The aggregate fair value of the options was $85,822. In accordance with the vesting periods, $5,363 and $10,727 were recorded as part of operating expense-stock compensation for the 90,000 options above for the three and six months ended June 30, 2016, respectively. The Company recorded $5,364 and $7,152 as part of operating expense-stock compensation for the three and six months ended June 30, 2015, respectively.

The Company recorded $11,142 and $22,285 stock-based compensation expense for the three and six months ended June 30, 2016, respectively. The Company recorded $102,344 and $315,127 stock-based compensation expense for the three and six months ended June 30, 2015, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – OPTIONS - continued

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,220,000	$1.90	5.76	$-
Exercisable, December 31, 2015	3,009,375	$1.95	5.63	$-

Granted	-	$-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2016	3,220,000	$1.90	5.26	$-

Exercisable, June 30, 2016	3,130,000	$1.93	5.18	$-

NOTE 13 – WARRANTS

Following is a summary of the status of warrant activities as of June 30, 2016 and December 31, 2015:

	Number of	Weighted Average	Weighted average
	warrants	Exercise Price	Remaining Life in Years
Outstanding, December 31, 2015	294,000	$3.61	0.04
Granted	300,000	$1.35	1.25
Forfeited	(294,000)	-	-
Exercised	(55,365)	-	-
Outstanding, June 30, 2016	244,635	$1.38	1.03

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a fully owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold in matters relating to investor relations, capital markets and shareholder value creation strategy. As the part of the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. As of December 31, 2015, no warrants were issued to BIP because the performance target has not been met.

On March 29, 2016, pursuant to the consulting agreement, the Company’s obligation to issue BIP warrants to purchase 150,000 shares of the Company’s common stock for $1.20 per share (the “First Tranche Warrants”) was triggered as a result of certain milestone accomplishments. The warrants will expire on June 29, 2017. Accordingly, the Company recorded $64,204 consulting expense and included in the general administrative expense. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 81%, risk free interest rate of 0.84%, and expected term of 1.25 years. The fair value of the warrants was $64,204.

On April 18, 2016, pursuant to the consulting agreement, the Company’s obligation to issue BIP warrants to purchase 150,000 shares of the Company’s common stock for $1.50 per share (the “Second Tranche Warrants”) was triggered as a result of certain milestone accomplishments. The warrants will expire on July 17, 2017. Accordingly, the Company recorded $65,091 consulting expense and included in the general administrative expense. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 79.7%, risk free interest rate of 0.63%, and expected term of 1.25 years. The fair value of the warrants was $65,091.

On May 10, 2016, the Company terminated the consulting agreement. On June 27, 2016, the Company and BIP signed a settlement agreement (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company and BIP agreed that (1) the First Tranche Warrants and the Second Tranche Warrants would remain vested and outstanding, (2) the third, fourth and fifth tranches of success fee warrants would be cancelled; and (3) crediting of $66,439 in outstanding but unpaid fees against the exercise price of the First Tranche Warrants would be the only payment made or required under the Service Agreement. As a result, BIP will receive (a) 55,365 shares, (b) warrants to purchase 94,635 shares for $1.2 per share, expiring June 28, 2017, and (c) warrants to purchase 150,000 shares for $1.50 per share, which may be exercised from July 18, 2016 until July 17, 2017.

Pursuant to the Settlement Agreement, the Company agreed to pay BIP outstanding fees for previously rendered services in the aggregate amount of $66,439 by crediting such fees against the exercise price of the First Tranche Warrants on June 29, 2016, resulting in the issuance to BIP of 55,365 shares of the Company’s common stock. As a result of the Settlement Agreement, the Company does not have any liability for future warrants issuance to BIP. As of June 30, 2016, the remaining 244,635 outstanding warrants may be exercised in the future by BIP upon delivery of cash and an exercise notice to the Company.

A total of 294,000 warrants consisting of 150,000 warrants issued to Wallington Investment Holdings Ltd with exercise price of $3.25 per share on January 13, 2011 and 144,000 warrants issued to Rodman & Renshaw, LLC with exercise price of $3.99 per share on January 13, 2011 were expired on January 13, 2016. During the three and six months ended June 30, 2016, the Company included $65,091 and $129,295 warrants cost in the general administrative expenses, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – NONCONTROLLING INTEREST

Non-controlling interest represents the minority stockholders’ 45% proportionate share of the results of the newly established subsidiary Kingold Internet and Yuhuang.  A reconciliation of non-controlling interest as of June 30, 2016 and December 31, 2015 are as follows:

	As of June 30, 2016	As of December 31, 2015
Beginning Balance	$73,274	$-
Capital Contribution	-	69,319
Proportionate shares of Net loss	(1,441)	(296)
Foreign currency translation gain	1,552	4,251
Ending Balance	$73,385	$73,274

NOTE 15 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $83,407,491 and $29,544,475 as of June 30, 2016 and December 31, 2015, respectively. The cash balance held in the BVI bank accounts was $25,278 and $13,277 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company held $51,146 and $144,465 of cash balances within the United States, no balance was in excess of FDIC insurance limits of $250,000 as of June 30, 2016 and December 31, 2015, respectively.

For the periods ended June 30, 2016 and 2015, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the periods ended June 30, 2016 and 2015. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the periods ended June 30, 2016 or 2015.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – GOLD LEASE TRANSACTIONS

The Company leased gold as a way to finance its growth and will return the same amount of gold to China Construction Bank (“CCB”), Shanghai Pudong Development Bank (“SPD Bank”), CITIC Bank and Industrial & Commercial Bank of China (“ICBC”) at the end of the respective lease agreements. Under these gold lease arrangements, each of CCB, SPD Bank, CITIC Bank and ICBC retains beneficial ownership of the gold leased to the Company and treats it as if the gold is placed on consignment to the Company. All three banks have their own representatives on the Company’s premises to monitor on a daily basis the use and security of the gold leased to the Company. Accordingly, the Company records these gold lease transactions as operating leases because the Company does not have ownership nor has it assumed the risk of loss for the leased gold.

1)	Gold lease transactions with China Construction Bank’s Wuhan Jiang’an Branch (“CCB”)

During 2015, the Company renewed gold lease agreements with CCB and leased an aggregate of 1,515 kilograms of gold, which amounted to approximately $54.9 million (RMB 365 million). The leases have initial terms of one year and provide an interest rate of 6% per annum. The leased gold shall be returned to the Bank upon lease maturity in 2016.

During six months ended June 30, 2016, the Company entered into gold lease agreements with CCB and leased an aggregated of 815 kilograms of gold, which amounted to approximately $28.5 million (RMB 189.4 million). The leases have initial terms of one year and provide an interest rate of 5.7% per annum. The leased gold shall be returned to the Bank upon lease maturity in 2017. During the six months ended June 30, 2016, the Company returned 880 kilograms of gold, which amounted to approximately $32.8 million (RMB 218.1 million) back to CCB upon lease maturity.

As of June 30, 2016 and December 31, 2015,1,450 kilograms and 1,515 kilograms of leased gold were outstanding and not yet returned to the Bank which amounted to approximately $50.7 million (RMB 336.6 million) and due in various months through out of 2016 and 2017. As of June 30, 2016 and December 31, 2015, the Company pledged restricted cash of approximately $5.3 million and $Nil as collateral to safeguard the gold lease from CCB, respectively.

2)	Gold lease transactions with SPD Bank

On April 10, 2015, Wuhan Kingold entered into a gold lease agreement with SPD Bank to lease additional 197 kilograms of gold (valued at approximately RMB 46.98 million or approximately $7.1 million). The lease has initial term of one year and provides an interest rate of 3.2% per annum.

In the third quarter of 2015, Wuhan Kingold entered into several gold lease agreements with SPD Bank to lease an aggregate of 720 kilograms of gold, valued approximately $25.3 million (RMB 168.2 million). The leases have initial terms of one year and provide an interest rate of 2.8% to 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately $17.1 million (RMB 113.4 million).

During six months ended June 30, 2016, the Company entered into gold lease agreements with SPD bank and leased an aggregated of 345 kilograms of gold, which amounted to approximately $14.0 million (RMB 93.3 million). The leases have initial terms of six months to one year and provide an interest rate of 6.0% per annum. During six month ended June 30, 2016, the Company returned 507 kilograms of gold, which amounted to approximately $17.8 million (RMB 118.2 million) back to SPD bank upon lease maturity. The Company returned additional 95 kilograms of gold back to SPD bank on August 1, 2016. The remaining leased gold shall be returned to the Bank upon lease maturity in December 2016 and June 2017.

As of June 30, 2016 and December 31, 2015, about 1,262 kilograms and 917 kilograms of leased gold were outstanding and not yet returned to SPD Bank, respectively, which amounted to approximately $28.6 million (RMB 190.2 million) and $33.1 million (RMB 215.2 million), respectively. Such gold leases will be due in various months in 2016 and 2017. As of June 30, 2016 and December 31, 2015, the Company pledged restricted cash of approximately $17.1 million and $21.7 million as collateral to safeguard the gold lease from SPD Bank, respectively.

3)	Gold lease transaction with CITIC Bank

During 2015, Wuhan Kingold entered into a gold lease agreement with CITIC Bank to lease an additional 850 kilograms of gold (valued at approximately $31 million or RMB 201 million). The lease has an initial term of one to six months and provides an interest rate of 6% per annum. The Company is required to deposit cash into an account at CITIC Bank equal to approximately $1.2 million (RMB 8.0 million). During 2015, the Company returned 1,150 kilograms of leased gold upon maturity, which amounted to approximately $43.3 million (RMB 287.4 million). The remaining amount shall be returned to the Bank upon lease maturity in 2016. The Company is required to deposit cash into an account at the Bank equal to approximately $2.9 million (RMB 19.5 million).

As of December 31, 2015, 350 kilograms of leased gold were outstanding and not yet returned to CITIC Bank, which amounted to approximately $12.4 million. During the six months ended June 30, 2016, the Company returned 350 kilograms of gold, which amounted to approximately $12.1 million (RMB 80.4 million) back to CITIC upon lease maturity.

As of June 30, 2016, there was no leased gold outstanding and not yet returned to CITIC Bank. As of June 30, 2016 and December 31, 2015, the Company pledged restricted cash of $Nil and $4.4 million as collateral to safeguard the gold lease from CITIC Bank, respectively

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – GOLD LEASE TRANSACTIONS - continued

4)	Gold lease transaction with Industrial and Commercial Bank of China (“ICBC’)

During the six months ended June 30, 2016, the Company entered into additional gold lease agreements with ICBC and leased an aggregated of 527 kilograms of gold, which amounted to approximately $21.0 million (RMB 139.7 million). The leases have initial terms of half year and provide an interest rate of 2.75% per annum. The leased gold shall be returned to the Bank upon lease maturity in September 2016. As of June 30, 2016, 527 kilograms of leased gold were outstanding and not yet returned to ICBC. As of June 30, 2016 and December 31, 2015, the Company pledged restricted cash of approximately $21.1 million and $Nil as collateral to safeguard the gold lease from ICBC, respectively.

As of June 30, 2016 and December 31, 2015, aggregated of 2,732 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated amounts of $100.3 million and $101.8 million, respectively. Interest expense for the leased gold for the six month period ended June 30, 2016 and 2015 were approximately $2.4 million and $3.7 million, respectively, which was included in the cost of sales. Interest expense for the leased gold for the three month period ended June 30, 2016 and 2015 were approximately $1.2 million and $1.9 million, respectively, which was included in the cost of sales.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements to rent office and store space at the Jewelry Park commencing in July 2016 and October 2016, respectively, with aggregated annual rent of approximately $0.09 million and $0.172 million, respectively. For the three and six months ended June 30, 2016 and 2015, the Company did not incur rent expense. As of June 30, 2016, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending June 30,
2017	$215,673
2018	258,663
2019	258,663
2020	258,663
2021 and thereafter	301,653

Total minimum lease payments	$1,293,315

NOTE 18 – SUBSEQUENT EVENTS

On July 25, 2016, Wuhan Kingold entered into a gold lease agreement with CCB to lease additional 160 kilograms of gold (valued at approximately RMB 45.6 million or approximately $6.9 million). The lease has initial term of one year and provides an interest rate of 5.7% per annum.

On July 11, 2016, the Company entered into a Trust Loan Agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $75.3 million (RMB 500 million) as a working capital loan. The Company is required to make first interest payment equal to 4.1% of the loan principal amount within 3 days after the loan proceeds are received. Subsequently, the Company is subject to 8% interest which will be paid on a semiannual basis. The term of the loan could be extended for one additional year. The Company is required to pledge 2,660 kilogram of Au9995 gold with carrying value of approximately $91.8 million (RMB 591.6 million) as collateral. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company, and Wuhan Vogue-Show.

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

Our Business

Through a variable interest entity, or VIE, relationship with Wuhan Kingold Jewelry Company Limited (“Wuhan Kingold”), a company incorporated in the People’s Republic of China, or PRC, we believe that we are one of the leading professional designers and manufacturers of high quality 24 Karat gold jewelry and PRC ornaments developing, promoting, and selling a broad range of products to the rapidly expanding jewelry market across the PRC. We offer a wide range of in-house designed products including, but not limited to, gold necklaces, rings, earrings, bracelets, and pendants.

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. This mark-up typically ranges from 3% – 6% of the price of the base material. During 2015, we established a new subsidiary Wuhan Kingold Internet Co., Ltd. and started the online sales of our jewelry products to customers. However, the online sales were immaterial as of June 30, 2016.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement (“the Acquisition Agreement”) to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB 1 billion (approximately US $154 million at the spot rate). The $154 million include the land use right costs and the construction costs of the Jewelry Park. We financed the installment payments paid to date through bank loans. The land use rights are held in the Shanghai Creative Industry Park, which we intended to rename as the Kingold Jewelry Cultural Industry Park (the “Jewelry Park”). The acquisition was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) (i) initially granting us a portion of ownership of Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”), (ii) granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and (iii) naming Wuhan Wansheng as agent for the completion of the construction. Accordingly, we owned 60% of the Jewelry Park as of June 30, 2016. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Huayuan, we are treating the Jewelry Park acquisition as an asset purchase for accounting purposes.

We originally intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center, lease spaces within the Jewelry Park to other jewelry manufacturers and retailers in China, and sell developed commercial and residential properties to individual and corporate buyers. To move away from the real estate industry and to solely focus on its jewelry business, on June 27, 2016, we entered into a transfer contract with Wuhan Lianfuda Investment Management Co., Ltd. (“Wuhan Lianfuda”), an unrelated party, to sell all of its interest in the Jewelry Park to Wuhan Lianfuda (“Transfer Transaction”). Pursuant to the transfer contract, Wuhan Lianfuda is obligated to pay Wuhan Kingold RMB 1.14 billion (approximately US $171.6 million). This amount includes (1) RMB 640 million (approximately US $96.3 million) for the share acquisition fees and the construction fees that Wuhan Kingold has paid to Wuhan Wansheng; and (2) transfer fees of RMB 500 million (approximately US $75.3 million). In addition, Wuhan Kingold transfers and Wuhan Lianfuda receives, all the rights and obligations in the Acquisition Agreement, including 60% stock rights of Wuhan Huayuan. Wuhan Lianfuda will undertake Wuhan Kingold’s remaining payment obligation of RMB 360 million (approximately US $54.2 million) stipulated in the Acquisition Agreement. According to an evaluation report issued by an independent evaluation agency, the evaluated value of the Jewelry Park on June 26, 2016 was approximately RMB 1.48 billion (approximately US $222.8 million). The Transfer Transaction has not been consummated as of June 30, 2016, because the inspection report and related filings have not yet been completed, and the ownership title has not been transferred to Wuhan Lianfuda as of June 30, 2016. The Company is unable to predict the actual timing of the completion of the Jewelry Park transfer because of the uncertainties in spent on the inspection and related government filings.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three and six months ended June 30, 2016 and 2015 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

NET SALES	$390,260,645	$249,421,052	$672,448,702	$455,616,272

COST OF SALES
Cost of sales	(343,880,390)	(246,684,484)	(597,292,834)	(441,805,439)
Depreciation	(291,683)	(311,110)	(582,365)	(620,110)
Total cost of sales	(344,172,073)	(246,995,594)	(597,875,199)	(442,425,549)

GROSS PROFIT	46,088,572	2,425,458	74,573,503	13,190,723

OPERATING EXPENSES
Selling, general and administrative expenses	6,443,126	2,205,197	9,712,491	3,883,563
Stock compensation expenses	11,142	102,344	22,285	315,127
Depreciation	23,474	25,237	46,987	50,428
Amortization	2,891	3,096	5,781	6,170
Total operating expenses	6,480,633	2,335,874	9,787,544	4,255,288

INCOME FROM OPERATIONS	39,607,939	89,584	64,785,959	8,935,435

OTHER INCOME (EXPENSES)
Other Income	130	6,530	130	6,530
Interest Income	624,199	133,803	683,423	151,072
Interest expense	(13,621,813)	(84,616)	(18,595,166)	(382,153)
Total other income (expenses), net	(12,997,484)	55,717	(17,911,613)	(224,551)

INCOME FROM OPERATIONS BEFORE TAXES	26,610,455	145,301	46,874,346	8,710,884

INCOME TAX PROVISION (BENEFIT)
Current	6,849,780	557,373	11,660,784	3,286,274
Deferred	64	(985,503)	255,738	(1,730,028)
Total income tax provision (benefit)	6,849,844	(428,130)	11,916,522	1,556,246

NET INCOME	19,760,611	573,431	34,957,824	7,154,638
Add: net loss attributable to non-controlling interest	(268)	(188)	(1,465)	(188)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,760,879	$573,619	$34,959,289	$7,154,826

Three Month Period Ended June 30, 2016 Compared to the Three Month Period Ended June 30, 2015

Net Sales

Net sales for the three months ended June 30, 2016 amounted to $390.3 million, an increase of $140.8 million, or 56.5%, from net sales of $249.4 million for the three months ended June 30, 2015. For the the three months ended June 30, 2016, our branded production sales accounted for 98.3% of the total sales and customized production sales accounted for 1.6% of the total sales. When comparing with three months ended June 30, 2015, our branded production sales increased by $142.3 million or 58.9%, our customized production sales decreased by $1.3 million or 16.7%.

The overall increase in our revenue in three months ended June 30, 2016 as compared to three months ended June 30, 2015 was due to the following factors: (1) total sales volume (in terms of quantity sold) increased from 14.5 metric tons in three months ended June 30, 2015 to 20.3 metric tons in three months ended June 30, 2016, causing 5.8 metric tons or 40.1% increase. As a result, approximately $131.8 million increase in our revenue was attributable to the increase in our sales volume. (2) The average unit selling price for our brand production sales increased from RMB 212.5 per gram in three months ended June 30, 2015 to RMB 238.4 per gram in three months ended June 30, 2016, causing 12.2% increase. As a result, approximately $29.5 million increase in brand production revenue was affected by the increase in our selling price, partially offset against the decrease in customized production revenue to certain extent. (3) foreign currency adjustment effect was approximately a $16.3 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.1097 RMB in three months ended June 30, 2015 to 1 USD=6.5376 RMB in three months ended June 30, 2016.

In the second quarter of 2016, we processed a total of 20.3 metric tons of gold, of which branded production accounted for 10.5 metric tons (51.7%) and customized production accounted for 9.8 metric tons (48.3%). In the second quarter of 2015, we processed a total of 14.5 metric tons of gold, of which branded production accounted for 6.9 metric tons (47.8%) and customized production accounted for 7.6 metric tons (52.2%).

Cost of Sales

Cost of sales for the three months ended June 30, 2016 amounted to $344.2 million, an increase of $97.2 million, or 39.3%, from $247.0 million for the same period in 2015. The increase was primarily due to higher volume of products sold. The sale quantity increased 40.1% to approximately 20.3 metric tons in three months ended June 30, 2016 from 14.5 metric tons in three months ended June 30, 2015.

Gross Profit and Margin

Gross profit for the three months ended June 30, 2016 was $46.1 million, an increase of $43.7 million from $2.4 million for the same period in 2015. Accordingly, gross margin for the three months ended June 30, 2016 was 11.8%, compared to 1.0% for the same period in 2015. The primary reason for the substantial increase in gross margin was that since the unit price of branded production sales was RMB 238.4 per gram for the three months ended June 30, 2016, while the unit price of branded production sales was RMB 212.5 per gram for the three months ended June 30, 2015, the unit price increased by 12.2%. On the other hand, the unit cost of branded production was RMB 213.45 per gram for the three months ended June 30, 2016, consistent with the unit cost of RMB 216.78 per gram for the three months ended June 30, 2015. As a result, the unit margin of branded production was RMB 25.0 per gram for the three months ended June 30, 2016 compared to the unit loss of RMB 4.3 per gram for the three months ended June 30, 2015.

Expenses

Total operating expenses for the three months ended June 30, 2016 were $6.5 million compared with $2.3 million for the same period in 2015. The increase was mainly due to increased Selling, General and Administrative expenses for broader marketing efforts, such as increased employee salary and annual bonus expense during the Chinese Spring Festival, increased legal, accounting for special projects, and additional stock-based compensation expenses to settle our consulting agreement with a consultant.

Interest expenses for the three months ended June 30, 2016 were $13.6 million compared with $0.08 million for the same period in 2015. The increase of interest expenses was mainly due to the significant loan borrowings for the three months ended June 30, 2016.

The provision for income tax expense was approximately $6.8 million for three months ended June 30, 2016, an increase of $7.3 million from income tax recovery of approximately $0.4 million for the same period in 2015. The increase was primarily due to the increase in our taxable income, arising from increased sales and higher gross margin.

Net Income Attributable to Common Stockholders

For the forgoing reasons, net income was $19.8 million for the three months ended June 30, 2016 compared to $0.6 million for the same period in 2015, an increase of $19.2 million.

Six Month Period Ended June 30, 2016 Compared to the Six Month Period Ended June 30, 2015

Net Sales

Net sales for the six months ended June 30, 2016 amounted to $672.4 million, an increase of $216.8 million, or 47.6%, from net sales of $455.6 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, our branded production sales accounted for 98.4% of the total sales and customized production sales accounted for 1.6% of the total sales. When comparing with six months ended June 30, 2015, our branded production sales increased by $221.7 million or 50.4%, and our customized production sales decreased by $4.7 million or 30.4%.

The overall increase in our revenue in six months ended June 30, 2016 as compared to six months ended June 30, 2015 was due to the following combined factors: (1) total sales volume (in terms of quantity sold) increased from 26.8 metric tons in six months ended June 30, 2015 to 35.2 metric tons in six months ended June 30, 2016, causing 8.4 metric tons or 31.3% increase. As a result, approximately $221.6 million increase in our revenue was attributable to the increase in our sales volume. (2) The average unit selling price for our brand production sales increased from RMB 216.1 per gram in six months ended June 30, 2015 to RMB 231.3 per gram in six months ended June 30, 2016, causing 7.1% increase. As a result, approximately $31.1 million increase in brand production revenue was affected by the increase in our selling price, partially offset against the decrease in customized production revenue to certain extent. (3) foreign currency adjustment effect was approximately a $28.8 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.1254 RMB in six months ended June 30, 2015 to 1 USD=6.5388 RMB in six months ended June 30, 2016.

In the first half of 2016, we processed a total of 35.2 metric tons of gold, of which branded production accounted for 18.7 metric tons (53.2%) and customized production accounted for 16.5 metric tons (46.8%). In the first half of 2015, we processed a total of 26.8 metric tons of gold, of which branded production accounted for 12.5 metric tons (46.6%) and customized production accounted for 14.3 metric tons (53.4%).

Cost of Sales

Cost of sales for the six months ended June 30, 2016 amounted to $597.9 million, an increase of $155.4 million, or 35.1%, from $442.4 million for the same period in 2015. The increase was primarily due to higher volume of products sold. The sale quantity increased 31.3% to approximately 35.2 metric tons in six months ended June 30, 2016 from 26.8 metric tons in six months ended June 30, 2015.

Gross Profit and Margin

Gross profit for the six months ended June 30, 2016 was $74.6 million, an increase of $61.4 million from $13.2 million for the same period in 2015. Accordingly, gross margin for the three months ended June 30, 2016 was 11.1%, compared to 2.9% for the same period in 2015. The primary reason for the substantial increase in gross margin was that because the unit price of branded production sales was RMB 231.3 per gram for the six months ended June 30, 2016, while the unit price of branded production sales was RMB 216.1 per gram for the six months ended June 30, 2015, the unit price increased by 7.1%. On the other hand, the unit cost of branded production was RMB 208.7 per gram for the three months ended June 30, 2016, while the unit cost of brand production was RMB 216.7 per gram for the six months ended June 30, 2015. As a result, the unit margin of branded production was RMB 22.7 per gram for the six months ended June 30, 2016 compared to a loss of RMB 0.7 per gram for the six months ended June 30, 2015.

Expenses

Total operating expenses for the six months ended June 30, 2016 were $9.8 million compared with $4.3 million for the same period in 2015. The increase was mainly due to increased Selling, General and Administrative expenses for broader marketing efforts, such as increased employee salary and annual bonus expense during the Chinese Spring Festival, increased legal, accounting for special projects, and additional stock-based compensation expenses to settle our consulting agreement with a consultant.

Interest expenses for the six months ended June 30, 2016 were $18.6 million compared with $0.4 million for the same period in 2015. The increase of interest expenses was mainly due to the significant loan borrowings of $611.6 million for the six months ended June 30, 2016.

The provision for income tax expense was approximately $11.9 million for six months ended June 30, 2016, an increase of $10.4 million from income tax provision of approximately $1.6 million for the same period in 2015. The increase was primarily due to the increase in our taxable income, arising from increased sales and higher gross margin.

Net Income Attributable to Common Stockholders

For the forgoing reasons, net income was $35.0 million for the six months ended June 30, 2016 compared to $7.2 million for the same period in 2015, an increase of $27.8 million.

Cash Flows

Net cash used in operating activities.

Net cash used in operating activities was $466.3 million for the six months ended June 30, 2016, compared with net cash used in operating activities of $23.6 million for the same period in 2015. The significant increase in net cash used in operating activities was mainly due to our spending on purchase of inventory of $502.9 million in anticipation of the increased production and sales demand when the Jewelry Park is completed which may stimulate our sales starting from the second half of 2016. In addition, in connection with our significant bank borrowings during the quarter ended June 30, 2016, we are required to pledge approximately 22 metric tons of gold with the banks as collateral, which also led us to increase the inventory purchases and stockpile. On the other hand, in connection with the Jewelry Park Transfer Transaction, we received $90.1 million cash payment from Wuhan Lianfuda for the Jewelry Park transfer and at the same time we transferred back approximately $22.1 million customer deposit to the Jewelry Park property buyers, which led to a net change of deposit payable of $70.2 million. Such amount will be adjusted when we deliver the Jewelry Park to Wuhan Lianfuda in the near future. The overall increase in cash used in operating activities for the six months ended June 30, 2016 is reflected in the above mentioned factors.

Analysis and Expectations: Our net cash from operating activities can fluctuate significantly due to changes in our inventories. Factors that may vary significantly include our purchases of gold and value added tax. Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and other factors described above change with increased production and the purchase of larger quantities of raw materials. These fluctuations could cause net cash from operating activities to fall, even if, as we expect, our net income grows as we expand. Although we expect net cash from operating activities will rise over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular quarter.

Net cash (used in) investing activities.

Net cash used in investing activities was $19.8 million for the six months ended June 30, 2016, compared with net cash used in investing activities of $24.3 million for the six months ended June 30, 2015.  The decrease in the net cash used in the investing activities was mainly because there was $4.7 million less cash paid to finance the construction of the Jewelry Park during the current period.

Analysis and Expectations: Since we have committed to sell the Jewelry Park to Wuhan Fulianda, we do not expect a significant fluctuation in our investing activities in the near future.

Net cash provided by financing activities.

Net cash provided by financing activities was $521.2 million for the six months ended June 30, 2016, compared with net cash provided by financing activities of $48.2 million for the six months ended June 30, 2015. The increase in net cash provided by the financing activities was mainly due to the fact that the Company borrowed additional $611.6 million bank loans during the six months ended June 30, 2016 and repaid $9.2 million bank loans and $61.2 million debts payable upon maturity.

Analysis and Expectations:  We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production.

Off-Balance Sheet Arrangements

We originally guaranteed payment to a non-related third-party of approximately $10.2 million (RMB 68 million) in bank loans. The guarantee terminated in May 2015.

As of June 30, 2016 and December 31, 2015, an aggregate of 2,732 kilograms and 2,782 kilograms of leased gold were outstanding, worth approximately $100.3 million and $101.8 million, respectively. Interest expense for the leased gold for the six month period ended June 30, 2016 and 2015 was approximately $2.4 million and $3.7 million, respectively, which was included in the cost of sales. Interest expense for the leased gold for the three month period ended June 30, 2016 and 2015 were approximately $1.2 million and $1.9 million, respectively, which was included in the cost of sales.

Liquidity and Capital Resources

As of June 30, 2016, we had approximately $37.5 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations and through borrowing of bank loans as well as through private and public borrowing and offerings in the U.S. and Chinese capital markets, such as our recent placement under our commercial paper program with Shanghai Pudong Development Bank (“SPD Bank”).

At June 30, 2016, we had total outstanding loans of $677.2 million (including $165.9 million short-term loans and $511.3 million long term loans). The amounts outstanding under these bank loans are presented in our financial statements as “loans.” For additional information regarding our loans, please see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of June 30, 2016, the Company had positive working capital of $637.2 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements to rent office and store space at the Jewelry Park commencing in July 2016 and October 2016, respectively, with aggregated annual rent of approximately $0.09 million and $0.172 million, respectively. For the three and six months ended June 30, 2016 and 2015, the Company did not incur rent expense. As of June 30, 2016, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending June 30,
2017	$215,673
2018	258,663
2019	258,663
2020	258,663
2021 and thereafter	301,653

Total minimum lease payments	$1,293,315

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past years, RMB has appreciated 8.9% against the U.S. dollar (from USD 1 = RMB 7.2946 on January 1, 2008 to USD 1 = RMB 6.6434 on June 30, 2016). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our bank borrowings as of June 30, 2016, were approximately $677.2 million, and interest expense paid was $19.1 million for the six months ended June 30, 2016.

At the end of June 30, 2016, our weighted average interest rate was 9.0%. We do not expect the interest expense will change dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report due to the continued existence of material weaknesses in our internal control over financial reporting.

In connection with the preparation of this Quarterly Report, management determined that, as of June 30, 2016, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our six months ended June 30, 2016. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Trust Loan Agreement (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 19, 2016)
10.2	Amendment to Trust Loan Agreement (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on May 19, 2016)
10.3	Gold Income Right Transfer and Repurchase Agreement of AJ Trust & Wuhan Kingold Jewelry Gold Income Right Collective Fund Trust Plan (English translation), dated April 28, 2016, between Wuhan Kingold Jewelry Company Limited and Shanghai AJ Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on July 26, 2016)
10.4	Trust Loan Contract (English translation), dated June 6, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on August 4, 2016)
10.5	Contract to Transfer The Contractual Rights and Obligations (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Lianfuda Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.6	Office Lease (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.7	Store Lease (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.8	Trust Loan Agreement (English translation), dated July 11, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press release dated August 12, 2016, titled “Kingold Jewelry Reports Financial Results for the Second Quarter Ended June 30, 2016.” *

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2016

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

