Form 10-Q
period 2016-09-30
KINGOLD JEWELRY, INC.
filed 2016-11-14
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2016

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

As of November 10, 2016, there were 66,018,867 shares of common stock outstanding, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$129,649,710	$3,100,569
Restricted cash	111,471,928	26,649,687
Accounts receivable	803,371	1,624,323
Inventories	1,097,089,498	298,303,185
Other current assets and prepaid expenses	4,766,011	1,046,032
Value added tax recoverable	130,914,603	15,526,002
Total current assets	1,474,695,121	346,249,798

PROPERTY AND EQUIPMENT, NET	7,684,808	7,622,509
OTHER ASSETS
Deposit on land use right - Jewelry Park	9,047,947	9,296,763
Construction in progress- Jewelry Park	152,867,231	105,844,259
Other assets	144,733	148,713
Land use right	433,524	454,180
Deferred income tax assets	17,660,837	-
Total long-term assets	187,839,080	123,366,424
TOTAL ASSETS	$1,662,534,201	$469,616,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans	$195,195,961	$55,455,428
Debts payable, net	-	61,471,962
Construction payables-Jewelry Park	53,971,233	23,876,642
Deposit payable-Jewelry Park	170,908,906	22,182,171
Other payables and accrued expenses	9,935,272	6,355,979
Due to related party	1,041,634	200,059
Income tax payable	24,962,897	1,119,918
Other taxes payable	977,152	710,104
Total current liabilities	456,993,055	171,372,263

Deferred income tax liability	-	1,774,993

Long term loans	896,971,914	30,808,571
TOTAL LIABILITIES	1,353,964,969	203,955,827
COMMITMENTS AND CONTINGENCIES

EQUITY

Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,018,867 and 65,963,502 shares issued and outstanding as of September 30, 2016 and December 31, 2015	66,018	65,963
Additional paid-in capital	80,219,824	79,990,717
Retained earnings
Unappropriated	235,235,832	184,564,147
Appropriated	967,543	967,543
Accumulated other comprehensive deficit	(7,993,196)	(1,249)
Total stockholders' equity	308,496,021	265,587,121
Non-controlling interest	73,211	73,274
Total Equity	308,569,232	265,660,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,662,534,201	$469,616,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

NET SALES	$390,547,042	$263,762,713	$1,062,995,744	$719,378,985

COST OF SALES
Cost of sales	(339,845,689)	(247,894,654)	(937,138,523)	(689,700,092)
Depreciation	(286,710)	(304,849)	(869,075)	(924,958)
Total cost of sales	(340,132,399)	(248,199,503)	(938,007,598)	(690,625,050)

GROSS PROFIT	50,414,643	15,563,210	124,988,146	28,753,935

OPERATING EXPENSES
Selling, general and administrative expenses	3,931,214	3,247,362	13,643,705	7,130,925
Stock compensation expenses	11,143	102,344	33,428	417,471
Depreciation	25,102	24,776	72,089	75,204
Amortization	2,836	3,034	8,617	9,203
Total operating expenses	3,970,295	3,377,516	13,757,839	7,632,803

INCOME FROM OPERATIONS	46,444,348	12,815,694	111,230,307	21,121,132

OTHER INCOME (EXPENSES)
Other Income (expenses)	(75,748)	3,209	(75,618)	9,740
Interest Income	1,216,697	(575)	1,900,120	150,497
Interest expense	(26,551,667)	(273,953)	(45,146,833)	(656,106)
Total other expenses, net	(25,410,718)	(271,319)	(43,322,331)	(495,869)

INCOME FROM OPERATIONS BEFORE TAXES	21,033,630	11,914,375	67,907,976	20,625,263

INCOME TAX PROVISION (BENEFIT)
Current	25,230,923	71,176	36,891,707	3,357,451
Deferred	(19,909,244)	3,078,209	(19,653,506)	1,348,181
Total income tax provision	5,321,679	3,149,385	17,238,201	4,705,632

NET INCOME	15,711,951	8,764,990	50,669,775	15,919,631
Add: net loss attributable to non-controlling interest	445	448	1,910	636

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,712,396	$8,765,438	$50,671,685	$15,920,267

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation loss	$(1,330,413)	$(10,487,596)	$(7,990,100)	$(8,899,780)
Less: foreign currency translation gain attributable to non-controlling interest	271	2,821	1,847	2,739
Foreign currency translation loss attributable to common stockholders	$(1,330,684)	$(10,484,775)	$(7,991,947)	$(8,897,041)

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
Common stockholders	$14,381,712	$(1,719,337)	$42,679,738	$7,023,226
Non-controlling interest	(174)	-	(63)	-
	$14,381,538	$(1,719,337)	$42,679,675	$7,023,226

Earnings per share
Basic	$0.24	$0.13	$0.77	$0.24
Diluted	$0.24	$0.13	$0.76	$0.24
Weighted average number of shares
Basic	66,018,867	65,963,502	65,982,294	65,963,502
Diluted	66,740,085	65,963,502	66,291,236	65,963,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,669,775	$15,919,631
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	941,164	1,000,162
Amortization of intangible assets	8,617	9,203
Amortization of deferred financing costs	143,227	162,322
Share based compensation	229,162	417,471
Deferred tax provision (benefit)	(19,653,506)	1,348,181
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	788,112	307,315
Inventories	(817,804,500)	(69,261,230)
Other current assets and prepaid expenses	(3,799,223)	(134,535)
Value added tax recoverable	(117,388,028)	(9,744,403)
Increase (decrease) in:
Other payables and accrued expenses	3,673,428	2,438,517
Deposit payable ,Jewelry Park, net	151,362,720	23,374,347
Income tax payable	23,499,156	(886,440)
Other taxes payable	990,281	1,052,294
Net cash used in operating activities	(726,339,615)	(33,997,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(306,652)	(59,406)
Cash payment in construction in progress-Jewelry Park	(20,440,112)	(26,111,485)
Net cash used in investing activities	(20,746,764)	(26,170,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from minority interest for the new subsidiary	-	73,045
Proceeds from bank loans	1,076,863,691	55,189,430
Repayments of bank loans	(54,861,388)	(16,232,185)
Restricted cash	(86,705,385)	(14,250,445)
Proceeds from related party loan	842,226	-
Proceeds from exercise of warrants	66,439	-
(Repayment) proceeds from debt financing instruments under private placement	(60,788,241)	64,928,741
Deferred financing costs	-	(649,287)

Net cash provided by financing activities	875,417,342	89,059,299

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,781,822)	(608,719)

NET INCREASE IN CASH AND CASH EQUIVALENTS	126,549,141	28,282,524

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,569	1,331,658

CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,649,710	$29,614,182
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$45,155,522	$3,751,584
Cash paid for income tax	$12,692,294	$4,243,891

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Kingold, Dragon Lead, Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet and Yuhuang are hereinafter collectively referred to as the “Company.”

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, the recoverability of long-lived assets, allowance for doubtful accounts, deferred tax assets and liabilities and share based compensation. Actual results could differ from those estimates.

Restricted Cash

As of September 30, 2016 and December 31, 2015, the Company had restricted cash of $111,471,928 and $26,649,687, respectively. Approximately $5.3 million was related to the bank loan with various financial institutions. Approximately $106.2 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”), China Construction Bank (“CCB”) Commerce Bank of China (“ICBC”) and CITIC Bank – see Note 16 – Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At September 30, 2016 and December 31, 2015, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of September 30, 2016 and December 31, 2015, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2016 and December 31, 2015.

Property Held for Sale

Property held for sale relates to the Company’s commitment to sell the real estate property of Kingold Jewelry Cultural Industry Park (the “Jewelry Park”), to third party. On June 27, 2016, the Company entered into a transfer contract with third party, Wuhan Lianfuda Investment Management Co., Ltd. (“Wuhan Lianfuda”), to sell all of its interest in the Jewelry Park to Wuhan Lianfuda (the “Transfer Transaction;” see Note 5). The Transfer Transaction has not been consummated as of September 30, 2016 therefore Jewelry Park real estate property was treated as property held for sale because all of the following criteria were met:

•	management commits to a plan to sell a property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable and the expected completion of the sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation the Jewelry Park as property held for sale, the Company records the carrying value of the Jewelry Park at the lower of its carrying value or its estimated fair value, less estimated costs to sell.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at September 30, 2016 and December 31, 2015.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2010 and after. As of September 30, 2016, the tax years ended December 31, 2010 through December 31, 2015 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	September 30, 2016	September 30, 2015	December 31,2015
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.6702	US$1=RMB 6.3538	US$1=RMB6.4917
Amounts included in the statements of operations and cash flows for the period	US$1=RMB 6.5802	US$1=RMB 6.1606	US$1=RMB 6.2288

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

Deposit payables - Jewelry Park

Deposit payables consist of the following two components: (1) amounts received from customers relating to the pre-sale of the residential or commercial units in the Jewelry Park. The Company receives these funds and recognizes them as a liability until the revenue can be recognized; (2) amounts received from third party in connection with the Jewelry Park Transfer Transaction, to be offset against the Jewelry Park construction in process (“CIP”) in the near future when the Transfer transaction is consummated.

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

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. In addition, the Company only controls Wuhan Kingold through a series of agreements. Although the Company believes the contractual relationships through which it controls Wuhan Kingold comply with current licensing, registration and regulatory requirements of the PRC, it cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that the Company’s structure or operating arrangements do not comply with applicable law, it could revoke the Company’s business and operating licenses, require it to discontinue or restrict its operations, restrict its right to collect revenues, require it to restructure its operations, impose additional conditions or requirements with which the Company may not be able to comply, impose restrictions on its business operations or on its customers, or take other regulatory or enforcement actions against the Company that could be harmful to its business. If such agreements were cancelled, modified or otherwise not complied with, the Company would not be able to retain control of Wuhan Kingold and the impact could be material to the Company’s operations. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including the organization and structure disclosed in Note 1, this may not be indicative of future results.

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

In August 2016, the FASB issued ASU No. 2016 15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - INVENTORIES, NET

Inventories as of September 30, 2016 and December 31, 2015 consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
Raw materials (A)	$1,019,522,807	$162,766,248
Work-in-progress (B)	62,506,029	108,276,834
Finished goods (C)	15,060,662	27,260,103
Inventory valuation allowance	-	-
Total inventory	$1,097,089,498	$298,303,185

(A)	Included 29,133,927 grams of Au9999 gold as of September 30, 2016 and 5,624,476 grams of Au9999 gold as of December 31, 2015.

(B)	Included 1,817,026 grams of Au9999 gold September 30, 2016 and 3,549,984 grams of Au9999 gold as of December 31, 2015.

(C)	Included 436,684 grams of Au9999 gold September 30, 2016 and 886,849 grams of Au9999 gold as of December 31, 2015.

As of September 30, 2016, 28,106,750 grams of Au9999 gold with carrying value of approximately $983.6 million were pledged for certain bank loans (see Note 6). No inventory was pledged on the debts payable because it has been fully repaid upon maturity and accordingly previously pledged inventory has been released (see Note 7).

As of December 31, 2015, 3,977,490 grams of Au9999 gold with carrying value of approximately $115.1 million were pledged for certain bank loans and another 2,456,000 grams of Au9999 gold with carrying value of approximately $71 million were pledged for the Company’s debts payable.

For the three and nine months ended September 30, 2016, the Company recorded $Nil lower cost or market adjustment. For the three and nine months ended September 30, 2015, the Company recorded $Nil lower of cost or market adjustment.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2016 and December 31, 2015:

	As of
	September 30,	December 31,
	2016	2015
Buildings	$2,364,582	$2,363,093
Plant and machinery	18,105,818	18,496,731
Motor vehicles	101,565	53,935
Office and electric equipment	698,021	630,312
Building improvements	892,257	-
Subtotal	22,162,243	21,544,071
Less: accumulated depreciation	(14,477,435)	(13,921,562)
Property and equipment, net	$7,684,808	$7,622,509

Depreciation expense for the three and nine months ended September 30, 2016 was $311,812 and $941,164, respectively. Depreciation expense for the three and nine months ended September 30, 2015 was $329,624 and $1,000,162, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – PROPERTY HELD FOR SALE, JEWELRY PARK

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an acquisition agreement (the “Acquisition Agreement”) with third-parties Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Acquisition Agreement provides for the build out of the planned “Shanghai Creative Industry Park,” which is proposed to be renamed to “Kingold Jewelry Cultural Industry Park” (the “Jewelry Park”). Pursuant to the Acquisition Agreement, Wuhan Kingold acquired the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which had been approved for real estate development use. Wuhan Kingold committed to provide a total sum of RMB 1.0 billion (approximately $149.9 million) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which were proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a hotel.

On June 27, 2016, Wuhan Kingold entered into a transfer contract with Wuhan Lianfuda Investment Management Co., Ltd. (“Wuhan Lianfuda”), an unrelated party, to sell all of its interest in the Jewelry Park to Wuhan Lianfuda (“Transfer Transaction”). Pursuant to the transfer contract, Wuhan Lianfuda is obligated to pay Wuhan Kingold RMB 1.14 billion (approximately US $170.9 million) (“Selling Price”). This amount includes (1) RMB 640 million (approximately US $96 million) for the share acquisition fees and the construction fees that Wuhan Kingold has paid to Wuhan Wansheng; and (2) transfer fees of RMB 500 million (approximately US $75 million). In addition, Wuhan Kingold transfers and Wuhan Lianfuda receives all the rights and obligations in the Transfer Transaction Agreement, including 60% stock rights of Wuhan Huayuan. Wuhan Lianfuda will undertake Wuhan Kingold’s remaining payment obligation of RMB 360 million (approximately US $54 million) stipulated in the Acquisition Agreement.

As of September 30, 2016, the carrying value of Jewelry Park was approximately $161.9 million (RMB 1.08 billion), included the following components (1) Land use right of approximately $9 million (RMB 60.4 million), which represents the total cost of the Land Use Right and (2) the construction progress of approximately $152.9 million (RMB 1.02 billion), consisting of the Company’s cash payment of approximately $86.9 million (RMB 579.6 million) towards the construction of Jewelry Park project, capitalized interest of approximately $12 million (RMB 80 million) and construction payable of approximately $54.0 million (RMB 360.0 million) which has been accrued based on the billing request by the construction company Wuhan Wansheng as of September 30, 2016. As of September 30, 2016 and December 31, 2015, the construction payable of approximately $54.0 million and $23.9 million has been accrued based on the billing request of the construction company, respectively. The Company determines the selling price to Wuhan Lianfuda represents the fair value of the property and no material estimated costs to sell, therefore the Company did not recognize any impairment loss for the three and nine months ended September 30, 2016.

As of September 30, 2016, the project has passed all inspections and completed acceptance procedures. The Company is waiting for the certificate of occupancy to be issued by local government, and is in the process of transferring the ownership title to Wuhan Lianfuda.

Based on the total budget of $149.9 million (RMB 1.0 billion) on the Jewelry Park, Wuhan Kingold was still obligated to pay the remaining $54.0 million (RMB 360 million) to Wuhan Wansheng as of September 30, 2016 after deducting all the progress payments made by Wuhan Kingold. In connection with the Jewelry Park Transfer Transaction, Wuhan Lianfuda will undertake Wuhan Kingold’s remaining payment obligation of $54.0 million (RMB 360 million), when the Transfer Transaction is consummated in the near future.

The following table presents the components of the property held for sale- Jewelry Park at September 30, 2016 and December 31, 2015:

	As of
	September 30,	December 31,
	2016	2015
Deposit on land use right	$9,047,947	$9,296,763
Construction in progress	152,867,231	105,844,259

Total assets	$161,915,178	$115,141,022

Construction payables	$53,971,233	$23,876,642
Deposit payable	170,908,906	22,182,171

Total liabilities	$224,880,139	$46,058,813

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - LOANS

Short term loans consist of the following:

	As of
	September 30,	December 31,
	2016	2015
(a) Loans payable to CITIC Bank Wuhan Branch	$-	$6,161,714
(b) Loan payable to Bank of Hubei Wuhan Jiang’an Branch	-	3,080,857
(c) Loan payable to Minsheng Trust	-	46,212,857
(d) Current portion of long-term loan payable to Evergrowing Bank	299,840	-
(e) Loans payable to National Trust	149,920,093	-
(f) Loan payable to AJ Trust	44,976,028	-
Total short term loans	$195,195,961	$55,455,428

Short term loans

a) Loans payable to CITIC Bank Wuhan Branch have been fully repaid on March 1, 2016.

b) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch has been fully repaid by September 30, 2016.

c) Loan payable to Minsheng Trust has been fully repaid by September 30, 2016.

d) The current portion of loans payable to Yantai Huangshan Road Branch of Evergrowing Bank (see note (i) below).

e) On April 26, 2016, the Company entered into a trust loan agreement and an amendment to the trust loan agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $75 million (RMB 500 million) as working capital loan. The loan is comprised of two installments, with the first installment of approximately $15 million (RMB 100 million) and the second installment of approximately $60 million (RMB 400 million). Each installment has a one-year term starting from the installment release date. For each installment, the Company is required to make the first interest payment equal to 4.1% of the principal received, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis. The Company is required to pledge 2,600 kilogram of Au9995 gold with carrying value of approximately $100 million (RMB 666.7 million) as collateral to secure this loan. The loan is jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company received full proceeds in May 2016. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

On July 11, 2016, the Company entered into a Trust Loan Agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $75 million (RMB 500 million) as a working capital loan. The Company is required to make first interest payment equal to 4.1% of the loan principal amount within 3 days after the loan proceeds are received. Subsequently, the Company is subject to 8% interest which will be paid on a semiannual basis. The term of the loan is one year from the payment release date and could be extended for one additional year. The Company is required to pledge 2,660 kilogram of Au9995 gold with carrying value of approximately $107.1 million (RMB 714.4 million) as collateral. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – LOANS - continued

f) On April 28, 2016, Wuhan Kingold and Shanghai AJ Trust Co., Ltd. (“AJ Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, AJ Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). AJ Trust’s acquisition price for the Gold Income Right was approximately $45 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from AJ Trust with installments and the last installment shall be within the 24 months after establishment of the trust plan. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the 1,542 kilograms of related Au9999 gold under the Gold Income Right to AJ Trust. The agreement is also personally guaranteed by Mr. Zhihong Jia, the CEO and Chairman. As of September 30, 2016, the carrying value of the pledged gold was approximately $61.8 million (RMB 412.5 million). The Company also made a restricted deposit of $0.4 million (RMB 3 million) to secure this loan. The deposit will be refunded when the loan is repaid upon maturity. Management believes the substance of this agreement is a debt arrangement with AJ Trust, therefore AJ Trust’s acquisition price was recorded as loan payable. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short term loan.

Interest expense for all of the short term loans mentioned above amounted approximately to $5.0 million and $11.7 million for the three and nine months ended September 30, 2016, respectively. Interest expense for all of the short term loans mentioned above amounted approximately to $299,713 and $681,866 for the three and nine months ended September 30, 2015, respectively.

Long term loans consist of the following:

	As of
	September 30,	December 31,
	2016	2015
(h) Loans payable to Qixia Branch of Evergrowing Bank	$149,920,093	$30,808,571
(i) Loans payable to Yantai Huangshan Road Branch of Evergrowing Bank	149,470,332	-
(j) Loans payable to Anxin Trust	374,800,231	-
(k) Loans payable to Minsheng Trust	29,984,019	-
(l) Loans payable to Chang’An Trust	29,834,098	-
(m) Loans payable to Sichuan Trust	74,960,046	-
(n) Loans payable to China Aviation Capital	43,476,827	-
(o) Loans payable to China Construction Investment Trust	44,526,268	-
Total long term loans	$896,971,914	$30,808,571

(h) Loans payable to Evergrowing Bank – Qixia Branch

On December 18, 2015, Wuhan Kingold signed a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $30 million (RMB 200 million). This loan was used to partially fund the construction of the Jewelry Park and as working capital. The loan period was from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $45.5 million (RMB 303.4 million). In addition, the Company’s CEO and Chairman, Mr. Zhihong Jia signed a guarantee agreement with the bank, to provide a guarantee for the loan.

In January 2016, Wuhan Kingold further signed two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $119.9 million (RMB 800 million) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are secured by 5,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $175 million (RMB 1.2 billion) and are guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. There are no financial covenant requirements for the loans.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – LOANS - continued

(i) Loans payable to Evergrowing Bank- Yantai Huangshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $149.9 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,828,750 gram of Au9999 gold in aggregate with carrying value of approximately $204 million (RMB 1.4 billion) and are guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, approximately $149,920 (RMB 1 million) was repaid in August 2016. Approximately $149,920 (RMB 1 million) should be repaid on February 23, 2017 and another $149,920 (RMB 1 million) should be repaid in August 23, 2017. Accordingly, these amounts have been reclassified as the current portion of the long-term loans. The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. There are no financial covenant requirements for the loans. The repayment requirement is listed below:

As of September 30, 2016
February 23, 2017	$149,920
August 23, 2017	149,920
February 23, 2018 – March 24, 2018	149,470,332
Total	149,770,172

Short term portion (refer to short term loan – d)	299,840
Long term portion	$149,470,332

(j) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $449.8 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The loan is subject to certain covenants required by the agreement. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 1,700,000 gram of Au9999 gold in aggregate with carrying value of approximately $59.5 million (RMB 396.8 million). There is no financial covenant requirement for this loan. The loan is also guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of September 30, 2016, the Company received an aggregate of approximately $374.8 million (RMB 2.5 billion) from the loan. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. On October 11, 2016, the Company subsequently obtained additional loan of approximately $75 million (RMB 500 million) from Anxin Trust under the same loan agreement.

(k) On June 24, 2016, Wuhan Kingold entered into a loan agreement with Minsheng Trust, with an aggregate amount of approximately $30 million (RMB 200 million), with a maturity date of June 22, 2018. The annual interest rate was 10.85%. The loan is to be used for the working capital. Wuhan Kingold pledged 1,090,000 grams of gold with carrying value of approximately $42.9 million (RMB 285.9 million) as of September 30, 2016 to secure this loan. The Company was also required to pledge approximately $0.3 million (RMB 2 million) restricted cash with Minsheng Trust as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the Minsheng Trust, to provide a guarantee for the loan.

(l) On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $45 million (RMB 300 million) for the purpose of working capital needs. The loan has a 24-month term starting from the date of releasing the loan, and bears interest at a fixed rate of 13% per annum. The loan is secured by 1,121 kilograms of Au9995 gold, which approximately $42.9 million (RMB 285.9 million) is pledged by Wuhan Kingold. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company and shall be repaid upon maturity. As of September 30, 2016, the Company received an aggregate of approximately $29.8 million (RMB 199 million) from the loan. The Company also made a restricted deposit of approximately $0.3 million (RMB 1.99 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – LOANS - continued

(m) On September 7, 2016, the Company entered into a trust loan agreement with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $149.9 million (RMB 1 billion) as working capital loan. The loan period is 24 months from September 7, 2016 to September 7, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 8.46% (the Company is required to make the first interest payment equal to 1.21% of the principal received, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%). The Company is required to pledge 2,345 kilogram of Au9999 gold with carrying value of approximately $100 million (RMB 667.3 million) as collateral to secure this loan. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of September 30, 2016, the Company received an aggregate of approximately $75 million (RMB 500 million) from the loan. On October 13, 2016, the Company subsequently obtained additional loan of approximately $75 million (RMB 500 million) from Sichuan Trust under the same loan agreement.

(n) On September 7, 2016, the Company entered into a loan agreement with China Aviation Capital Investment Management (Shenzhen) ("China Aviation Capital") to borrow a maximum of approximately $90 million (RMB 600 million) as working capital loan. The first installment of the loan is approximately $43.5 million (approximately RMB 290 million) with a period of 24 months from September 7, 2016 to September 7, 2018. For the loan obtained, the Company is required to make interest payments calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received. The Company is required to pledge 1,473 kilogram of Au9999 gold with carrying value of approximately $62.1 million (RMB 414.5 million) as collateral to secure this loan. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of September 30, 2016, the Company received an aggregate of approximately $43.5 million (approximately RMB 290 million) from the loan.

(o) On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $45 million (RMB 300 million) as working capital loan for the purpose of purchasing of gold solely with a period of 24 months from August 29, 2016 to August 29, 2018. For the loan obtained, the Company is required to make interest payments calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principal amount received is required to be paid before December 25, 2016; (2) the remaining interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company is required to pledge 1,447 kilogram of Au9999 gold with carrying value of approximately $60.7 million (RMB 405 million) as collateral to secure this loan. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of September 30, 2016, approximately $44.5 million (RMB 297 million) of the loan was received by the Company. On October 9, 2016, the Company subsequently received the rest of $0.4 million (RMB 3 million) of the loan.

Interest expense for all of the long term loans mentioned above amounted approximately to $21.5 million and $33.5 million for the three and nine months ended September 30, 2016, respectively. There were no interest expense for the three and nine months ended September 30, 2015.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - DEBTS PAYABLE

Amounts owed by the Company to Shanghai Pudong Development Bank (“SPD Bank”) under a Credit Agent Agreement were full repaid upon maturity on March 24, 2016 and approximately $5.3 million (RMB 35 million) security deposit was returned to the Company. The remaining deferred financing cost of $144,134 was fully amortized in the nine months ended September 30, 2016. Interest expense incurred on the debt financing instruments amounted to approximately $3.3 million for the year ended December 31, 2015 and was capitalized into construction in progress of Jewelry Park project. For the nine months period ended September 30, 2016, approximately $1 million interest expenses were capitalized into construction in progress of Jewelry Park project,

Pursuant to a Private Placement Agreement dated on August 12, 2014, the RMB 750 million debt financing instruments can be issued within two years. Since the Company obtained alternative financing through several bank borrowings, management does not expect this approved debt issuance will be materialized in the near future.

NOTE 8 - DEPOSIT PAYABLES - JEWELRY PARK

As of December 31, 2015, the Company received the advance payment from potential customers approximately $22 million (RMB 144 million) to acquire certain real estate property in the Jewelry Park. As of September 30, 2016, in connection with the Transfer Transaction, the Company received the advance payments from Wuhan Lianfuda approximately $170.9 million (RMB 1,140 million) (see Note 5) and included in Deposit payable, while the Company refunded $22 million of customer deposits to Wuhan Lianfuda because Wuhan Kingold transferred all its interest in Jewelry Park to Wuhan Lianfuda in accordance with the Transfer Transaction.

NOTE 9 – RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2016, the Company borrowed total of $1,041,634 from Mr. Zhihong Jia, the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with free of interest. As of September 30, 2016 and December 31, 2015, the balance of due to related party amounted to $1,041,634 and $200,059, respectively.

For the nine months end September 30, 2016 and 2015, Mr. Zhihong Jia, the CEO and Chairman of the Company, together with his wife provided their personal guarantees to various financial institutions to support the Company (see Notes 6 and 7).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through 2015 resulting in loss carry forwards of approximately $16.5 million available for offsetting against future taxable U.S. income, expiring in 2036. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2016 and December 31, 2015 was approximately $5.6 million and $5.4 million, respectively.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet, and Yuhuang are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended September 30, 2016 and 2015. The Company recorded $17,660,837 deferred income tax assets and $1,774,993 deferred tax liability as of September 30, 2016 and December 31, 2015, respectively.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States.

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

United States	$(170,311)	$(194,487)	$(700,575)	$(985,192)
Foreign	21,203,941	12,108,862	68,608,551	21,610,455
	$21,033,630	$11,914,375	$67,907,976	$20,625,263

Significant components of the income tax provision were as follows for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	25,230,923	71,176	36,891,707	3,357,451
	$25,230,923	$71,176	$36,891,707	$3,357,451
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(19,909,244)	3,078,209	(19,653,506)	1,348,181
	(19,909,244)	3,078,209	(19,653,506)	1,348,181
Income tax provision	$5,321,679	$3,149,385	$17,238,201	$4,705,632

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - INCOME TAXES - continued

The components of deferred tax assets and deferred tax liability as of September 30, 2016 and December 31, 2015 consist of the following:

	As of September 30, 2016	As of December 31, 2015
Deferred tax assets:
Deferred tax assets from net operating losses from parent company	$5,593,375	$5,335,180
Accrued interest expenses	165,243	-
Accrued other expenses	733,770	-
Gain from the sale of Jewelry Park	18,740,011
Valuation allowance	(5,593,375)	(5,335,180)
	19,639,024	-

Deferred tax liability:
Deferred tax liability from capitalized interest	1,978,187	1,774,993
	1,978,187	1,774,993

Deferred tax assets (liability) - Net	$17,660,837	$(1,774,993)

NOTE 11 - EARNINGS PER SHARE

For three and nine months ended September 30, 2016 and 2015, the basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the exercise prices for the warrant and options were greater than the average market price for the related periods. As a result, for the three and nine months ended September 30, 2016, total of 721,218 and 308,942 unexercised warrants and options are dilutive, respectively, and were included in the computation of diluted EPS. For the three and nine months ended September 30, 2015, no unexercised warrants and options were dilutive.

The following table presents a reconciliation of basic and diluted net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$15,712,396	$8,764,990	$50,671,685	$15,919,631

Weighted average number of common shares outstanding - Basic	66,018,867	65,963,502	65,982,294	65,963,502
Effect of dilutive securities:
Unexercised warrants and options	721,218	-	308,942	-
Weighted average number of common shares outstanding - Diluted	66,740,085	65,963,502	66,291,236	65,963,502

Earnings per share-Basic	$0.24	$0.13	$0.77	$0.24

Earnings per share-Diluted	$0.24	$0.13	$0.76	$0.24

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - OPTIONS

On March 24, 2011, the Board of Directors voted to adopt the 2011 Stock Incentive Plan (the “Plan”), which was later ratified by the Company’s stockholders on October 31, 2011, at the 2011 annual meeting.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of the Company’s common stock may be granted. Prior to January 1, 2012, the Company granted 1,620,000 options under the plan. In accordance with the vesting periods, $Nil was recorded as part of operating expense-stock compensation for the three and nine months ended September 30, 2016, respectively. The Company recorded $Nil and $110,439 as part of operating expense-stock compensation for the three and nine months ended September 30, 2015, respectively

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three and six months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. In accordance with the vesting periods, $Nil was recorded as part of operating expense-stock compensation for the 1,300,000 options above for the three and nine months ended September 30, 2016, respectively. The Company recorded $91,200 and $277,178 as part of operating expense-stock compensation for the three and nine months ended September 30, 2015, respectively

On April 1, 2012, the Company granted 120,000 options with an exercise price of $1.49 to its Chief Financial Officer (“CFO”) per his employment agreement. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable every three months starting from grant date for the one year service period from April 1, 2012. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.50%, risk free interest rate of 2.23%, and expected term of 10 years. The fair value of the options was $170,967. These options have fully vested by December 31, 2013.

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $5,779 and $17,337 were recorded as part of operating expense-stock compensation for the three and nine months ended September 30, 2016, respectively. The Company recorded $5,779 and $17,337 as part of operating expense-stock compensation for the three and nine months ended September 30, 2015, respectively.

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three and six months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model under the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 6.25 years. The aggregate fair value of the options was $85,822. In accordance with the vesting periods, $5,364 and $16,091 were recorded as part of operating expense-stock compensation for the 90,000 options above for the three and nine months ended September 30, 2016, respectively. The Company recorded $5,364 and $12,516 as part of operating expense-stock compensation for the three and nine months ended September 30, 2015, respectively.

The Company recorded $11,143 and $33,428 stock-based compensation expense for the three and nine months ended September 30, 2016, respectively. The Company recorded $102,343 and $417,470 stock-based compensation expense for the three and nine months ended September 30, 2015, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – OPTIONS - continued

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,220,000	$1.90	5.76	$-
Exercisable, December 31, 2015	3,009,375	$1.95	5.63	$-

Granted	-	$-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2016	3,220,000	$1.90	4.99	$-

Exercisable, September 30, 2016	3,141,250	$1.98	5.03	$-

NOTE 13 - WARRANTS

Following is a summary of the status of warrant activities as of September 30, 2016 and December 31, 2015

	Number of	Weighted Average	Weighted average
	warrants	Exercise Price	Remaining Life in Years
Outstanding, December 31, 2015	294,000	$3.61	0.04
Granted	300,000	$1.35	1.25
Forfeited	(294,000)	-	-
Exercised	(55,365)	-	-
Outstanding, September 30, 2016	244,635	$1.38	0.78

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a wholly owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold in matters relating to investor relations, capital markets and shareholder value creation strategy. As the part of the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. Through September 30, 2016, no warrants were issued to BIP because the performance target has not been met.

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

On May 10, 2016, the Company terminated the consulting agreement. On June 27, 2016, the Company and BIP signed a settlement agreement (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company and BIP agreed that (1) the First Tranche Warrants and the Second Tranche Warrants would remain vested and outstanding, (2) the third, fourth and fifth tranches of success fee warrants would be cancelled; and (3) crediting of $66,439 in outstanding but unpaid fees against the exercise price of the First Tranche Warrants would be the only payment made or required under the Service Agreement. As a result, BIP will receive (a) 55,365 shares, (b) warrants to purchase 94,635 shares for $1.2 per share, expiring June 28, 2017, and (c) warrants to purchase 150,000 shares for $1.50 per share, which may be exercised from July 18, 2016 until July 17, 2017. As a result of the Settlement Agreement, the Company does not have any liability for future warrants issuance to BIP. As of September 30, 2016, the remaining 244,635 outstanding warrants may be exercised in the future by BIP upon delivery of cash and an exercise notice to the Company.

A total of 294,000 warrants consisting of 150,000 warrants issued to Wallington Investment Holdings Ltd with exercise price of $3.25 per share on January 13, 2011 and 144,000 warrants issued to Rodman & Renshaw, LLC with exercise price of $3.99 per share on January 13, 2011 were expired on January 13, 2016.

During the three and nine months ended September 30, 2016, the Company included $65,091 and $129,295 warrants cost in the general administrative expenses, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14- NONCONTROLLING INTEREST

Non-controlling interest represents the minority stockholders’ 45% proportionate share of the results of the newly established subsidiary Kingold Internet and Yuhuang.  A reconciliation of non-controlling interest as of September 30, 2016 and December 31, 2015 are as follows:

	As of September 30, 2016	As of December 31, 2015
Beginning Balance	$-	$-
Capital Contribution	73,274	69,319
Proportionate shares of Net loss	(1,910)	(296)
Foreign currency translation gain	1,847	4,251
Ending Balance	$73,211	$73,274

NOTE 15 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $240,857,521 and $29,544,475 as of September 30, 2016 and December 31, 2015, respectively. The cash balance held in the BVI bank accounts was $35,163 and $13,277 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company held $155,897 and $144,465 of cash balances within the United States, no balance was in excess of FDIC insurance limits of $250,000 as of September 30, 2016 and December 31, 2015, respectively.

For the periods ended September 30, 2016 and 2015, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the periods ended September 30, 2016 and 2015. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the periods ended September 30, 2016 or 2015.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 - GOLD LEASE TRANSACTIONS

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

During 2015, the Company renewed gold lease agreements with CCB and leased an aggregate of 2,330 kilograms of gold, which amounted to approximately $54.8 million (RMB 365 million). The leases have initial terms of one year and provide an interest rate of 6% per annum. The leased gold shall be returned to the Bank upon lease maturity in 2016.

During nine months ended September 30, 2016, the Company entered into gold lease agreements with CCB and leased an aggregated of 975 kilograms of gold, which amounted to approximately $35.2 million (RMB 235 million). The leases have initial terms of one year and provide an interest rate of 5.7% per annum. The leased gold shall be returned to the Bank upon lease maturity in 2017. During the nine months ended September 30, 2016, the Company returned 1,415 kilograms of gold, which amounted to approximately $51.4 million (RMB 342.8 million) back to CCB upon lease maturity.

As of September 30, 2016 and December 31, 2015, 1,075 kilograms and 1,515 kilograms of leased gold were outstanding and not yet returned to the Bank, respectively, which amounted to approximately $38.6 million (RMB 257.5 million) and $56.3 million (RMB 365.3 million), respectively due in various months through out of 2016 and 2017. As of September 30, 2016 and December 31, 2015, the Company pledged restricted cash of approximately $37.5 million and Nil as collateral to safeguard the gold lease from CCB, respectively.

2)	Gold lease transactions with SPD Bank

On April 10, 2015, Wuhan Kingold entered into a gold lease agreement with SPD Bank to lease additional 197 kilograms of gold (valued at approximately RMB 47 million or approximately $7.2 million). The lease has initial term of one year and provides an interest rate of 3.2% per annum.

In the third quarter of 2015, Wuhan Kingold entered into several gold lease agreements with SPD Bank to lease an aggregate of 720 kilograms of gold, valued approximately $25.9 million (RMB 168.2 million). The leases have initial terms of one year and provide an interest rate of 2.8% to 6% per annum. The Company is required to deposit cash into an account at SPD Bank equal to approximately $15.9 million (RMB 103 million).

During nine months ended September 30, 2016, the Company entered into gold lease agreements with SPD bank and leased an aggregated of 345 kilograms of gold, which amounted to approximately $14 million (RMB 93.3 million). The leases have initial terms of six months to one year and provide an interest rate of 6.0% per annum. During nine month ended September 30, 2016, the Company returned 917 kilograms of gold, which amounted to approximately $32.3 million (RMB 215.2 million) back to SPD bank upon lease maturity. The remaining leased gold shall be returned to the Bank upon lease maturity in December 2016 and June 2017.

As of September 30, 2016 and December 31, 2015, about 345 kilograms and 917 kilograms of leased gold were outstanding and not yet returned to SPD Bank, respectively, which amounted to approximately $14 million (RMB 93.3 million) and $33.2 million (RMB 215.2 million), respectively. Such gold leases will be due in various months in 2016 and 2017. As of September 30, 2016 and December 31, 2015, the Company pledged restricted cash of approximately $68.7 million and $16.3 million as collateral to safeguard the gold lease from SPD Bank, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 - GOLD LEASE TRANSACTIONS – continued

3)	Gold lease transaction with Industrial and Commercial Bank of China (“ICBC’)

During the nine months ended September 30, 2016, the Company entered into additional gold lease agreements with ICBC and leased an aggregated amount of 527 kilograms of gold, which amounted to approximately $20.9 million (RMB 139.7 million). The leases have initial terms of half year and provide an interest rate of 2.75% per annum. The leased gold shall be returned to the Bank upon lease maturity in September 2016. As of September 30, 2016, 527 kilograms of leased gold were all returned to ICBC. As of September 30, 2016 and December 31, 2015, no restricted cash was pledged by the Company as collateral to safeguard the gold lease from ICBC, respectively.

As of September 30, 2016 and December 31, 2015, a total amount of 1,420 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated amounts of $52.6 million and $101.8 million, respectively. Interest expense for the leased gold for the nine month period ended September 30, 2016 and 2015 were approximately $3.3 million and $5.6 million, respectively, which was included in the cost of sales. Interest expense for the leased gold for the three month period ended September 30, 2016 and 2015 were approximately $0.9 million and $1.9 million, respectively, which was included in the cost of sales.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements to rent office and store space at the Jewelry Park commencing in July 2016 and October 2016, respectively, with aggregated annual rent with aggregated annual rent of approximately $0.09 million and $0.17 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded $21,884 rent expense. As of September 30, 2016, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending September 30,
2017	$261,146
2018	261,146
2019	261,146
2020	261,146
2021 and thereafter	239,263

$1,283,847

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 18 – CONVERTIBLE NOTE PURCHASE AGREEMENT

On April 2, 2015, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Fidelidade – Companhia de Seguros, S.A., a company duly incorporated and existing under the laws of Portugal and a majority-owned subsidiary of Fosun International Limited (the “Holder”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Holder $15 million aggregate principal amount 6.0% Senior Secured Convertible Note due 2018 (the “Note”), subject to customary closing conditions. The Company was to sell the Note in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Note and the underlying shares of the Company’s common stock issuable upon conversion of the Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Note was to bear interest at a rate of 6.0% per year payable annually and mature on the third anniversary of the issuance date of the Note, unless earlier converted. The Note constituted a general, senior, secured obligation of the Company. The Company was required to grant the Holder a security interest in certain collateral as identified in the Purchase Agreement, to secure the payment, discharge and performance of all the Company’s obligations under the Note. Mr. Zhihong Jia, Chairman and Chief Executive Officer of the Company, was to execute a guarantee in favor of the Holder, pursuant to which Mr. Jia will be jointly liable for the Company’s obligations under the Note.

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

NOTE 19 – SUBSEQUENT EVENTS

On September 30, 2016, the Company entered into an Entrust Loan Agreement with the Hubei Asset Management Co., Ltd. to borrow from ICBC Wuhan Jiang'an Branch of a maximum of approximately $45 million (RMB 300 million) as a working capital loan in the later period. The Company is subject to 9.5% fixed annual interest rate. The term of the loan is two years from the date of receiving the principal amount. The Company is required to pledge 1,497 kilograms of Au9999 gold with carrying value of approximately $61.6 million (RMB 410.9 million) as collateral. The loan is jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. The full amount of this entrust loan was subsequently received by the Company on October 28, 2016.

On October 13, 2016, the SEC declared effective a registration statement filed by the Company on Form S-3 that registered the sale, from time to time, of up to $80 million of the securities.

On October 14, 2016, the Company entered into a Trust Loan Agreement with the Minsheng Trust to borrow a maximum of 70% of amount of pledged gold as a working capital loan. The Company is subject to 7.6% fixed annual interest rate. The term of the loan is one year from receiving of the principal amount. The Company is required to pledge 1,877.49 kilograms of Au9995 gold with carrying value of approximately $76.9 million (RMB 512.9 million) as collateral. The total amount received by the Company was approximately $53.8 million (RMB 359 million) as 70% of carrying value of the gold pledged.

The Company is expected to receive the certificate of occupancy for Jewelry Park project and the ownership title will be transferred to Wuhan Lianfuda to complete the Transfer Transaction before the end of the fiscal year 2016.

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

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. This mark-up typically ranges from 3% – 6% of the price of the base material. During 2015, we established a new subsidiary Wuhan Kingold Internet Co., Ltd. and started the online sales of our jewelry products to customers. However, the online sales were immaterial as of September 30, 2016.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement (“the Acquisition Agreement”) to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB 1 billion (approximately US $149.9 million at the spot rate). The $149.9 million includes the land use right costs and the construction costs of the Jewelry Park. We financed the installment payments paid to date through bank loans. The land use rights are held in the Shanghai Creative Industry Park, which we intended to rename as the Kingold Jewelry Cultural Industry Park (the “Jewelry Park”). The acquisition was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) (i) initially granting us a portion of ownership of Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”), (ii) granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and (iii) naming Wuhan Wansheng as agent for the completion of the construction. Accordingly, we own 60% of the Jewelry Park as of September 30, 2016. However, because no other assets or liabilities have been transferred with the acquisition of Wuhan Huayuan, we treated the Jewelry Park acquisition as an asset purchase for accounting purposes.

We originally intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center and rent spaces within the Jewelry Park to other jewelry manufacturers and retailers in China, and sell developed commercial and residential properties to individual and corporate buyers. To move away from the real estate industry and to solely focus on its jewelry business, on June 27, 2016, we entered into a transfer contract with Wuhan Lianfuda Investment Management Co., Ltd. (“Wuhan Lianfuda”), an unrelated party, to sell all of its interest in the Jewelry Park to Wuhan Lianfuda (“Transfer Transaction”). Pursuant to the transfer contract, Wuhan Lianfuda is obligated to pay Wuhan Kingold RMB 1.14 billion (approximately US $170.9 million). This amount includes (1) RMB 640 million (approximately US $96 million) for the share acquisition fees and the construction fees that Wuhan Kingold has paid to Wuhan Wansheng; and (2) transfer fees of RMB 500 million (approximately US $75 million). In addition, Wuhan Kingold transfers and Wuhan Lianfuda receives, all the rights and obligations in the Transfer Transaction Agreement, including 60% stock rights of Wuhan Huayuan. Wuhan Lianfuda will undertake Wuhan Kingold’s remaining payment obligation of RMB 360 million (approximately US $54 million) stipulated in the Acquisition Agreement. According to an evaluation report issued by an independent evaluation agency, the evaluated value of the Jewelry Park on June 26, 2016 was approximately RMB 1.48 billion (approximately US $222.8 million). As of September 30, 2016, the project has passed all inspections and completed acceptance procedures. The Company is waiting for the certificate of occupancy to be issued by local government, and is in the process of transferring the ownership title to Wuhan Lianfuda.

Results of Operations

The following table sets forth our statements of income (unaudited) for the three and nine months ended September 30, 2016 and 2015 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

NET SALES	$390,547,042	$263,762,713	$1,062,995,744	$719,378,985

COST OF SALES
Cost of sales	(339,845,689)	(247,894,654)	(937,138,523)	(689,700,092)
Depreciation	(286,710)	(304,849)	(869,075)	(924,958)
Total cost of sales	(340,132,399)	(248,199,503)	(938,007,598)	(690,625,050)

GROSS PROFIT	50,414,643	15,563,210	124,988,146	28,753,935

OPERATING EXPENSES
Selling, general and administrative expenses	3,931,214	3,247,362	13,643,705	7,130,925
Stock compensation expenses	11,143	102,344	33,428	417,471
Depreciation	25,102	24,776	72,089	75,204
Amortization	2,836	3,034	8,617	9,203
Total operating expenses	3,970,295	3,377,516	13,757,839	7,632,803

INCOME FROM OPERATIONS	46,444,348	12,815,694	111,230,307	21,121,132

OTHER INCOME (EXPENSES)
Other Income (expenses)	(75,748)	3,209	(75,618)	9,740
Interest Income	1,216,697	(575)	1,900,120	150,497
Interest expense	(26,551,667)	(273,953)	(45,146,833)	(656,106)
Total other expenses, net	(25,410,718)	(271,319)	(43,322,331)	(495,869)

INCOME FROM OPERATIONS BEFORE TAXES	21,033,630	11,914,375	67,907,976	20,625,263

INCOME TAX PROVISION (BENEFIT)
Current	25,230,923	71,176	36,891,707	3,357,451
Deferred	(19,909,244)	3,078,209	(19,653,506)	1,348,181
Total income tax provision	5,321,679	3,149,385	17,238,201	4,705,632

NET INCOME	15,711,951	8,764,990	50,669,775	15,919,631
Add: net loss attributable to non-controlling interest	445	448	1,910	636

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,712,396	$8,765,438	$50,671,685	$15,920,267

Three Month Period Ended September 30, 2016 Compared to the Three Month Period Ended September 30, 2015

Net Sales

Net sales for the three months ended September 30, 2016 amounted to $390.5 million, an increase of $126.7 million, or 48.1%, from net sales of $263.8 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, our branded production sales accounted for 98.2% of the total sales and customized production sales accounted for 1.8% of the total sales. When comparing with three months ended September 30, 2015, our branded production sales increased by $123.8 million or 47.6%, our customized production sales increased by $2.9 million or 74.4%.

The overall increase in our revenue in three months ended September 30, 2016 as compared to three months ended September 30, 2015 was due to the following factors: (1) Total sales volume (in terms of quantity sold) increased from 13.48 metric tons in three months ended September 30, 2015 to 20.55 metric tons in three months ended September 30, 2016, causing 7.1 metric tons or 52.4% increase. As a result, approximately $84.7 million increase in our revenue was attributable to the increase in our sales volume.  (2) The average unit selling price for our brand production sales increased from RMB 206.74 per gram in three months ended September 30, 2015 to RMB 257.06 per gram in three months ended September 30, 2016, causing 24.3% increase. As a result, approximately $63.2 million increase in brand production revenue was affected by the increase in our selling price. (3) Foreign currency adjustment effect was approximately a $17.1 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.2214 RMB in three months ended September 30, 2015 to 1 USD=6.6515 RMB in three months ended September 30, 2016.

In the third quarter of 2016, we processed a total of 20.6 metric tons of gold, of which branded production accounted for 10 metric tons (48.3%) and customized production accounted for 10.6 metric tons (51.7%). In the third quarter of 2015, we processed a total of 13.5 metric tons of gold, of which branded production accounted for 7.8 metric tons (58.0%) and customized production accounted for 5.7 metric tons (42.0%).

Cost of Sales

Cost of sales for the three months ended September 30, 2016 amounted to $340.1 million, an increase of $91.9 million, or 37.0%, from $248.2 million for the same period in 2015. The increase was primarily due to higher volume of products sold. The sale quantity increased 52.4% to approximately 20.6 metric tons in three months ended September 30, 2016 from 13.5 metric tons in three months ended September 30, 2015.

Gross Profit and Margin

Gross profit for the three months ended September 30, 2016 was $50.4 million, an increase of $34.9 million from $15.6 million for the same period in 2015. Accordingly, gross margin for the three months ended September 30, 2016 was 12.9%, compared to 5.9% for the same period in 2015. The primary reason for the substantial increase in gross margin was due to the unit price of branded production sales was RMB 257.1 per gram for the three months ended September 30, 2016, while the unit price of branded production sales was RMB 206.7 per gram for the three months ended September 30, 2015, the unit price increased by 24.3%. On the other hand, the unit cost of branded production was RMB 227.6 per gram for the three months ended September 30, 2016, while the unit cost of branded production was RMB 197.2 per gram for the three months ended September 30, 2015. Although there was an increase in unit cost for branded production, the percentage increase of the unit cost is smaller than the increase in the sales due to the fact that the Company purchased significant quantity of gold in prior period at relatively low price and reserved for the subsequent productions. As a result, the unit margin of branded production was RMB 29.5 per gram for the three months ended September 30, 2016 compared to RMB 9.5 per gram for the three months ended September 30, 2015.

Expenses

Total operating expenses for the three months ended September 30, 2016 were $4.0 million compared with $3.4 million for the same period in 2015. The increase was mainly due to increased Selling, General and Administrative expenses for broader marketing efforts, such as increased employee salary and annual bonus expense during the Chinese Spring Festival, increased legal, accounting for special projects, additional stock-based compensation expenses to settle our consulting agreement with a consultant, increased asset insurance expenses as a result of increased gold inventory, as well as the increased consulting expenses in relation to obtaining loans from banks and various other financial institutions.

Interest expenses for the three months ended September 30, 2016 were $26.6 million compared with $0.3 million for the same period in 2015. The increase of interest expenses was mainly due to the significant loan borrowings for the three months ended September 30, 2016.

The current provision for income tax expense was approximately $25.2 million for three months ended September 30, 2016, an increase of $25.1 million from $0.07 million for the same period in 2015. The increase was primarily due to the increase in our taxable income, arising from increased sales and higher gross margin and recorded investment income per book. The deferred income tax benefit was approximately $19.9 million, which was mainly due to the temporary differences from the gain from the sale of the Jewelry Park for three months ended September 30, 2016, comparing to a deferred income tax provision of approximately $3.1 million for three months ended September 30, 2015.

Net Income Attributable to Common Stockholders

For the forgoing reasons, net income was $15.7 million for the three months ended September 30, 2016 compared to $8.8 million for the same period in 2015, an increase of $6.9 million.

Nine Month Period Ended September 30, 2016 Compared to the Nine Month Period Ended September 30, 2015

Net Sales

Net sales for the nine months ended September 30, 2016 amounted to $1,063 million, an increase of $343.6 million, or 47.8%, from net sales of $719.4 million for the nine months ended September 30, 2015. For the the nine months ended September 30, 2016, our branded production sales accounted for 98.3% of the total sales and customized production sales accounted for 1.7% of the total sales. When comparing with nine months ended September 30, 2015, our branded production sales increased by $345.4 million or 49.4%, our customized production sales decreased by $1.7 million or 9.0%.

The overall increase in our revenue in nine months ended September 30, 2016 as compared to nine months ended September 30, 2015 was due to the following combined factors: (1) Total sales volume (in terms of quantity sold) increased from 40.26 metric tons in nine months ended September 30, 2015 to 55.73 metric tons in nine months ended September 30, 2016, causing 15.5 metric tons or 38.4% increase. As a result, approximately $308.9 million increase in our revenue was attributable to the increase in our sales volume. (2) The average unit selling price for our brand production sales increased from RMB 212.5 per gram in nine months ended September 30, 2015 to RMB 240.3 per gram in nine months ended September 30, 2016, causing 13.1% increase. As a result, approximately $91.5 million increase in brand production revenue was affected by the increase in our selling price, partially offset against the decrease in customized production revenue to certain extent. (3) Foreign currency adjustment effect was approximately a $45.9 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.1606 RMB in nine months ended September 30, 2015 to 1 USD=6.5802 RMB in nine months ended September 30, 2016.

In nine months ended September 30, 2016, we processed a total of 55.7 metric tons of gold, of which branded production accounted for 28.6 metric tons (51.4%) and customized production accounted for 27.1 metric tons (48.6%). In nine months ended September 30, 2015, we processed a total of 40.3 metric tons of gold, of which branded production accounted for 20.3 metric tons (50.4%) and customized production accounted for 20.0 metric tons (49.6%).

Cost of Sales

Cost of sales for the nine months ended September 30, 2016 amounted to $938.0 million, an increase of $247.4 million, or 35.8%, from $690.6 million for the same period in 2015. The increase was primarily due to higher volume of products sold. The sale quantity increased 38.4% to approximately 55.7 metric tons in nine months ended September 30, 2016 from 40.3 metric tons in nine months ended September 30, 2015.

Gross Profit and Margin

Gross profit for the nine months ended September 30, 2016 was $125.0 million, an increase of $96.2 million from $28.8 million for the same period in 2015. Accordingly, gross margin for the nine months ended September 30, 2016 was 11.8%, compared to 4.0% for the same period in 2015. The primary reason for the substantial increase in gross margin was due to the unit price of branded production sales was RMB 240.3 per gram for the nine months ended September 30, 2016, while the unit price of branded production sales was RMB 212.5 per gram for the nine months ended September 30, 2015, the unit price increased by 13.1%. On the other hand, the unit cost of branded production was RMB 215.3 per gram for the nine months ended September 30, 2016, while the unit cost of brand production was RMB 209.2 per gram for the nine months ended September 30, 2015. Although there was an increase in unit cost for branded production, the percentage increase of the unit price is smaller than the increase in the sales due to the fact that the Company purchased significant quantity of gold in prior period at relatively low price and reserved for the subsequent productions. As a result, the unit margin of branded production was RMB 25.0 per gram for the nine months ended September 30, 2016 compared to RMB 3.3 per gram for the nine months ended September 30, 2015.

Expenses

Total operating expenses for the nine months ended September 30, 2016 were $13.8 million compared with $7.6 million for the same period in 2015. The increase was mainly due to increased Selling, General and Administrative expenses for broader marketing efforts, such as increased employee salary and annual bonus expense during the Chinese Spring Festival, increased legal, accounting for special projects, and additional stock-based compensation expenses to settle the investor relationship agreement with a consultant, increased asset insurance expenses as a result of increased gold inventory, as well as the increased consulting expenses in relation to obtaining loans from banks and various of other financial institutions.

Interest expenses for the nine months ended September 30, 2016 were $45.1 million compared with $0.7 million for the same period in 2015. The increase of interest expenses was mainly due to the significant loan borrowings of $1,062.3 million for the nine months ended September 30, 2016.

The current provision for income tax expense was approximately $36.9 million for nine months ended September 30, 2016, an increase of $33.5 million from $3.4 million for the same period in 2015. The increase was primarily due to the increase in our taxable income, arising from increased sales and higher gross margin and recorded investment income per book. The deferred income tax benefit was approximately $19.7 million, which was mainly due to the temporary differences from the gain on sale of Jewelry Park for nine months ended September 30, 2016, comparing to a deferred income tax provision of approximately $1.3 million for three months ended September 30, 2015.

Net Income Attributable to Common Stockholders

For the forgoing reasons, net income was $50.7 million for the nine months ended September 30, 2016 compared to $15.9 million for the same period in 2015, an increase of $34.8 million.

Cash Flows

Net cash used in operating activities.

Net cash used in operating activities was $726.3 million for the nine months ended September 30, 2016, compared with net cash used in operating activities of $34.0 million for the same period in 2015.

The significant increase in net cash used in operating activities was mainly due to our spending on purchase of inventory of $817.8 million in anticipation of the increased production and sales demand when the Jewelry Park is completed which may stimulate our sales starting from the second half 2016. In addition, in connection with our significant bank borrowings during the nine months ended September 30, 2016, we are required to pledge 28,106,750 grams of gold with the banks as collateral, which also led us to increase the inventory purchases and stockpile. On the other hand, in connection with the Jewelry Park Transfer Transaction, we received net proceeds of $151.4 cash payment from Wuhan Lianfuda for the Jewelry Park transfer, and such amount will be adjusted when we deliver the Jewelry Park to Wuhan Lianfuda in the near future. The overall increase in cash used in operating activities for the nine months ended September 30, 2016 is reflected in the above mentioned factors.

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

Net cash used in investing activities.

Net cash used in investing activities was $20.7 million for the nine months ended September 30, 2016, compared with net cash used in investing activities of $26.2 million for the nine months ended September 30, 2015.  The decrease in the net cash used in the investing activities was mainly because there was $5.7 million less cash paid to finance the construction of the Jewelry Park during the current period.

Analysis and Expectations: Since we committed to sell the Jewelry Park to Wuhan Lianfuda, we do not expect a significant fluctuation in our investing activities in the near future.

Net cash provided by financing activities.

Net cash provided by financing activities was $875.4 million for the nine months ended September 30, 2016, compared with net cash provided by financing activities of $89.1 for the nine months ended September 30, 2015. The increase net cash provided by the financing activities was mainly due to the fact that the Company borrowed additional $1,077 million bank loans during the nine months ended September 30, 2016 and we also repaid $54.9 million bank loans and $60.8 million debts payable upon maturity.

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

As of September 30, 2016 and December 31, 2015, an aggregate of 1,420 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated amounts of $52.6 million and $101.8 million, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $129.6 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations and through borrowing of bank loans as well as through private and public borrowing and offerings in the U.S. and Chinese capital markets, such as our recent placement under our commercial paper program with Shanghai Pudong Development Bank (“SPD Bank”).

At September 30, 2016, we had total outstanding loans of $1,092.2 million (including $195.2 million short-term loans and $897 million long term loans). The amounts outstanding under these bank loans are presented in our financial statements as “loans.” For additional information regarding our loans, please see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of September 30, 2016, the Company had positive working capital of $1,018 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months.. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements to rent office and store space at the Jewelry Park commencing in July 2016 and October 2016, respectively, with aggregated annual rent of approximately $0.09 million and $0.17 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded $21,884 rent expense. As of September 30, 2016, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending September 30,
2017	$261,146
2018	261,146
2019	261,146
2020	261,146
2021 and thereafter	239,263

$1,283,847

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 8.6% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.6702 on September 30, 2016). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our bank borrowings as of September 30, 2016, were approximately $1,092.2 million, and interest expense paid was $45.1 million for the nine months ended September 30, 2016.

At the end of September 30, 2016, our weighted average interest rate was 10.3%. We do not expect the interest expense will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

A dramatic increase in the price of gold could increase our production costs beyond the amount that we may be able to pass on to our customers, which could adversely affect our gross profit margin and profitability. Furthermore, the carrying value of our inventory may be affected. Slight decreases in the market price of gold following the end of a reporting period could impact the carrying amount of the inventory at the balance sheet date and/or the following reporting period’s gross profit margin and profitability.

If the market value dropped by just RMB 5 per gram below our weighted purchase price, we would need to write down our inventory by approximately RMB 157,000,000 (approximately $23,000,000) based on our holdings of approximately 31,388,000 grams of gold at September 30, 2016. We maintain significant inventory of gold. As of September 30, 2016, our inventory was valued at RMB 233.42 per gram, which represents the lower of actual purchase price or market value. Our inventory purchase price is calculated using the weighted value on a first in, first out basis. As of September 30, 2016, our weighted purchase price was RMB 233.42 per gram, while the market price was RMB 238.01 per gram.

Because the market price was higher than our weighted purchase price, we were not required to write down the value of our gold, but we cannot guarantee that this will continue to be the case. If the market price drops in the future, such write downs could be significant. For example, over the last 12 months the market value of gold has fluctuated between RMB 217.91 per gram and RMB 251.97 per gram a variance of RMB 34.06 per gram. If the market value dropped by just RMB 5 per gram below our weighted purchase price, we would need to write down our inventory by approximately RMB 157,000,000 (approximately $23,000,000), based on our holdings of approximately 31,388,000 grams of gold at September 30, 2016. By contrast, if the market value increased by RMB 5 per gram above the current price, it would not benefit our inventory carrying value.

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

In connection with the preparation of this Quarterly Report, management determined that, as of September 30, 2016, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Cashier does not deposit cash collected into the Company’s bank accounts on a timely manner;

•	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2015;

•	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions; and

•	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned; and

•	Lack of adequate policies and procedures in internal control to include material transactions entered into subsequent to the period end for financial statements disclosure purpose.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our nine months ended September 30, 2016. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Convertible Note Purchase Agreement, dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.2	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.3	Trust Loan Agreement (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 19, 2016)
10.4	Amendment to Trust Loan Agreement (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on May 19, 2016)
10.5	Gold Income Right Transfer and Repurchase Agreement of AJ Trust & Wuhan Kingold Jewelry Gold Income Right Collective Fund Trust Plan (English translation), dated April 28, 2016, between Wuhan Kingold Jewelry Company Limited and Shanghai AJ Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on July 26, 2016)
10.6	Trust Loan Contract (English translation), dated June 24, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on August 4, 2016)
10.7	Contract to Transfer the Contractual Rights and Obligations (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Lianfuda Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.8	Office Lease (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)

10.9	Store Lease (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.10	Trust Loan Agreement (English translation), dated July 11, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.8 to our Quarterly Report filed on Form 10-Q with the Commission on August 12, 2016)
10.11	Trust Loan Agreement (English translation), dated August 29, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Investment Trust *
10.12	Trust Loan Agreement (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Ltd. *
10.13	Loan Agreement (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and China Aviation Capital Investment Management (Shenzhen) Co., Ltd. *
10.14	General Entrusted Loan Agreement (English translation), dated September 30, 2016, among Wuhan Kingold Jewelry Company Limited and Hubei Asset Management Co., Ltd. and Industrial & Commercial Bank of China *
10.15	Trust Loan Agreement (English translation), dated October 14, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. *
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Press release dated November 14, 2016, titled “Kingold Jewelry Reports Financial Results for the Third Quarter Ended September 30, 2016.” *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed Herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2016
KINGOLD JEWELRY, INC.

	By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

	By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer