Form 10-Q/A
period 2016-03-31
KINGOLD JEWELRY, INC.
filed 2017-04-10
CIK 1089531

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

As of April 6, 2017, there were 66,018,867 shares of common stock outstanding, par value $0.001.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2016, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on May 16, 2016 (the "Quarterly Report"). In addition, concurrently with the filing of this amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the quarters ended June 30, 2016 and September 30, 2016.

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

On March 30, 2017, connection with its review of the consolidated financial statements for the fiscal year ended December 31, 2016, management of the Company determined that the previously issued financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 should be amended to correct errors in those financial statements. Management discussed these matters with the Audit Committee, which approved the recommendation of management to restate the financial statements. The Audit Committee discussed the issues related to the non-reliance and restatement with the Company’s independent auditor, Friedman LLP. A draft of the Company’s current report on Form 8-K dated March 30, 2017 was provided to such auditor for review prior to filing.

Firstly, the Company determined that gold leases and pledges were not properly recorded in the previously issued unaudited condensed consolidated financial statements as of March 31, 2016. The Company borrowed money to finance its purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required the Company to lease gold from a related party to satisfy its loan conditions and conduct its operations.

Secondly, because bank loans required the Company to pledge gold in favor of the lenders, such pledged gold should have been reflected as investment in gold (restricted). The Company determined that certain gold reflected as inventory for production in 2016 should instead be reflected as investment in gold (restricted) since the Company had excess gold not to be used for production. The result of this reclassification is to record the value of such gold at the fair market value of the gold, rather than at the lower of cost or market value, as would be the case for inventory used for production. Because the fair market value of gold has increased during the three months ended March 31, 2016, such reclassification resulted in an unrealized gain and therefore caused an increase in equity.

The effects of the Company’s previously issued unaudited condensed consolidated financial statements as of March 31, 2016 are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of March 31, 2016

	Previously
	Reported	Adjustment	Restated

Inventories	$503,893,855	$(366,930,069)	$136,963,786
Investment in gold - current	$-	$63,621,396	$63,621,396
Investment in gold - non-current	$-	$459,160,847	$459,160,847
Gold lease payable –related party	$-	$138,287,308	$138,287,308
Accumulated other comprehensive income	$1,961,899	$17,564,866	$19,526,765

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the three months ended March 31, 2016

	Three months ended March 31, 2016
	Previously
	Reported	Adjustment	Restated

Change in unrealized gain related to investment in gold	$-	$17,564,866	$17,564,866

Selected Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016

	Three months ended March 31, 2016
	Previously
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Inventories	$(200,793,983)	$361,816,442	$161,022,459
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of gold investment	$-	$(361,816,442)	$(361,816,442)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Gold leased from related party in connection with the gold investment	$-	$138,287,308	$138,287,308

QUARTERLY REPORT ON FORM 10-Q/A

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	March 31,	December 31,
	2016	2015
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$13,266,877	$3,100,569
Restricted cash	42,599,678	26,649,687
Accounts receivable	887,683	1,624,323
Inventories	136,963,786	298,303,185
Investment in gold - current	63,621,396	-
Other current assets and prepaid expenses	3,119,680	1,046,032
Value added tax recoverable	44,907,520	15,526,002
Total current assets	305,366,620	346,249,798

PROPERTY AND EQUIPMENT, NET	7,396,378	7,622,509

OTHER ASSETS
Deposit on land use right - Jewelry Park	9,357,810	9,296,763
Construction in progress - Jewelry Park	132,262,641	105,844,259
Investment in gold - non-current	459,160,847	-
Other assets	149,690	148,713
Land use right	454,232	454,180
Total long-term assets	608,781,598	123,366,424
TOTAL ASSETS	$914,148,218	$469,616,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans	$49,927,512	$55,455,428
Debts payable, net	-	61,471,962
Construction payables-Jewelry Park	36,437,781	23,876,642
Deposits payable-Jewelry Park	22,327,831	22,182,171
Other payables and accrued expenses	3,995,749	6,355,979
Gold lease payable – related party	138,287,308	-
Due to related party	450,025	200,059
Income tax payable	4,878,962	1,119,918
Other taxes payable	262,059	710,104
Total current liabilities	256,567,227	171,372,263
Deferred income tax liability-non-current	2,045,934	1,774,993
Long term loans	355,074,542	30,808,571
TOTAL LIABILITIES	613,687,703	203,955,827

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 65,963,502 shares issued and outstanding as of March 31, 2016 and December 31, 2015	65,963	65,963
Additional paid-in capital	80,066,064	79,990,717
Retained earnings
Unappropriated	199,762,557	184,564,147
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	19,526,765	(1,249)
Total stockholders' equity	300,388,892	265,587,121
Non-controlling interest	71,623	73,274
Total Equity	300,460,515	265,660,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$914,148,218	$469,616,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
	(Restated)
NET SALES	$282,188,057	$206,195,220
COST OF SALES
Cost of sales	(253,412,444)	(195,120,956)
Depreciation	(290,682)	(309,001)
Total cost of sales	(253,703,126)	(195,429,957)
GROSS PROFIT	28,484,931	10,765,263
OPERATING EXPENSES
Selling, general and administrative expenses	3,269,365	1,678,366
Stock compensation expenses	11,143	212,783
Depreciation	23,513	25,191
Amortization	2,890	3,075
Total operating expenses	3,306,911	1,919,415

INCOME FROM OPERATIONS	$25,178,020	$8,845,848
OTHER INCOME (EXPENSES)
Interest Income	59,224	17,270
Interest expense	(4,973,353)	(297,537)
Total other expenses, net	(4,914,129)	(280,267)
INCOME FROM OPERATIONS BEFORE TAXES	20,263,891	8,565,581
INCOME TAX PROVISION (BENEFIT)
Current	4,811,004	2,728,902
Deferred	255,674	(744,525)
Total income tax provision	5,066,678	1,984,377

NET INCOME	15,197,213	6,581,204
Less: net loss attribute to the non-controlling interest	(1,197)	-
NET INCOME ATTRIBUTABLE TO KINGOLD JEWELRY, INC.	$15,198,410	$6,581,204

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain related to investment in gold	$17,564,866	$-
Total foreign currency translation gain	1,962,694	1,099,665
Less: foreign currency translation (loss) attributable to non-controlling interest	(454)	-
Total Other comprehensive income attributable to KINGOLD JEWELRY, INC.	$19,528,014	$1,099,665

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
KINGOLD JEWELRY, INC.	$34,726,424	$7,680,869
Non-controlling interest	(1,651)	-
	34,724,773	$7,680,869
Earnings per share
Basic and diluted	$0.23	$0.10
Weighted average number of shares
Basic and diluted	65,963,502	65,963,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,197,213	$6,581,204
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation	314,195	334,192
Amortization of intangible assets	2,890	3,075
Amortization of deferred financing costs	144,097	-
Share based compensation for services and warrants expense	75,347	212,783
Inventory valuation allowance	-	2,978,101
Deferred tax provision (benefit)	255,674	(744,525)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	736,891	503,537
Inventories	161,022,459	(2,360,577)
Other current assets and prepaid expenses	(2,037,978)	(48,362)
Deferred offering costs	-	(488,249)
Value added tax recoverable	(28,871,518)	158,617
Increase (decrease) in:
Other payables and accrued expenses	(2,362,754)	442,050
Customer deposits	-	687,386
Income tax payable	3,252,855	1,749,934
Other taxes payable	151	(652,139)
Net cash provided by operating activities	147,729,522	9,357,027

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(42,449)	(26,586)
Purchases of gold investment	(361,816,442)	-
Construction in progress-Jewelry Park	(13,101,275)	(5,561,161)
Net cash used in investing activities	(374,960,166)	(5,587,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank loans – short term	(6,115,740)	-
Proceeds from long term loan	319,547,435	-
Restricted cash	(15,555,150)	(10,839)
Proceeds from related party loan	250,226	-
Proceeds from (repayment of) debt financing instruments-private placement	(61,157,404)	65,099,928
Net cash provided by financing activities	236,969,367	65,089,089

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	427,585	269,714
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,166,308	69,128,083
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,569	1,331,658
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,266,877	$70,459,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$3,951,608	$1,332,444
Cash paid for income tax	$1,111,571	$978,968
NON-CASH INVESTING AND FINANCING ACTIVITIES
Gold leased from related party in connection with the gold investment	$138,287,308	$-

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The information included in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016.

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

Kingold, Dragon Lead, Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet and Yuhuang are hereinafter collectively referred to as the “Company.”

Restatement of Financial Statements

In connection with its review of the consolidated financial statements for the fiscal year ended December 31, 2016, management of the Company determined that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016 should be amended to correct errors in those financial statements.

Firstly, the Company determined that gold leases and pledges were not properly recorded in the previously issued unaudited condensed consolidated financial statements as of March 31, 2016. The Company borrowed money to finance its purchases of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required the Company to lease gold from a related party to satisfy its loan conditions and conduct its operations.

Secondly, because bank loans required the Company to pledge gold in favor of the lenders, such pledged gold should have been reflected as investment in gold (restricted). The Company determined that certain gold reflected as inventory for production in 2016 should instead be reflected as investment in gold (restricted) since the Company had excess gold not to be used for production. The result of this reclassification is to record the value of such gold at the fair market value of the gold, rather than at the lower of cost or market value, as would be the case for inventory used for production. Because the fair market value of gold has increased during the three months ended March 31, 2016, such reclassification resulted in an unrealized gain and therefore caused an increase in equity.

The effects of the Company’s previously issued unaudited condensed consolidated financial statements as of March 31, 2016 are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of March 31, 2016

	Previously
	Reported	Adjustment	Restated

Inventories	$503,893,855	$(366,930,069)	$136,963,786
Investment in gold - current	$-	$63,621,396	$63,621,396
Investment in gold - non-current	$-	$459,160,847	$459,160,847
Gold lease payable – related party	$-	$138,287,308	$138,287,308
Accumulated other comprehensive income	$1,961,899	$17,564,866	$19,526,765

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the three months ended March 31, 2016

	Three months ended March 31, 2016
	Previously
	Reported	Adjustment	Restated

Change in unrealized gain related to investment in gold	$-	$17,564,866	$17,564,866

Selected Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016

	Three months ended March 31, 2016
	Previously
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Inventories	$(200,793,983)	$361,816,442	$161,022,459
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of gold investment	$-	$(361,816,442)	$(361,816,442)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Gold leased from related party in connection with the gold investment	$-	$138,287,308	$138,287,308

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, deferred income tax, investment in gold and share based compensation. Actual results could differ from those estimates.

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

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The Company determined that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions.  The Company uses quoted prices in active markets to measure the fair value of investment in gold.

Investment in Gold

The Company pledged the gold leased from related party and part of its own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. The Company classified the pledged gold as investment in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. The fair market value of the investment in gold is determined by quoted market prices at Shanghai Gold Exchange.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The unrealized gain or loss resulting from the change of the fair market value and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income in the consolidated statements of income and comprehensive income and the consolidated statements of changes in equity.

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

The investment in gold may be deficient if the fair market value of the pledged gold in connection with the loans declines, then the Company may need to increase the pledged gold inventory for the loan collateral.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – INVENTORIES, NET

Inventories as of March 31, 2016 and December 31, 2015 consisted of the following:

	As of
	March 31,	December 31,
	2016	2015
Raw materials (A)	$28,882,519	$162,766,248
Work-in-progress (B)	94,953,436	108,276,834
Finished goods (C)	13,127,831	27,260,103
Inventory valuation allowance	-	-
Total inventory	$136,963,786	$298,303,185

(A)	Included 899,503 grams of Au9999 gold as of March 31, 2016 and 5,624,476 grams of Au9999 gold as of December 31, 2015.

(B)	Included 3,017,085 grams of Au9999 gold March 31, 2016 and 3,549,984 grams of Au9999 gold as of December 31, 2015.

(C)	Included 415,738 grams of Au9999 gold March 31, 2016 and 886,849 grams of Au9999 gold as of December 31, 2015.

As of March 31, 2016, no inventory was pledged on debt payable because the debts payable have been fully repaid upon maturity and accordingly previously pledged inventory has been released (see Note 7).

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

In October 2015, Wuhan Kingold signed a supplemental agreement with the construction company Wuhan Wansheng to amend the original acquisition agreement dated October 23, 2013. Pursuant to this supplemental agreement, Wuhan Wansheng agreed to complete the construction and deliver the completed real estate property to the Company before January 15, 2016. As of December 31, 2015, based on the actual construction in progress, both parties agreed to extend the completion time for the construction was extended to April 2016. However, due to the cold weather condition in January and February 2016 and the construction worker leave during the Chinese Spring Festival holiday season, the final construction work of the Jewelry Park resumed in the middle of February 2016 and the landscaping, building decoration and road construction did not fully complete as of March 31, 2016. Due to the construction work delay, the inspection application with local government was also delayed until mid-April 2016 when the construction work fully completed. Therefore, in April 2016, both parties signed an additional supplemental agreement to extend the final property delivery time to May 30, 2016 when the certificate of occupancy is expected to be obtained from local government. As of the date of this Report, the Company is unable to predict the actual timing of the delivery because the government inspection process is not under the Company’s control and may be longer than expected.

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

c) Loan payable to Minsheng Trust, with an aggregate amount of approximately $46.5 million (RMB 300 million) originated on September 17, 2015, with a maturity date of September 25, 2016. The annual interest rate was 12.5%. The loan is to be used for the Company’s working capital. Wuhan Kingold pledged 1,877,490 grams of gold with carrying value of approximately $61.5 million as of March 31, 2016 to secure this loan. The Company was also required to pledge approximately $0.5 million (RMB 3 million) restricted cash with Minsheng Trust as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the Minsheng Trust, to provide a guarantee for the loan.

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

(e) Loans payable to Evergrowing Bank – Qixia Branch

On December 18, 2015, Wuhan Kingold signed a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $31.0 million (RMB 200 million) for the purpose of acquiring the Jewelry Park project (see Note 5). The loan period is from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $42.6 million. In addition, the Company’s CEO, Mr. Zhihong Jia signed a guarantee agreement with the bank, to provide a guarantee for the loan.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – LOANS - continued

(e) Loans payable to Evergrowing Bank – Qixia Branch - continued

In January 2016, Wuhan Kingold entered into two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $124.0 million (RMB 800 million) in aggregate. The purpose of the loans is purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are subject to certain covenants required by the agreements. The loans are secured by 5,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $163.7 million and are jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions

(f) Loans payable to Evergrowing Bank- Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold entered into ten Loan Agreements with the Yantai Huanshan Road Branch of Evergrowing Bank for a total of approximately $155.1 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are subject to certain covenants required by the agreements. The loans are secured by 5,550,000 grams of Au9999 gold in aggregate with carrying value of approximately $181.8 million and are jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, RMB 1 million (equivalent to $155,054) should be repaid on August 23, 2016 and additional RMB 1 million (equivalent to $155,054) should be repaid on February 23, 2017 and accordingly these amounts have been reclassified as the current portion of the long-term loans (see note (d) above). The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. The repayment requirement is listed below:

	As of
	March 31, 2016	December 31,2015
August 23, 2016	$155,054	$-
February 23, 2017	155,054	-
Current portion	$310,108	$-

August 23, 2017	$155,054	-
February 23, 2018 – March 24, 2018	154,589,223	-
Long-term portion	$154,744,277	$-

(g) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold entered into a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $465 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The loan is subject to certain covenants required by the agreement. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 1,700,000 grams of Au9999 gold in aggregate with carrying value of approximately $55.7 million. The loan is also jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of the date of this report, the Company received an aggregate of approximately $45.3 million (RMB 292 million) from the loan.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – INVESTMENT IN GOLD

As of March 31, 2016, the Company leased a total of 4,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $138.3 million from Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party (See Note 10). Together with part of its inventory, the Company pledged a total of 15,427,490 grams of Au9999 gold with carrying value of approximately $505.2 million for obtaining various bank loans (See Note 6).

As of March 31, 2016, total investment in gold pledged had a fair market value of $522.8 million, which resulted in unrealized gain of $17.6 million. The Company recorded this unrealized gain as other comprehensive income.

As of March 31, 2016, a total of 13,550,000 grams of Au9999 gold with fair value of approximately $459.2 million was pledged for long term bank loans, and therefore classified as non-current investment in gold. The remaining investment in gold of total 1,877,490 grams of Au9999 gold with fair value of approximately $63.6 million was classified as current asset on the Company’s condensed consolidated balance sheet as of March 31, 2016.

NOTE 10 – GOLD LEASE PAYABLE – RELATED PARTY

During three months ended March 31, 2016, the Company entered into multiple gold lease agreements with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which was controlled by the CEO and the Chairman of the Company, to lease a total of 4,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $138.3 million. These leases were from March 2, 2016 to November 30, 2016. The Company recorded these transactions as gold lease payable and presented as a current liability on the Company’s condensed consolidated balance sheet as of March 31, 2016.

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2016, the Company borrowed a total of $450,025 from Mr. Zhihong Jia, the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with free of interest. As of March 31, 2016 and December 31, 2015, the due to related party amounted to $450,025 and $200,059, respectively.

For the three months end March 31, 2016 and 2015, Mr. Zhihong Jia, the CEO and Chairman of the Company, together with his wife provided their personal guarantees to various financial institutions to supports the Company (see Notes 6 and 7).

NOTE 12 – INCOME TAXES

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

NOTE 12 – INCOME TAXES - continued

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

NOTE 13 – EARNINGS PER SHARE

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

NOTE 14 – OPTIONS

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

NOTE 15 – WARRANTS

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

NOTE 16 – NON-CONTROLLING INTEREST

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

NOTE 17 – CONCENTRATIONS AND RISKS

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

NOTE 18 – GOLD LEASE TRANSACTIONS

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

NOTE 18 – GOLD LEASE TRANSACTIONS - continued

4)	Gold lease transaction with ICBC

During the three months ended March 31, 2016, the Company entered into a gold lease agreement with ICBC and leased 527 kilograms of gold, which amounted to approximately $21.7 million (RMB 139.7 million). The lease has an initial term of half year and provides an interest rate of 2.75% per annum. The leased gold shall be returned to the Bank upon lease maturity in September 2016. As of March 31, 2016, 527 kilograms of leased gold were outstanding and not yet returned to ICBC.

5)	Gold lease transactions with related party

During three months ended March 31, 2016, the Company entered into multiple gold lease agreements with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which was controlled by the CEO and the Chairman of the Company, to lease a total of 4,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $138.3 million. These leases were from March 2, 2016 to November 30, 2016.

As of March 31, 2016 and December 31, 2015, 7,094 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated carrying amounts of $252.5 million and $101.8 million, respectively.

Interest expense for all gold lease arrangements for the three month period ended March 31, 2016 and 2015 were approximately $1.23 million and $1.84 million, respectively, which was included in the cost of sales.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

NOTE 20 – CONVERTIBLE NOTE PURCHASE AGREEMENT

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

NOTE 20 – CONVERTIBLE NOTE PURCHASE AGREEMENT - continued

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

NOTE 21 – SUBSEQUENT EVENTS

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

On April 26, 2016, the Company entered into a Trust Loan Agreement and an Amendment to the Trust Loan Agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $77.5 million (RMB 500 million) as working capital loan. The loan is comprised of two installments, with the first installment of approximately $15.5 million (RMB 100 million) and the second installment of approximately $62 million (RMB 400 million). Each installment has a one-year term starting from the installment release date. For each installment, the Company is required to make the first interest payment equal to 4.1% of the principle received, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis. The Company is required to pledge 2,600 kilogram of Au9995 gold with carrying value of approximately $83.4 million (RMB 538 million) as collateral to secure this loan. The loan is jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company, and Wuhan Vogue-Show. As of the date of this Report, RMB 500 million (approximately $77.5 million) has been fully released by National Trust.

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

In January 2016, based on the actual construction progress, both parties reached an agreement to extend the construction completion time to April 15, 2016. However, due to the cold weather condition in January and February 2016 and the construction worker leave during the Chinese Spring Festival holiday season, the final construction work of the Jewelry Park resumed in the middle of February 2016 and the landscaping, building decoration and road construction did not fully complete as of March 31, 2016. Due to the construction work delay, the inspection application with local government was also delayed until mid-April 2016 when the construction work fully completed. Therefore, in April 2016, both parties signed an additional supplemental agreement to extend the final property delivery time to May 30, 2016 when the certificate of occupancy is expected to be obtained from local government. Wuhan Kingold agreed to pay the balance of construction payments within ten days after Wuhan Wansheng fully completes the construction and delivers the completed real estate property to the Company with anticipate of occupancy. As of the date of this Report, the Company is unable to predict the actual timing of the delivery because the government inspection process is not under the Company’s control and may be longer than expected.

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

Beginning 2016, we intend to allocate some of our capital in the gold investment inventories. We borrowed money to finance the purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required us to lease gold from a related party to satisfy the loan conditions and conduct the operations.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months ended March 31, 2016 and 2015 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
	(Restated)
NET SALES	$282,188,057	$206,195,220
COST OF SALES
Cost of sales	(253,412,444)	(195,120,956)
Depreciation	(290,682)	(309,001)
Total cost of sales	(253,703,126)	(195,429,957)
GROSS PROFIT	28,484,931	10,765,263
OPERATING EXPENSES
Selling, general and administrative expenses	3,269,365	1,678,366
Stock compensation expenses	11,143	212,783
Depreciation	23,513	25,191
Amortization	2,890	3,075
Total operating expenses	3,306,911	1,919,415

INCOME FROM OPERATIONS	$25,178,020	$8,845,848
OTHER INCOME (EXPENSES)
Interest Income	59,224	17,270
Interest expense	(4,973,353)	(297,537)
Total other expenses, net	(4,914,129)	(280,267)
INCOME FROM OPERATIONS BEFORE TAXES	20,263,891	8,565,581
INCOME TAX PROVISION (BENEFIT)
Current	4,811,004	2,728,902
Deferred	255,674	(744,525)
Total income tax provision	5,066,678	1,984,377

NET INCOME	15,197,213	6,581,204
Less: net loss attribute to the non-controlling interest	(1,197)	-
NET INCOME ATTRIBUTABLE TO KINGOLD JEWELRY, INC.	$15,198,410	$6,581,204

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain related to investment in gold	$17,564,866	$-
Total foreign currency translation gain	1,962,694	1,099,665
Less: foreign currency translation (loss) attributable to non-controlling interest	(454)	-
Total Other comprehensive income attributable to Kingold Jewelry Inc.	$19,528,014	$1,099,665

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
Kingold Jewelry Inc.	$34,726,424	$7,680,869
Non-controlling interest	(1,651)	-
	34,724,773	$7,680,869
Earnings per share
Basic and diluted	$0.23	$0.10
Weighted average number of shares
Basic and diluted	65,963,502	65,963,502

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

Net Income Attributable to Kingold Jewelry Inc.

For the forgoing reasons, net income was $15.2 million for the three months ended March 31, 2016 compared to $6.6 million for the same period in 2015, an increase of $8.6 million, or 131%.

Cash Flows

Net cash provided by operating activities

Net cash provided by operating activities was $147.7 million for the three months ended March 31, 2016, compared with net cash provided by operating activities of $9.4 million for the same period in 2015. The significant increase in net cash provided by operating activities was mainly due to our decrease in inventories of $161 million for the increased production to meet the sales demand.

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

Net cash used in investing activities

Net cash used in investing activities was $375 million for the three months ended March 31, 2016, compared with net cash used in investing activities of $5.6 million for the three months ended March 31, 2015.  The significant increase in the net cash used in the investing activities was mainly because of the cash payment of $13 million (RMB 79 million) we made for the construction of the Jewelry Park and purchases of gold investment of $361.8 million in connection with our significant bank borrowings during the three months ended March 31, 2016.

Analysis and Expectations: Since we continue to borrow funds from the banks, we expect that cash used in investing activities may increase significantly as a result of additional gold would be purchased and used as collateral for bank loans.

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

As of March 31, 2016 and December 31, 2015, 7,094 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated carrying amounts of $252.5 million and $101.8 million, respectively. Interest expense for the leased gold for the three month period ended March 31, 2016 and 2015 were approximately $1.23 million and $1.84 million, respectively, which was included in the cost of sales. The Company will sign new gold lease agreements with the banks and related parties when needed.

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

As of March 31, 2016, we had total outstanding short-term loans of approximately $3.1 million (RMB 20 million) from Hubei Bank, approximately $46.5 million (RMB 300 million) from Minsheng Trust, and approximately $0.3 million (RMB 2 million) from Evergrowing Bank. The amounts outstanding under these bank loans are presented in our financial statements as “short-term loans.” For additional information regarding our short-term loans, please see Note 6 to our consolidated financial statements included elsewhere in this report.

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

On December 18, 2015, Wuhan Kingold signed a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $31.0 million (RMB 200 million) for the purpose of acquiring the Jewelry Park project. The loan period was from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $42.6 million. In addition, the Company’s CEO, Mr. Zhihong Jia signed a guarantee agreement with the bank, to provide a guarantee for the loan.

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

During February to March 2016, the Company signed ten Loan Agreements with the Yantai Huanshan Road Branch of Evergrowing Bank for loans of approximately $155.1 million (RMB 1 billion) in aggregate. The purpose of the loans is purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,550,000 grams of Au9999 gold in aggregated with carrying value of approximately $181.8 million and are jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. All the loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

In January 2016, the Company signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $465 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The release of individual loan is subject to certain non-financial covenants required by the loan agreements. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The Company entered into a Collateral Agreement with Anxin Trust to designate the Company’s certain gold pledged as the collateral for the trust loan. There is no covenant requirement for this loan. The loan is also jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of the date of the Report, the Company received an aggregate of approximately $45.3 million (RMB 292 million) from the loan.

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

As of March 31, 2016, the Company had positive working capital of $48.8 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months and the required remaining RMB 401 million installment payments under the Jewelry Park acquisition agreement. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Investment in Gold

The Company pledged the gold leased from related party and part of its own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. The Company classified these pledged gold as investment in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. The fair market value of the investment in gold is determined by quoted market prices at Shanghai Gold Exchange.

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

Interest Rate Risk

Our short-term bank borrowings as of March 31, 2016 were approximately $49.9 million, and interest expenses paid were $1.6 million for the three months ended March 31, 2016.

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

In connection with the preparation of this report, management determined that, as of March 31, 2016, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Cashier does not deposit cash collected into the Company’s bank accounts on a timely manner;

•	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2015;

•	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned; and

•	Lack of adequate policies and procedures in internal control to include material transaction incurred subsequent to the period end for financial statements disclosure purpose.

•	Did not record and disclose properly for related party leased gold transactions.

•	Failure to properly classify the investment in gold between current and long-term assets on the balance sheet.

In order to remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions including gold leases and loans with a value in excess of $250,000. Notwithstanding this requirement, our Board determined in the course of preparing this amended report that management did not consistently seek Board approval prior to causing Wuhan Kingold to enter into a number of transactions covered by these resolutions. In addition to failing to approve such transactions as anticipated, this absence of prior approval resulted in our failure to disclose such transactions at the time they occurred. Further, we intend to explore implementing additional policies and procedures, which may include:

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

•

Monthly Business Meeting - Kingold management reports to Kingold's board of significant events such as loans renewals, related parties' transactions, new loans obtained from related and third parties, gold inventories and gold investment (pledged gold) movements and guarantees to related parties and third parties loans.

•	To hold financial controller accountable for any omitted or misleading transactions not reported to Kingold's board.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2016. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions, as we have seen in connection with this amendment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Gold Lease Agreement (English translation), dated January 11, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.2	Gold Lease Agreement (English translation), dated January 19, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.3	Loan Agreement of Circulating Fund (English translation), dated January 20, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.4	Gold Lease Agreement (English translation), dated January 25, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.5	Loan Agreement of Circulating Fund (English translation), dated January 28, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.6	Collective Trust Loan Contract (English translation), dated January 29, 2016, between Wuhan Kingold Jewelry Company Limited and Anxin Trust Co., Ltd. (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.7	Loan Agreement of Circulating Fund (English translation), dated February 23, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.8	Loan Agreement of Circulating Fund (English translation), dated February 23, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.9	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.10	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.11	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.12	Gold Lease Agreement (English translation), dated March 3, 2016, between Wuhan Kingold Jewelry Company Limited and Industrial and Commerce Bank of China (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.13	Loan Agreement of Circulating Fund (English translation), dated March 8, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.14	Loan Agreement of Circulating Fund (English translation), dated March 8, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.15	Trust Loan Contract (English translation), dated March 9, 2016, between Wuhan Kingold Jewelry Company Limited and Chang’An International Trust Co., Ltd.*
10.16	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.17	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.18	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Press release dated May 16, 2016, titled “Kingold Jewelry Reports Financial Results for the First Quarter Ended March 31, 2016.” *

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously Filed
**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 10, 2017

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

