Form 10-Q/A
period 2016-06-30
KINGOLD JEWELRY, INC.
filed 2017-04-10
CIK 1089531

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on August 12, 2016 (the "Quarterly Report"). In addition, concurrently with the filing of this amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and September 30, 2016.

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

Firstly, the Company determined that several related and third party loans, gold leases and pledges were not properly recorded in the previously issued unaudited condensed consolidated financial statements as of June 30, 2016. The Company borrowed money to finance its purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required the Company to lease gold from a related party to satisfy its loan conditions and conduct its operations.

Secondly, because bank loans required the Company to pledge gold in favor of the lenders, such pledged gold should have been reflected as investment in gold (restricted). The Company determined that certain gold reflected as inventory for production in 2016 should instead be reflected as investment in gold (restricted) since the Company had excess gold not to be used for production. The result of this reclassification is to record the value of such gold at the fair market value of the gold, rather than at the lower of cost or market value, as would be the case for inventory used for production. Because the fair market value of gold has increased during the three and six months ended June 30, 2016, such reclassification resulted in an unrealized gain and therefore caused an increase in equity.

The effects of the Company’s previously issued unaudited condensed consolidated financial statements as of June 30, 2016 are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of June 30, 2016

	Previously
	Reported	Adjustment	Restated

Restricted cash	$46,107,680	$187,116,537	$233,224,217
Other current assets and prepaid expenses	$4,954,662	$130,969	$5,085,631
Inventories	$786,485,088	$(641,485,280)	$144,999,808
Investment in gold - current	$-	$218,002,680	$218,002,680
Investment in gold - non-current	$-	$711,321,165	$711,321,165
Restricted cash – non-current	$-	$1,040,130	$1,040,130
Gold lease payable – related party	$-	$219,495,527	$219,495,527
Related party loans	$-	$150,525,333	$150,525,333
Third party loans	$-	$37,631,334	$37,631,334
Retained earnings – Unappropriated	$219,523,436	$133,065	$219,656,501
Accumulated other comprehensive income (deficit)	$(6,662,512)	$68,340,942	$61,678,430

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the three months ended June 30, 2016

	Three months ended June 30, 2016
	Previously
	Reported	Adjustment	Restated

Interest income	$624,199	$133,065	$757,264
Change in unrealized gain related to investment in gold	$-	$50,778,172	$50,778,172
Foreign currency translation loss	$(8,622,381)	$(2,096)	$(8,624,477)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the six months ended June 30, 2016

	Six months ended June 30, 2016
	Previously
	Reported	Adjustment	Restated

Interest income	$683,423	$133,065	$816,488
Change in unrealized gain related to investment in gold	$-	$68,343,038	$68,343,038
Foreign currency translation loss	$(6,659,687)	$(2,096)	$(6,661,783)

Selected Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016

	Six months ended June 30, 2016
	Previously
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,957,824	$133,065	$35,090,889
Inventories	$(502,911,887)	$651,747,004	$148,835,117
Other current assets and prepaid expenses	$(3,995,411)	$(133,065)	$(4,128,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of gold investment	$-	$(651,747,004)	$(651,747,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	$(20,387,531)	$(188,156,667)	$(208,544,198)
Proceeds from related party loans	$250,226	$150,525,333	$150,775,559
Proceeds from third party loans	$-	$37,631,334	$37,631,334

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gold leased from related party in connection with the gold investment	$-	$219,495,527	$219,495,527

QUARTERLY REPORT ON FORM 10-Q/A

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	June 30,	December 31,
	2016	2015
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$37,496,173	$3,100,569
Restricted cash	233,224,217	26,649,687
Accounts receivable	403,267	1,624,323
Inventories	144,999,808	298,303,185
Investment in gold - current	218,002,680	-
Other current assets and prepaid expenses	5,085,631	1,046,032
Value added tax recoverable	86,193,253	15,526,002
Total current assets	725,405,029	346,249,798
PROPERTY AND EQUIPMENT, NET	7,158,325	7,622,509

OTHER ASSETS
Deposit on land use right - Jewelry Park	9,084,474	9,296,763
Construction in progress- Jewelry Park	153,484,370	105,844,259
Restricted cash – non-current	1,040,130	-
Investment in gold – non-current	711,321,165	-
Other assets	145,317	148,713
Land use right	438,119	454,180
Total long-term assets	882,671,900	123,366,424
TOTAL ASSETS	$1,608,076,929	$469,616,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans	$165,878,918	$55,455,428
Debts payable, net	-	61,471,962
Construction payables-Jewelry Park	54,189,120	23,876,642
Deposit payable-Jewelry Park	90,736,671	22,182,171
Other payables and accrued expenses	5,849,813	6,355,979
Gold lease payable – related party	219,495,527	-
Related party loans	150,525,333	-
Third party loans	37,631,334	-
Due to related party	449,809	200,059
Income tax payable	6,740,793	1,119,918
Other taxes payable	608,321	710,104
Total current liabilities	732,105,639	171,372,263
Deferred income tax liability	1,986,173	1,774,993
Long term loans	511,334,558	30,808,571
TOTAL LIABILITIES	1,245,426,370	203,955,827
COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,018,867 and 65,963,502 shares issued and outstanding as of June 30, 2016 and December 31, 2015	66,018	65,963
Additional paid-in capital	80,208,682	79,990,717
Retained earnings
Unappropriated	219,656,501	184,564,147
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	61,678,430	(1,249)
Total stockholders' equity	362,577,174	265,587,121
Non-controlling interest	73,385	73,274
Total Equity	362,650,559	265,660,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,608,076,929	$469,616,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
NET SALES	$390,260,645	$249,421,052	$672,448,702	$455,616,272

COST OF SALES
Cost of sales	(343,880,390)	(246,684,484)	(597,292,834)	(441,805,439)
Depreciation	(291,683)	(311,110)	(582,365)	(620,110)
Total cost of sales	(344,172,073)	(246,995,594)	(597,875,199)	(442,425,549)

GROSS PROFIT	46,088,572	2,425,458	74,573,503	13,190,723

OPERATING EXPENSES
Selling, general and administrative expenses	6,443,126	2,205,197	9,712,491	3,883,563
Stock compensation expenses	11,142	102,344	22,285	315,127
Depreciation	23,474	25,237	46,987	50,428
Amortization	2,891	3,096	5,781	6,170
Total operating expenses	6,480,633	2,335,874	9,787,544	4,255,288

INCOME FROM OPERATIONS	39,607,939	89,584	64,785,959	8,935,435

OTHER INCOME (EXPENSES)
Other Income	130	6,530	130	6,530
Interest Income	757,264	133,803	816,488	151,072
Interest expense	(13,621,813)	(84,616)	(18,595,166)	(382,153)
Total other income (expenses), net	(12,864,419)	55,717	(17,778,548)	(224,551)

INCOME FROM OPERATIONS BEFORE TAXES	26,743,520	145,301	47,007,411	8,710,884

INCOME TAX PROVISION (BENEFIT)
Current	6,849,780	557,373	11,660,784	3,286,274
Deferred	64	(985,503)	255,738	(1,730,028)
Total income tax provision (benefit)	6,849,844	(428,130)	11,916,522	1,556,246

NET INCOME	19,893,676	573,431	35,090,889	7,154,638
Add: net loss attributable to non-controlling interest	(268)	(188)	(1,465)	(188)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,893,944	$573,619	$35,092,354	$7,154,826

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain related to investment in gold	$50,778,172	$-	$68,343,038	$-
Total foreign currency translation gains (loss)	(8,624,477)	488,151	(6,661,783)	1,587,816
Less: foreign currency translation gain attributable to non-controlling interest	2,030	81	1,576	81
Total Other comprehensive income attributable to KINGOLD JEWELRY, INC.	$42,151,665	$488,070	$61,679,679	$1,587,735

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
Common stockholders	$62,045,609	$1,061,689	$96,772,033	$8,742,561
Non-controlling interest	1,762	-	111	-
	$62,047,371	$1,061,689	$96,772,144	$8,742,561

Earnings per share
Basic	$0.30	$0.01	$0.53	$0.11
Diluted	$0.30	$0.01	$0.53	$0.11
Weighted average number of shares
Basic	65,964,110	65,963,502	65,963,806	65,963,502
Diluted	66,273,246	65,963,502	65,970,164	65,963,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the six months ended June 30,
	2016	2015
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,090,889	$7,154,638
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	629,352	670,538
Amortization of intangible assets	5,781	6,170
Amortization of deferred financing costs	144,134	326,509
Share based compensation for services and warrants and shares issued for consulting services	151,580	315,127
Inventory valuation allowance	-	10,315,970
Deferred tax provision (benefit)	255,738	(1,730,028)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,202,904	372,622
Inventories	148,835,117	(37,695,661)
Other current assets and prepaid expenses	(4,128,476)	(120,344)
Value added tax recoverable	(72,157,904)	(5,280,553)
Increase (decrease) in:
Other payables and accrued expenses	(388,356)	1,086,129
Deposit payable, Jewelry Park, net	70,165,780	-
Income tax payable	5,649,770	581,994
Other taxes payable	67	366,577
Net cash provided by (used in) operating activities	185,456,376	(23,630,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(334,586)	(29,825)
Purchase of gold investment	(651,747,004)	-
Payment for construction in progress-Jewelry Park	(19,506,468)	(24,233,680)
Net cash used in investing activities	(671,588,058)	(24,263,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from minority interest for the new subsidiary	-	73,465
Proceeds from bank loans	611,580,106	6,530,186
Repayments of bank loans	(9,175,996)	(13,060,372)
Restricted cash	(208,544,198)	(9,991,098)
Proceeds from related party loans	150,775,559	-
Proceeds from third party loans	37,631,334	-
Proceeds from exercise of warrants	66,439	-
(Repayment) proceeds from debt financing instruments under private placement	(61,173,304)	65,301,858
Deferred financing costs	-	(653,019)
Net cash provided by financing activities	521,159,940	48,201,020

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(632,654)	(140,539)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,395,604	166,664

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,569	1,331,658

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,496,173	$1,498,322
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$19,126,073	$2,584,438
Cash paid for income tax	$11,660,842	$2,704,280

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gold leased from related party in connection with the gold investment	$219,495,527	$-

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

Kingold, Dragon Lead, Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet and Yuhuang are hereinafter collectively referred to as the “Company.”

Restatement of Financial Statements

In connection with its review of the consolidated financial statements for the fiscal year ended December 31, 2016, management of the Company determined that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 should be amended to correct errors in those financial statements.

Firstly, the Company determined that several related and third party loans, gold leases and pledges were not properly recorded in the previously issued unaudited condensed consolidated financial statements as of June 30, 2016. The Company borrowed money to finance its purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required the Company to lease gold from a related party to satisfy its loan conditions and conduct its operations.

Secondly, because bank loans required the Company to pledge gold in favor of the lenders, such pledged gold should have been reflected as investment in gold (restricted). The Company determined that certain gold reflected as inventory for production in 2016 should instead be reflected as investment in gold (restricted) since the Company had excess gold not to be used for production. The result of this reclassification is to record the value of such gold at the fair market value of the gold, rather than at the lower of cost or market value, as would be the case for inventory used for production. Because the fair market value of gold has increased during the three and six months ended June 30, 2016, such reclassification resulted in an unrealized gain and therefore caused an increase in equity.

The effects of the Company’s previously issued unaudited condensed consolidated financial statements as of June 30, 2016 are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of June 30, 2016

	Previously
	Reported	Adjustment	Restated

Restricted cash	$46,107,680	$187,116,537	$233,224,217
Other current assets and prepaid expenses	$4,954,662	$130,969	$5,085,631
Inventories	$786,485,088	$(641,485,280)	$144,999,808
Investment in gold - current	$-	$218,002,680	$218,002,680
Investment in gold - non-current	$-	$711,321,165	$711,321,165
Restricted cash – non-current	$-	$1,040,130	$1,040,130
Gold lease payable – related party	$-	$219,495,527	$219,495,527
Related party loans payable	$-	$150,525,333	$150,525,333
Third party loans payable	$-	$37,631,334	$37,631,334
Retained earnings – Unappropriated	$219,523,436	$133,065	$219,656,501
Accumulated other comprehensive income (deficit)	$(6,662,512)	$68,340,942	$61,678,430

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the three months ended June 30, 2016

	Three months ended June 30, 2016
	Previously
	Reported	Adjustment	Restated

Interest income	$624,199	$133,065	$757,264
Change in unrealized gain related to investment in gold	$-	$50,778,172	$50,778,172
Foreign currency translation loss	$(8,622,381)	$(2,096)	$(8,624,477)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the six months ended June 30, 2016

	Six months ended June 30, 2016
	Previously
	Reported	Adjustment	Restated

Interest income	$683,423	$133,065	$816,488
Change in unrealized gain related to investment in gold	$-	$68,343,038	$68,343,038
Foreign currency translation loss	$(6,659,687)	$(2,096)	$(6,661,783)

Selected Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016

	Six months ended June 30, 2016
	Previously
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,957,824	$133,065	$35,090,889
Inventories	$(502,911,887)	$651,747,004	$148,835,117
Other current assets and prepaid expenses	$(3,995,411)	$(133,065)	$(4,128,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of gold investment	$-	$(651,747,004)	$(651,747,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	$(20,387,531)	$(188,156,667)	$(208,544,198)
Proceeds from related party loans	$250,226	$150,525,333	$150,775,559
Proceeds from third party loans	$-	37,631,334	$37,631,334

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gold leased from related party in connection with the gold investment	$-	$219,495,527	$219,495,527

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, deferred tax asset and liability, investment in gold and share based compensation. Actual results could differ from those estimates.

Restricted Cash

As of June 30, 2016 and December 31, 2015, the Company had restricted cash of $234,264,347 and $26,649,687, respectively. Approximately $2.7 million was related to the bank loan with various financial institutions. Approximately $43.5 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”), China Construction Bank (“CCB”) Commerce Bank of China (“ICBC”) and CITIC Bank – see Note 20 – Gold Lease Transactions. Approximately $37.6 million was related to the third party loans – see Note 11 – Third Party Loans. Approximately $150.5 million was related to the related party loans – see Note 12 – Related Party Loans.

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

Recent Accounting Pronouncements

In January 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any that this update will have on the Company's unaudited condensed consolidated financial position, results of operations and cash flows.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES, NET

Inventories as of June 30, 2016 and December 31, 2015 consisted of the following:

	As of
	June 30,	December 31,
	2016	2015
Raw materials (A)	$28,708,009	$162,766,248
Work-in-progress (B)	101,650,866	108,276,834
Finished goods (C)	14,640,933	27,260,103
Inventory valuation allowance	-	-
Total inventory	$144,999,808	$298,303,185

(A)	Included 857,478 grams of Au9999 gold as of June 30, 2016 and 5,624,476 grams of Au9999 gold as of December 31, 2015.
(B)	Included 3,094,955 grams of Au9999 gold June 30, 2016 and 3,549,984 grams of Au9999 gold as of December 31, 2015.
(C)	Included 444,931 grams of Au9999 gold June 30, 2016 and 886,849 grams of Au9999 gold as of December 31, 2015.

As of June 30, 2016, no inventory was pledged on the debts payable because it has been fully repaid upon maturity and accordingly previously pledged inventory has been released (see Note 7).

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

c) Loan payable to Minsheng Trust, with an aggregate amount of approximately $45.2 million originated on September 17, 2015, with a maturity date of September 25, 2016. The annual interest rate was 12.5%. The loan is to be used for the Company’s working capital. Wuhan Kingold pledged 1,877,490 grams of gold with carrying value of approximately $62.9 million (RMB 418.5 million) as of June 30, 2016 to secure this loan. The Company was also required to pledge approximately $0.5 million (RMB 3 million) restricted cash with Minsheng Trust as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the Minsheng Trust, to provide a guarantee for the loan.

d) The current portion of loans payable to Yantai Huangshan Road Branch of Evergrowing Bank (see note (i) below)).

e) On April 26, 2016, the Company entered into a trust loan agreement and an amendment to the trust loan agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $75.3 million (RMB 500 million) as working capital loan. The loan is comprised of two installments, with the first installment of approximately $15.1 million (RMB 100 million) and the second installment of approximately $60.2 million (RMB 400 million). Each installment has a one-year term starting from the installment release date. For each installment, the Company is required to make the first interest payment equal to 4.1% of the principle received, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis. The Company is required to pledge 2,600 kilograms of Au9995 gold with carrying value of approximately $87.2 million as collateral to secure this loan. The loan is jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company received full proceeds in May 2016. The Company also made a restricted deposit of approximately $0.8 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

f) On April 28, 2016, Wuhan Kingold and Shanghai AJ Trust Co., Ltd. (“AJ Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, AJ Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). AJ Trust’s acquisition price for the Gold Income Right was approximately $45.2 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from AJ Trust with installments and the last installment shall be within the 24 months after establishment of the trust plan. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the related Au9999 gold under the Gold Income Right to AJ Trust. The agreement is also personally guaranteed by Mr. Zhihong Jia, our CEO and Chairman. As of June 30, 2016, the carrying value of the pledged gold was approximately $51.7 million. The Company also made a restricted deposit of $0.5 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Management believes the substance of this agreement is a debt arrangement with AJ Trust, therefore AJ Trust’s acquisition price was recorded as loan payable. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short term loan.

Interest expense for all of the short-term loans mentioned above amounted approximately to $5.1 million and $6.7 million for the three and six months ended June 30, 2016, respectively. Short term loan interest expense for the three and six months ended June 30, 2015 was $84,616 and $382,153, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – LOANS - continued

Long term loans consist of the following:

	As of
	June 30,	December 31,
	2016	2015
(h) Loans payable to Qixia Branch of Evergrowing Bank	$150,525,333	$30,808,571
(i) Loans payable to Huangshan Road Branch of Evergrowing Bank	150,224,283	-
(j) Loans payable to Anxin Trust	150,525,333
(k) Loans payable to Minsheng Trust	30,105,067
(l) Loans payable to Chang’An Trust	29,954,542
Total long term loans	$511,334,558	$30,808,571

(h) Loans payable to Evergrowing Bank – Qixia Branch

On December 18, 2015, Wuhan Kingold entered into a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $30.1 million (RMB 200 million). This loan was used to partially fund the construction of the Jewelry Park and as working capital. The loan period was from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $43.6 million. In addition, the Company’s CEO and Chairman, Mr. Zhihong Jia signed a guarantee agreement with the bank, to provide a guarantee for the loan.

In January 2016, Wuhan Kingold further entered into two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $120.4 million (RMB 800 million) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are secured by 5,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $167.8 million and are guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

(i) Loans payable to Evergrowing Bank- Yantai Huangshan Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold entered into ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $150.5 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,550,000 grams of Au9999 gold in aggregate with carrying value of approximately $186.2 million and are guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, approximately $150,525 (RMB 1 million) should be repaid on August 23, 2016 and additional approximately $150,526 (RMB 1 million) should be repaid on February 23, 2017 and accordingly these amounts have been reclassified as the current portion of the long-term loans (see note (d) above). The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. There are no financial covenant requirements for the loans. The repayment requirement is listed below:

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

(UNAUDITED)

NOTE 6 – LOANS - continued

Long term loans

(j) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”).  The agreement allows the Company to access of approximately $451.6 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The loan is subject to certain covenants required by the agreement. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 5,580,000 grams of Au9999 gold in aggregate with carrying value of approximately $187.2 million. The loan is also guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of June 30, 2016, the Company received an aggregate of approximately $150.5 million (RMB 1 billion) from the loan. The Company also made a restricted deposit of approximately $0.4 million (RMB 2.92 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Subsequently in early August 2016, the Company received additional approximately $75.3 million (RMB 500 million) from this line of credit.

k) On June 24, 2016, Wuhan Kingold entered into a loan agreement with Minsheng Trust, with an aggregate amount of approximately $30.2 million (RMB 200 million), with a maturity date of June 22, 2018. The annual interest rate was 10.85%. The loan is to be used for the working capital. Wuhan Kingold pledged 1,090,000 grams of gold with carrying value of approximately $36.6 million as of June 30, 2016 to secure this loan. The Company was also required to pledge approximately $0.3 million (RMB 2 million) restricted cash with Minsheng Trust as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the Minsheng Trust, to provide a guarantee for the loan.

(l) On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $45.2 million (RMB 300 million) for the purpose of working capital needs. The loan has a 24-month term starting from the date of releasing the loan, and bears interest at a fixed rate of 13% per annum. The loan is secured by 1,121 kilograms of Au9995 gold, which approximately $37.6 million is pledged by Wuhan Kingold. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company and shall be repaid upon maturity. As of June 30, 2016, the Company received an aggregate of approximately $30.0 million (RMB 199 million) from the loan. The Company also made a restricted deposit of approximately $0.3 million (RMB 1.99 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INVESTMENT IN GOLD

As of June 30, 2016, the Company leased a total of 6,500,000 grams of Au9999 gold in aggregate with carrying value of approximately $219.5 million from Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party (See Note 10). Together with part of its inventory, the Company pledged a total of 25,660,490 grams of Au9999 gold with carrying value of approximately $861 million for obtaining various bank loans. (See Note 6)

As of June 30, 2016, total investment in gold pledged had a fair market value of $929.3 million, which resulted in unrealized gain of $68.3 million. For the three and six months ended June 30, 2016, the Company recorded $58.8 million and $68.3 million of unrealized gain as other comprehensive income, respectively.

As of June 30, 2016, a total of 19,641,000 grams of Au9999 gold with fair value of approximately $711.3 million was pledged for long term bank loans, and therefore classified as non-current investment in gold. The remaining investment in gold of total 6,019,490 grams of Au9999 gold with fair value of approximately $218 million was classified as current asset on the Company’s condensed consolidated balance sheet as of June 30, 2016.

NOTE 10 – GOLD LEASE PAYABLE – RELATED PARTY

During six months ended June 30, 2016, the Company entered into multiple gold lease agreements with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which was controlled by the CEO and the Chairman of the Company, to lease a total of 6,500,000 grams of Au9999 gold in aggregate with carrying value of approximately $219.5 million. These leases were from March 2, 2016 to November 30, 2016. The Company recorded these transactions as gold lease payable and presented as a current liability on the Company’s condensed consolidated balance sheet as of June 30, 2016.

NOTE 11 – THIRD PARTY LOANS

On April 12, 2016, the Company entered into a loan agreement with Yantai Runtie Trade Ltd. for a total loan of approximately $30.1 million (RMB 200 million). The loan is interest free and has one year term from April 12, 2016 to April 12, 2017. In order for Yantai Runtie Trade Ltd. to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 12, 2016 to pledge restricted deposit of totaling $30.1 million (RMB 200 million) to guarantee the loan. The deposit will be refunded when the loan is repaid upon maturity by Yantai Runtie Trade Ltd.

On April 13, 2016, the Company entered into the second loan agreement with Yantai Runtie Trade Ltd. for a total loan of approximately $3 million (RMB 20 million). In order for Yantai Runtie Trade Ltd. to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 13, 2016 to pledge restricted deposit of totaling $3 million (RMB 20 million) to guarantee the loan. The loan was repaid by the Company on October 13, 2016 and the deposit was released from the bank.

On April 13, 2016, the Company entered into a loan agreement with Yantai Yongyu Trade Ltd. for a total loan of approximately $4.5 million (RMB 30 million). In order for Yantai Yongyu Trade Ltd. to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 13, 2016 to pledge restricted deposit of totaling $4.5 million (RMB 30 million) to guarantee the loan. The loan was repaid by the Company on December 14, 2016 and the deposit was released from the bank.

NOTE 12 – RELATED PARTY LOANS

Between April 12 and May 22, 2016, the Company entered into multiple loan agreements with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which was controlled by the CEO and the Chairman of the Company, for a total loan of approximately $150.5 million (RMB 1,000 million). The loans have one year term and interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch to pledge restricted deposit of totaling $150.5 million (RMB 1,000 million) to guarantee the loans. The loans were repaid by the Company on December 12, 2016 and the deposit was released from the bank.

NOTE 13 – OTHER RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2016, the Company borrowed a total of $449,809 from Mr. Zhihong Jia, the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with free of interest. As of June 30, 2016 and December 31, 2015, the due to related party amounted to $449,809 and $200,059, respectively.

For the six months end June 30, 2016 and 2015, Mr. Zhihong Jia, the CEO and Chairman of the Company, provided his personal guarantees to various financial institutions to support the Company (see Notes 6 and 7).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – INCOME TAXES

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

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

United States	$(235,312)	$(29,098)	$(530,264)	$(790,705)
Foreign	26,978,832	174,399	47,537,675	9,501,589
	$26,743,520	$145,301	$47,007,411	$8,710,884

Significant components of the income tax provision were as follows for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	6,849,780	557,373	11,660,784	3,286,274
	$6,849,780	$557,373	$11,660,784	$3,286,274
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	64	(985,503)	255,738	(1,730,028)
	64	(985,503)	255,738	(1,730,028)
Income tax provision	$6,849,844	$(428,130)	$11,916,522	$1,556,246
23

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – INCOME TAXES - continued

The components of deferred tax assets and deferred tax liability as of June 30, 2016 and December 31, 2015 consist of the following:

	As of June 30, 2016	As of December 31, 2015
Deferred tax assets:
Deferred tax assets from net operating losses from parent company	$5,535,469	$5,335,180
Valuation allowance	(5,535,469)	(5,335,180)
	$-	$-

Deferred tax liability:
Deferred tax liability from capitalized interest	$1,986,173	$1,774,993
	$ 1,986,173,	$1,774,993

NOTE 15 – EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted net income per share:

	For the three months ended June 30,		For the six months ended June 30,
	2016 Restated	2015	2016 Restated	2015
Net income attributable to common stockholders	$19,893,944	$573,619	$35,092,354	$7,154,826

Weighted average number of common shares outstanding - Basic	65,964,110	65,963,502	65,963,806	65,963,502
Effect of dilutive securities:
Unexercised warrants and options	309,136	-	6,358	-
Weighted average number of common shares outstanding - Diluted	65,273,246	65,963,502	65, 970,164	65,963,502

Earnings per share-Basic	$0.30	$0.01	$0.53	$0.11

Earnings per share-Diluted	$0.30	$0.01	$0.53	$0.11

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – OPTIONS

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

(UNAUDITED)

NOTE 16 – OPTIONS - continued

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

NOTE 17 – WARRANTS

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

NOTE 18 – NONCONTROLLING INTEREST

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

NOTE 19 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $271,684,096 and $29,544,475 as of June 30, 2016 and December 31, 2015, respectively. The cash balance held in the BVI bank accounts was $25,278 and $13,277 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company held $51,146 and $144,465 of cash balances within the United States, no balance was in excess of FDIC insurance limits of $250,000 as of June 30, 2016 and December 31, 2015, respectively.

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

NOTE 20 – GOLD LEASE TRANSACTIONS

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

NOTE 20 – GOLD LEASE TRANSACTIONS - continued

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

5)	Gold lease transactions with related party

During six months ended June 30, 2016, the Company entered into multiple gold lease agreements with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which was controlled by the CEO and the Chairman of the Company, to lease a total of 6,500,000 grams of Au9999 gold in aggregate with carrying value of approximately $219.5 million. These leases were from March 2, 2016 to November 30, 2016.

As of June 30, 2016 and December 31, 2015, aggregated of 9,232 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated carrying amounts of $319.8 million and $101.8 million, respectively. Interest expense for the leased gold for the six month period ended June 30, 2016 and 2015 were approximately $2.4 million and $3.7 million, respectively, which was included in the cost of sales. Interest expense for the leased gold for the three month period ended June 30, 2016 and 2015 were approximately $1.2 million and $1.9 million, respectively, which was included in the cost of sales.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

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

NOTE 22 – SUBSEQUENT EVENTS

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

We originally intend to develop the land and to utilize the completed Jewelry Park as our new operation center and show center, lease spaces within the Jewelry Park to other jewelry manufacturers and retailers in China, and sell developed commercial and residential properties to individual and corporate buyers. To move away from the real estate industry and to solely focus on its jewelry business, on June 27, 2016, we entered into a transfer contract with Wuhan Lianfuda Investment Management Co., Ltd. (“Wuhan Lianfuda”), an unrelated party, to sell all of its interest in the Jewelry Park to Wuhan Lianfuda (“Transfer Transaction”). Pursuant to the transfer contract, Wuhan Lianfuda is obligated to pay Wuhan Kingold RMB 1.14 billion (approximately US $171.6 million). This amount includes (1) RMB 640 million (approximately US $96.3 million) for the share acquisition fees and the construction fees that Wuhan Kingold has paid to Wuhan Wansheng; and (2) transfer fees of RMB 500 million (approximately US $75.3 million). In addition, Wuhan Kingold transfers and Wuhan Lianfuda receives all the rights and obligations in the Acquisition Agreement, including 60% stock rights of Wuhan Huayuan. Wuhan Lianfuda will undertake Wuhan Kingold’s remaining payment obligation of RMB 360 million (approximately US $54.2 million) stipulated in the Acquisition Agreement. According to an evaluation report issued by an independent evaluation agency, the evaluated value of the Jewelry Park on June 26, 2016 was approximately RMB 1.48 billion (approximately US $222.8 million). The Transfer Transaction has not been consummated as of June 30, 2016, because the inspection report and related filings have not yet been completed, and the ownership title has not been transferred to Wuhan Lianfuda as of June 30, 2016. The Company is unable to predict the actual timing of the completion of the Jewelry Park transfer because of the uncertainties in spent on the inspection and related government filings.

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

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three and six months ended June 30, 2016 and 2015 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
NET SALES	$390,260,645	$249,421,052	$672,448,702	$455,616,272

COST OF SALES
Cost of sales	(343,880,390)	(246,684,484)	(597,292,834)	(441,805,439)
Depreciation	(291,683)	(311,110)	(582,365)	(620,110)
Total cost of sales	(344,172,073)	(246,995,594)	(597,875,199)	(442,425,549)

GROSS PROFIT	46,088,572	2,425,458	74,573,503	13,190,723

OPERATING EXPENSES
Selling, general and administrative expenses	6,443,126	2,205,197	9,712,491	3,883,563
Stock compensation expenses	11,142	102,344	22,285	315,127
Depreciation	23,474	25,237	46,987	50,428
Amortization	2,891	3,096	5,781	6,170
Total operating expenses	6,480,633	2,335,874	9,787,544	4,255,288

INCOME FROM OPERATIONS	39,607,939	89,584	64,785,959	8,935,435

OTHER INCOME (EXPENSES)
Other Income	130	6,530	130	6,530
Interest Income	757,264	133,803	816,488	151,072
Interest expense	(13,621,813)	(84,616)	(18,595,166)	(382,153)
Total other income (expenses), net	(12,864,419)	55,717	(17,778,548)	(224,551)

INCOME FROM OPERATIONS BEFORE TAXES	26,743,520	145,301	47,007,411	8,710,884

INCOME TAX PROVISION (BENEFIT)
Current	6,849,780	557,373	11,660,784	3,286,274
Deferred	64	(985,503)	255,738	(1,730,028)
Total income tax provision (benefit)	6,849,844	(428,130)	11,916,522	1,556,246

NET INCOME	19,893,676	573,431	35,090,889	7,154,638
Add: net loss attributable to non-controlling interest	(268)	(188)	(1,465)	(188)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,893,944	$573,619	$35,092,354	$7,154,826

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain related to investment in gold	50,778,172		68,343,038
Total foreign currency translation gains (loss)	(8,624,477)	488,151	(6,661,783)	1,587,816
Less: foreign currency translation gain attributable to non-controlling interest	2,030	81	1,576	81
Total Other comprehensive income attributable to KINGOLD JEWELRY, INC.	$42,151,665	$488,070	$61,679,679	$1,587,735

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
Common stockholders	$62,045,609	$1,061,689	$96,772,033	$8,742,561
Non-controlling interest	1,762	-	111	-
	$62,047,371	$1,061,689	$96,772,144	$8,742,561

Earnings per share
Basic	$0.30	$0.01	$0.53	$0.11
Diluted	$0.30	$0.01	$0.53	$0.11
Weighted average number of shares
Basic	65,964,110	65,963,502	65,963,806	65,963,502
Diluted	66,273,246	65,963,502	65,970,164	65,963,502

Three Month Period Ended June 30, 2016 Compared to the Three Month Period Ended June 30, 2015

Net Sales

Net sales for the three months ended June 30, 2016 amounted to $390.3 million, an increase of $140.8 million, or 56.5%, from net sales of $249.4 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, our branded production sales accounted for 98.3% of the total sales and customized production sales accounted for 1.6% of the total sales. When comparing with three months ended June 30, 2015, our branded production sales increased by $142.3 million or 58.9%, our customized production sales decreased by $1.3 million or 16.7%.

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

Net Income Attributable to Common Stockholders

For the forgoing reasons, net income was $19.9 million for the three months ended June 30, 2016 compared to $0.6 million for the same period in 2015, an increase of $19.3 million.

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

Net Income Attributable to Common Stockholders

For the forgoing reasons, net income was $35.1 million for the six months ended June 30, 2016 compared to $7.2 million for the same period in 2015, an increase of $27.9 million.

Cash Flows

Net cash provided by operating activities.

Net cash provided by operating activities was $185.5 million for the six months ended June 30, 2016, compared with net cash used in operating activities of $23.6 million for the same period in 2015. The significant increase in net cash provided by operating activities was mainly due to our decrease in inventories of $149 million for the increased production to meet our sales demand.

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

Net cash used in investing activities.

Net cash used in investing activities was $671.6 million for the six months ended June 30, 2016, compared with net cash used in investing activities of $24.3 million for the six months ended June 30, 2015.  The significant increase in the net cash used in the investing activities was mainly because of the cash payment of $19.5 million we made for the construction of the Jewelry Park and the purchases of gold investment of $651.7 million in connection with our significant bank borrowings during the six months ended June 30, 2016,

Analysis and Expectations: Since we continue to borrow funds from the banks, we expect that cash used in investing activities may increase significantly as a result of additional gold would be purchased and used as collateral for bank loans.

Net cash provided by financing activities.

Net cash provided by financing activities was $521.2 million for the six months ended June 30, 2016, compared with net cash provided by financing activities of $48.2 million for the six months ended June 30, 2015. The increase in net cash provided by the financing activities was mainly due to the fact that we borrowed additional $611.6 million bank loans, $150.8 million from a related party and $37.6 million from two third parties during the six months ended June 30, 2016. We also repaid $9.2 million bank loans and $61.2 million debts payable upon maturity, and deposited additional $208.5 million cash as collateral for various loans.

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

As of June 30, 2016 and December 31, 2015, an aggregate of 9,232 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated carrying amounts of $319.8 million and $101.8 million, respectively. Interest expense for the leased gold for the six month period ended June 30, 2016 and 2015 was approximately $2.4 million and $3.7 million, respectively, which was included in the cost of sales. Interest expense for the leased gold for the three month period ended June 30, 2016 and 2015 were approximately $1.2 million and $1.9 million, respectively, which was included in the cost of sales.

As of June 30, 2016, we guaranteed payments to two non-related parties of approximately $37.6 million (RMB 250 million) in bank loans, and also guaranteed payment to a related party of approximately $150.5 million (RMB 1,000 million) in bank loan.

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

As of June 30, 2016, we had total outstanding loans of $865.4 million (including $165.9 million short-term loans, $511.3 million long term loans, $150.5 million related party loan and $37.6 million third party loans). The amounts outstanding under these loans are presented in our financial statements as “loans.” For additional information regarding our loans, please see Note 6, Note 11 and Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

As of June 30, 2016, we had restricted cash of $234,264,347 and investment in gold with a carrying value of approximately $860,981,000 that were pledged in connection with the bank loans and loans from investment trust companies.

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

As of June 30, 2016, the Company had 9 working capital deficit of $6.7 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

In connection with the preparation of this Quarterly Report, management determined that, as of June 30, 2016, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Cashier does not deposit cash collected into the Company’s bank accounts on a timely manner;

•	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2015;

•	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned; and

•	Lack of adequate policies and procedures in internal control to include material transaction incurred subsequent to the period end for financial statements disclosure purpose.

•	Did not record and disclose properly for related party leased gold transactions, and did not account for and record properly for guarantees, related party and third party loan transactions.

•	Failure to properly classify the investment in gold between current and long-term assets on the balance sheet.

•	Failure to properly classify the restricted cash in connection of loan obtained and guarantees provided between current and long-term assets on the balance sheet.

•	Failure to record interest income in connection to the restricted cash deposit made to guarantee for the third parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Trust Loan Agreement (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 19, 2016)
10.2	Amendment to Trust Loan Agreement (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on May 19, 2016)
10.3	Gold Income Right Transfer and Repurchase Agreement of AJ Trust & Wuhan Kingold Jewelry Gold Income Right Collective Fund Trust Plan (English translation), dated April 28, 2016, between Wuhan Kingold Jewelry Company Limited and Shanghai AJ Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on July 26, 2016)
10.4	Trust Loan Contract (English translation), dated June 6, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on August 4, 2016)
10.5	Contract to Transfer The Contractual Rights and Obligations (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Lianfuda Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.6	Office Lease (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.7	Store Lease (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.8	Trust Loan Agreement (English translation), dated July 11, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Press release dated August 12, 2016, titled “Kingold Jewelry Reports Financial Results for the Second Quarter Ended June 30, 2016.” *

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously Filed
**	Filed Herewith

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

