Form 10-Q/A
period 2016-09-30
KINGOLD JEWELRY, INC.
filed 2017-04-10
CIK 1089531

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐   Yes  ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 6, 2017, there were 66,018,867 shares of common stock outstanding, par value $0.001.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on August 12, 2016 (the "Quarterly Report"). In addition, concurrently with the filing of this amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

Firstly, the Company determined that several related and third party loans, gold leases and pledges were not properly recorded in the previously issued unaudited condensed consolidated financial statements as of September 30, 2016. The Company borrowed money to finance its purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required the Company to lease gold from a related party to satisfy its loan conditions and conduct its operations.

Secondly, because bank loans required the Company to pledge gold in favor of the lenders, such pledged gold should have been reflected as investment in gold (restricted). The Company determined that certain gold reflected as inventory for production in 2016 should instead be reflected as investment in gold (restricted) since the Company had excess gold not to be used for production. The result of this reclassification is to record the value of such gold at the fair market value of the gold, rather than at the lower of cost or market value, as would be the case for inventory used for production. Because the fair market value of gold has increased during the three and nine months ended September 30, 2016, such reclassification resulted in an unrealized gain and therefore caused an increase in equity.

The effects of the Company’s previously issued unaudited condensed consolidated financial statements as of September 30, 2016 are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of September 30, 2016

	Previously
	Reported	Adjustment	Restated

Restricted cash	$111,471,928	$184,03,924	$295,575,852
Other current assets and prepaid expenses	$4,766,011	$282,352	$5,048,363
Inventories	$1,097,089,498	$(932,529,410)	$164,560,088
Investment in gold - current	$-	$248,359,383	$248,359,383
Investment in gold - non-current	$-	$1,181,039,779	$1,181,039,779
Restricted cash – non-current	$-	$3,296,753	$3,296,753
Gold lease payable – related party	$-	$438,349,470	$438,349,470
Related party loans	$-	$149,920,542	$149,920,542
Third party loans	$-	$37,480,135	$37,480,135
Retained earnings – Unappropriated	$235,235,832	$286,214	$235,522,046
Accumulated other comprehensive income (deficit)	$(7,993,196)	$58,516,420	$50,523,224

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the three months ended September 30, 2016

	Three months ended September 30, 2016
	Previously
	Reported	Adjustment	Restated

Interest income	$1,216,697	$149.287	$1,365,984
Change in unrealized loss related to investment in gold	$-	$(9,822,756)	$(9,822,756)
Foreign currency translation loss	$(1,330,413)	$(1,766)	$(1,332,179)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the nine months ended September 30, 2016

	Nine months ended September 30, 2016
	Previously
	Reported	Adjustment	Restated

Interest income	$1,900,120	$282,352	$2,182,472
Change in unrealized gain related to investment in gold	$-	$58,520,282	$58,520,282
Foreign currency translation loss	$(7,990,100)	$(3,862)	$(7,993,962)

Selected Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016

	Nine months ended September 30, 2016
	Previously
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,669,775	$282,352	$50,952,127
Inventories	$(817,804,500)	$945,283,984	$127,479,484
Other current assets and prepaid expenses	$(3,799,223)	$(282,352)	$(4,081,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of gold investment	$-	$(945,283,984)	$(945,283,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	$(86,705,385)	$(187,400,677)	$(274,106,062)
Proceeds from related party loans	$842,226	$149,920,542	$150,762,768
Proceeds from third party loans	$-	$37,480,135	$37,480,135

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gold leased from related party in connection with the gold investment	$-	$438,349,470	$438,349,470

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$129,649,710	$3,100,569
Restricted cash	295,575,852	26,649,687
Accounts receivable	803,371	1,624,323
Inventories	164,560,088	298,303,185
Investment in gold - current	248,359,383	-
Other current assets and prepaid expenses	5,048,363	1,046,032
Value added tax recoverable	130,914,603	15,526,002
Total current assets	974,911,370	346,249,798

PROPERTY AND EQUIPMENT, NET	7,684,808	7,622,509
OTHER ASSETS
Deposit on land use right - Jewelry Park	9,047,947	9,296,763
Construction in progress- Jewelry Park	152,867,231	105,844,259
Restricted cash – non-current	3,296,753	-
Investment in gold – non-current	1,181,039,779	-
Other assets	144,733	148,713
Land use right	433,524	454,180
Deferred income tax assets	17,660,837	-
Total long-term assets	1,372,175,612	123,366,424
TOTAL ASSETS	$2,347,086,982	$469,616,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans	$195,195,961	$55,455,428
Debts payable, net	-	61,471,962
Construction payables-Jewelry Park	53,971,233	23,876,642
Deposit payable-Jewelry Park	170,908,906	22,182,171
Other payables and accrued expenses	9,935,272	6,355,979
Gold lease payable – related party	438,349,470	-
Related party loans	149,920,542	-
Third party loans	37,480,135	-
Due to related party	1,041,634	200,059
Income tax payable	24,962,897	1,119,918
Other taxes payable	977,152	710,104
Total current liabilities	1,082,743,202	171,372,263

Deferred income tax liability	-	1,774,993
Long term loans	896,971,914	30,808,571
TOTAL LIABILITIES	1,979,715,116	203,955,827
COMMITMENTS AND CONTINGENCIES

EQUITY

Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,018,867 and 65,963,502 shares issued and outstanding as of September 30, 2016 and December 31, 2015	66,018	65,963
Additional paid-in capital	80,219,824	79,990,717
Retained earnings
Unappropriated	235,522,046	184,564,147
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	50,523,224	(1,249)
Total stockholders' equity	367,298,655	265,587,121
Non-controlling interest	73,211	73,274
Total Equity	367,371,866	265,660,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,347,086,982	$469,616,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
NET SALES	$390,547,042	$263,762,713	$1,062,995,744	$719,378,985

COST OF SALES
Cost of sales	(339,845,689)	(247,894,654)	(937,138,523)	(689,700,092)
Depreciation	(286,710)	(304,849)	(869,075)	(924,958)
Total cost of sales	(340,132,399)	(248,199,503)	(938,007,598)	(690,625,050)

GROSS PROFIT	50,414,643	15,563,210	124,988,146	28,753,935

OPERATING EXPENSES
Selling, general and administrative expenses	3,931,214	3,247,362	13,643,705	7,130,925
Stock compensation expenses	11,143	102,344	33,428	417,471
Depreciation	25,102	24,776	72,089	75,204
Amortization	2,836	3,034	8,617	9,203
Total operating expenses	3,970,295	3,377,516	13,757,839	7,632,803

INCOME FROM OPERATIONS	46,444,348	12,185,694	111,230,307	21,121,132

OTHER INCOME (EXPENSES)
Other Income (expenses)	(75,748)	3,209	(75,618)	9,740
Interest Income	1,365,984	(575)	2,182,472	150,497
Interest expense	(26,551,667)	(273,953)	(45,146,833)	(656,106)
Total other expenses, net	(25,261,431)	(271,319)	(43,039,979)	(495,869)

INCOME FROM OPERATIONS BEFORE TAXES	21,182,917	11,914,375	68,190,328	20,625,263

INCOME TAX PROVISION (BENEFIT)
Current	25,230,923	71,176	36,891,707	3,357,451
Deferred	(19,909,244)	3,078,209	(19,653,506)	1,348,181
Total income tax provision	5,321,679	3,149,385	17,238,201	4,705,632

NET INCOME	15,861,238	8,764,990	50,952,127	15,919,631
Add: net loss attributable to non-controlling interest	445	448	1,910	636

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,861,683	$8,765,438	$50,954,037	$15,920,267

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) related to investment in gold	$(9,822,756)	$-	$58,520,282	$-
Total foreign currency translation loss	(1,332,179)	(10,487,596)	(7,993,962)	(8,899,780)
Add: Foreign currency translation (gain) loss attributable to non-controlling interest	(271)	2,821	(1,847)	2,739
Total Other comprehensive income (loss) attributable to KINGOLD JEWELRY, INC.	$(11,155,206)	$(10,484,775)	$50,524,473	$(8,897,041)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Common stockholders	$4,706,477	$(1,719,337)	$101,478,510	$7,023,226
Non-controlling interest	(174)	-	(63)	-
	$4,706,303	$(1,719,337)	$101,478,447	$7,023,226

Earnings per share
Basic	$0.24	$0.13	$0.77	$0.24
Diluted	$0.24	$0.13	$0.77	$0.24
Weighted average number of shares
Basic	66,018,867	65,963,502	65,982,294	65,963,502
Diluted	66,740,085	65,963,502	66,291,236	65,963,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the nine months ended September 30,
	2016	2015
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,952,127	$15,919,631
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	941,164	1,000,162
Amortization of intangible assets	8,617	9,203
Amortization of deferred financing costs	143,227	162,322
Share based compensation	229,162	417,471
Deferred tax provision (benefit)	(19,653,506)	1,348,181
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	788,112	307,315
Inventories	127,479,484	(69,261,230)
Other current assets and prepaid expenses	(4,081,575)	(134,535)
Value added tax recoverable	(117,388,028)	(9,744,403)
Increase (decrease) in:
Other payables and accrued expenses	3,673,428	2,438,517
Deposit payable Jewelry Park, net	151,362,720	23,374,347
Income tax payable	23,499,156	(886,440)
Other taxes payable	990,281	1,052,294
Net cash provided by (used in) operating activities	218,944,369	(33,997,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(306,652)	(59,406)
Purchase of gold investment	(945,283,984)	-
Cash payment in construction in progress-Jewelry Park	(20,440,112)	(26,111,485)
Net cash used in investing activities	(966,030,748)	(26,170,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from minority interest for the new subsidiary	-	73,045
Proceeds from bank loans	1,076,863,691	55,189,430
Repayments of bank loans	(54,861,388)	(16,232,185)
Restricted cash	(274,106,062)	(14,250,445)
Proceeds from related party loans	150,762,768	-
Proceeds from third party loans	37,480,135	-
Proceeds from exercise of warrants	66,439	-
(Repayment) proceeds from debt financing instruments under private placement	(60,788,241)	64,928,741
Deferred financing costs	-	(649,287)
Net cash provided by financing activities	875,417,342	89,059,299

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,781,822)	(608,719)

NET INCREASE IN CASH AND CASH EQUIVALENTS	126,549,141	28,282,524

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,569	1,331,658

CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,649,710	$29,614,182
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$45,155,522	$3,751,584
Cash paid for income tax	$12,692,294	$4,243,891

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gold leased from related party in connection with the gold investment	$438,349,470	$-

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

Kingold, Dragon Lead, Wuhan Vogue-Show, Wuhan Kingold, Kingold Internet and Yuhuang are hereinafter collectively referred to as the “Company.”

Restatement of Financial Statements

In connection with its review of the consolidated financial statements for the fiscal year ended December 31, 2016, management of the Company determined that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2016 should be amended to correct errors in those financial statements.

Firstly, the Company determined that several related and third party loans, gold leases and pledges were not properly recorded in the previously issued unaudited condensed consolidated financial statements as of September 30, 2016. The Company borrowed money to finance its purchases of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required the Company to lease gold from a related party to satisfy its loan conditions and conduct its operations.

Secondly, because bank loans required the Company to pledge gold in favor of the lenders, such pledged gold should have been reflected as investment in gold (restricted). The Company determined that certain gold reflected as inventory for production in 2016 should instead be reflected as investment in gold (restricted) since the Company had excess gold not to be used for production. The result of this reclassification is to record the value of such gold at the fair market value of the gold, rather than at the lower of cost or market value, as would be the case for inventory used for production. Because the fair market value of gold has increased during the three and nine months ended September 30, 2016, such reclassification resulted in an unrealized gain and therefore caused an increase in equity.

The effects of the Company’s previously issued unaudited condensed consolidated financial statements as of September 30, 2016 are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of September 30, 2016

	Previously
	Reported	Adjustment	Restated

Restricted cash	$111,471,928	$184,03,924	$295,575,852
Other current assets and prepaid expenses	$4,766,011	$282,352	$5,048,363
Inventories	$1,097,089,498	$(932,529,410)	$164,560,088
Investment in gold - current	$-	$248,359,383	$248,359,383
Investment in gold - non-current	$-	$1,181,039,779	$1,181,039,779
Restricted cash – non-current	$-	$3,296,753	$3,296,753
Gold lease payable – related party	$-	$438,349,470	$438,349,470
Related party loans	$-	$149,920,542	$149,920,542
Third party loans	$-	$37,480,135	$37,480,135
Retained earnings – Unappropriated	$235,235,832	$286,214	$235,522,046
Accumulated other comprehensive income (deficit)	$(7,993,196)	$58,516,420	$50,523,224

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the three months ended September 30, 2016

	Three months ended September 30, 2016
	Previously
	Reported	Adjustment	Restated

Interest income	$1,216,697	$149.287	$1,365,984
Change in unrealized loss related to investment in gold	$-	$(9,822,756)	$(9,822,756)
Foreign currency translation loss	$(1,330,413)	$(1,766)	$(1,332,179)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Income information for the nine months ended September 30, 2016

	Nine months ended September 30, 2016
	Previously
	Reported	Adjustment	Restated

Interest income	$1,900,120	$282,352	$2,182,472
Change in unrealized gain related to investment in gold	$-	$58,520,282	$58,520,282
Foreign currency translation loss	$(7,990,100)	$(3,862)	$(7,993,962)

Selected Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016

	Nine months ended September 30, 2016
	Previously
	Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,669,775	$282,352	$50,952,127
Inventories	$(817,804,500)	$945,283,984	$127,479,484
Other current assets and prepaid expenses	$(3,799,223)	$(282,352)	$(4,081,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of gold investment	$-	$(945,283,984)	$(945,283,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	$(86,705,385)	$(187,400,677)	$(274,106,062)
Proceeds from related party loans	$842,226	$149,920,542	$150,762,768
Proceeds from third party loans	$-	$37,480,135	$37,480,135

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gold leased from related party in connection with the gold investment	$-	$438,349,470	$438,349,470

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, the recoverability of long-lived assets, allowance for doubtful accounts, deferred tax assets and liabilities, investment in gold and share based compensation. Actual results could differ from those estimates.

Restricted Cash

As of September 30, 2016 and December 31, 2015, the Company had restricted cash of $298,872,605 and $26,649,687, respectively. Approximately $5.3 million was related to the bank loan with various financial institutions. Approximately $106.2 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”), China Construction Bank (“CCB”) Commerce Bank of China (“ICBC”) and CITIC Bank – see Note 20 – Gold Lease Transactions.  Approximately $37.5 million was related to the third party loans – see Note 11 – Third Party Loans. Approximately $150 million was related to the related party loans – see Note 12 – Related Party Loans.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - INVENTORIES, NET

Inventories as of September 30, 2016 and December 31, 2015 consisted of the following:

	As of
	September 30,	December 31,
	2016	2015
Raw materials (A)	$86,993,397	$162,766,248
Work-in-progress (B)	62,506,029	108,276,834
Finished goods (C)	15,060,662	27,260,103
Inventory valuation allowance	-	-
Total inventory	$164,560,088	$298,303,185

(A)	Included 2,485,927 grams of Au9999 gold as of September 30, 2016 and 5,624,476 grams of Au9999 gold as of December 31, 2015.

(B)	Included 1,817,026 grams of Au9999 gold September 30, 2016 and 3,549,984 grams of Au9999 gold as of December 31, 2015.

(C)	Included 436,684 grams of Au9999 gold September 30, 2016 and 886,849 grams of Au9999 gold as of December 31, 2015.

As of September 30, 2016, no inventory was pledged on the debts payable because it has been fully repaid upon maturity and accordingly previously pledged inventory has been released (see Note 7).

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

e) On April 26, 2016, the Company entered into a trust loan agreement and an amendment to the trust loan agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $75 million (RMB 500 million) as working capital loan. The loan is comprised of two installments, with the first installment of approximately $15 million (RMB 100 million) and the second installment of approximately $60 million (RMB 400 million). Each installment has a one-year term starting from the installment release date. For each installment, the Company is required to make the first interest payment equal to 4.1% of the principal received, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis. The Company is required to pledge 2,600 kilogram of Au9995 gold with carrying value of approximately $91 million as collateral to secure this loan. The loan is jointly guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company received full proceeds in May 2016. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

On July 11, 2016, the Company entered into a Trust Loan Agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $75 million (RMB 500 million) as a working capital loan. The Company is required to make first interest payment equal to 4.1% of the loan principal amount within 3 days after the loan proceeds are received. Subsequently, the Company is subject to 8% interest which will be paid on a semiannual basis. The term of the loan is one year from the payment release date and could be extended for one additional year. The Company is required to pledge 2,660 kilogram of Au9995 gold with carrying value of approximately $93.1 million as collateral. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – LOANS - continued

f) On April 28, 2016, Wuhan Kingold and Shanghai AJ Trust Co., Ltd. (“AJ Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, AJ Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). AJ Trust’s acquisition price for the Gold Income Right was approximately $45 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from AJ Trust with installments and the last installment shall be within the 24 months after establishment of the trust plan. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the 1,542 kilograms of related Au9999 gold under the Gold Income Right to AJ Trust. The agreement is also personally guaranteed by Mr. Zhihong Jia, the CEO and Chairman. As of September 30, 2016, the carrying value of the pledged gold was approximately $54 million. The Company also made a restricted deposit of $0.4 million (RMB 3 million) to secure this loan. The deposit will be refunded when the loan is repaid upon maturity. Management believes the substance of this agreement is a debt arrangement with AJ Trust, therefore AJ Trust’s acquisition price was recorded as loan payable. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short term loan.

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

(h) Loans payable to Evergrowing Bank – Qixia Branch

On December 18, 2015, Wuhan Kingold entered a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $30 million (RMB 200 million). This loan was used to partially fund the construction of the Jewelry Park and as working capital. The loan period was from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $45.5 million. In addition, the Company’s CEO and Chairman, Mr. Zhihong Jia signed a guarantee agreement with the bank, to provide a guarantee for the loan.

In January 2016, Wuhan Kingold further entered into two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $119.9 million (RMB 800 million) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are secured by 5,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $175.1 million and are guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – LOANS - continued

(i) Loans payable to Evergrowing Bank- Yantai Huangshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold entered into ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $149.9 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,550,000 grams of Au9999 gold in aggregate with carrying value of approximately $194 million and are guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, approximately $149,920 (RMB 1 million) was repaid in August 2016. Approximately $149,920 (RMB 1 million) should be repaid on February 23, 2017 and another $149,920 (RMB 1 million) should be repaid in August 23, 2017. Accordingly, these amounts have been reclassified as the current portion of the long-term loans. The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. The repayment requirement is listed below:

As of September 30, 2016
February 23, 2017	$149,920
August 23, 2017	149,920
February 23, 2018 – March 24, 2018	149,470,332
Total	149,770,172

Short term portion (refer to short term loan – d)	299,840
Long term portion	$149,470,332

(j) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold entered into a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $449.8 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or less. The loan is subject to certain covenants required by the agreement. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 13,020,000 grams of Au9999 gold in aggregate with carrying value of approximately $455.9 million. The loan is also guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of September 30, 2016, the Company received an aggregate of approximately $374.8 million (RMB 2.5 billion) from the loan. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. On October 11, 2016, the Company subsequently obtained additional loan of approximately $75 million (RMB 500 million) from Anxin Trust under the same loan agreement.

(k) On June 24, 2016, Wuhan Kingold entered into a loan agreement with Minsheng Trust, with an aggregate amount of approximately $30 million (RMB 200 million), with a maturity date of June 22, 2018. The annual interest rate was 10.85%. The loan is to be used for the working capital. Wuhan Kingold pledged 1,090,000 grams of gold with carrying value of approximately $38.2 million as of September 30, 2016 to secure this loan. The Company was also required to pledge approximately $0.3 million (RMB 2 million) restricted cash with Minsheng Trust as collateral. In addition, the Company’s CEO, Mr. Zhihong Jia and his wife, Ms. Lili Huang, jointly signed a guarantee agreement with the Minsheng Trust, to provide a guarantee for the loan.

(l) On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $45 million (RMB 300 million) for the purpose of working capital needs. The loan has a 24-month term starting from the date of releasing the loan, and bears interest at a fixed rate of 13% per annum. The loan is secured by 1,121 kilograms of Au9995 gold, which approximately $39.3 million is pledged by Wuhan Kingold. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company and shall be repaid upon maturity. As of September 30, 2016, the Company received an aggregate of approximately $29.8 million (RMB 199 million) from the loan. The Company also made a restricted deposit of approximately $0.3 million (RMB 1.99 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – LOANS - continued

(m) On September 7, 2016, the Company entered into a trust loan agreement with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $149.9 million (RMB 1 billion) as working capital loan. The loan period is 24 months from September 7, 2016 to September 7, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 8.46% (the Company is required to make the first interest payment equal to 1.21% of the principal received, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%). The Company is required to pledge 2,345 kilograms of Au9999 gold with carrying value of approximately $82.1 million as collateral to secure this loan. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of September 30, 2016, the Company received an aggregate of approximately $75 million (RMB 500 million) from the loan. On October 13, 2016, the Company subsequently obtained additional loan of approximately $75 million (RMB 500 million) from Sichuan Trust under the same loan agreement.

(n) On September 7, 2016, the Company entered into a loan agreement with China Aviation Capital Investment Management (Shenzhen) ("China Aviation Capital") to borrow a maximum of approximately $90 million (RMB 600 million) as working capital loan. The first installment of the loan is approximately $43.5 million (approximately RMB 290 million) with a period of 24 months from September 7, 2016 to September 7, 2018. For the loan obtained, the Company is required to make interest payments calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received. The Company is required to pledge 1,473 kilograms of Au9999 gold with carrying value of approximately $51.6 million as collateral to secure this loan. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of September 30, 2016, the Company received an aggregate of approximately $43.5 million (approximately RMB 290 million) from the loan.

(o) On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $45 million (RMB 300 million) as working capital loan for the purpose of purchasing of gold solely with a period of 24 months from August 29, 2016 to August 29, 2018. For the loan obtained, the Company is required to make interest payments calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principal amount received is required to be paid before December 25, 2016; (2) the remaining interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company is required to pledge 1,447 kilograms of Au9999 gold with carrying value of approximately $50.7 million as collateral to secure this loan. The loan is guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company. As of September 30, 2016, approximately $44.5 million (RMB 297 million) of the loan was received by the Company. On October 9, 2016, the Company subsequently received the rest of $0.4 million (RMB 3 million) of the loan.

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

NOTE 9 – INVESTMENT IN GOLD

As of September 30, 2016, the Company leased total of 12,500,000 grams of Au9999 gold in aggregate with carrying value of approximately $438.3 million from Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party (See Note 10). Together with part of its inventory, the Company pledged a total of 39,148,000 grams of Au9999 gold with carrying value of approximately $1,370.9 million for obtaining various bank loans. (See Note 6)

As of September 30, 2016, total investment in gold pledged had a fair market value of $1,429.4 million, which resulted in unrealized gain of $58.5 million. For the three and nine months ended September 30, 2016, the Company recorded $9.8 million of unrealized loss and $58.5 million of unrealized gain as other comprehensive income (loss), respectively.

As of September 30, 2016, a total of 32,346,000 grams of Au9999 gold with fair value of approximately $1,181 million was pledged for long term bank loans, and therefore classified as non-current investment in gold. The remaining investment in gold of total 6,802,000 grams of Au9999 gold with fair value of approximately $248.4 million was classified as current asset on the Company’s condensed consolidated balance sheet as of September 30, 2016.

NOTE 10 – GOLD LEASE PAYABLE – RELATED PARTY

During nine months ended September 30, 2016, the Company entered into multiple gold lease agreements with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which was controlled by the CEO and the Chairman of the Company, to lease a total of 12,500,000 grams of Au9999 gold in aggregate with carrying value of approximately $438.3 million. These leases were from March 2, 2016 to November 30, 2016. The Company recorded these transactions as gold lease payable and presented as a current liability on the Company’s condensed consolidated balance sheet as of September 30, 2016.

NOTE 11 – THIRD PARTY LOANS

On April 12, 2016, the Company entered into a loan agreement with Yantai Runtie Trade Ltd. for a total loan of approximately $30 million (RMB 200 million). The loan is interest free and has one year term from April 12, 2016 to April 12, 2017. In order for Yantai Runtie Trade Ltd, to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 12, 2016 to pledge restricted deposit of totaling $30 million (RMB 200 million) to guarantee the loan. The deposit will be refunded when the loan is repaid upon maturity by Yantai Runtie Trade Ltd.

On April 13, 2016, the Company entered into the second loan agreement with Yantai Runtie Trade Ltd. for a total loan of approximately $3 million (RMB 20 million). In order for Yantai Runtie Trade Ltd, to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 13, 2016 to pledge restricted deposit of totaling $3 million (RMB 20 million) to guarantee the loan. The loan was repaid by the Company on October 13, 2016 and the deposit was released from the bank.

On April 13, 2016, the Company entered into a loan agreement with Yantai Yongyu Trade Ltd. for a total loan of approximately $4.5 million (RMB 30 million). In order for Yantai Yongyu Trade Ltd, to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 13, 2016 to pledge restricted deposit of totaling $4.5 million (RMB 30 million) to guarantee the loan. The loan was repaid by the Company on December 14, 2016 and the deposit was released from the bank.

NOTE 12 – RELATED PARTY LOANS

Between April 12 and May 22, 2016, the Company entered into multiple loan agreements with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which was controlled by the CEO and the Chairman of the Company, for a total loan of approximately $149.9 million (RMB 1,000 million). The loans have one year term and interest free. In order for Kangbo to get the loan from the bank, Wuhan Kingold signed a guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch to pledge restricted deposit of totaling $149.9 million (RMB 1,000 million) to guarantee the loans. The loans were repaid by the Company on December 12, 2016 and the deposit was released from the bank.

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

NOTE 14 - INCOME TAXES

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

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

United States	$(170,311)	$(194,487)	$(700,575)	$(985,192)
Foreign	21,353,228	12,108,862	68,890,903	21,610,455
	$21,182,917	$11,914,375	$68,190,328	$20,625,263

Significant components of the income tax provision were as follows for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	25,230,923	71,176	36,891,707	3,357,451
	$25,230,923	$71,176	$36,891,707	$3,357,451
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(19,909,244)	3,078,209	(19,653,506)	1,348,181
	(19,909,244)	3,078,209	(19,653,506)	1,348,181
Income tax provision	$5,321,679	$3,149,385	$17,238,201	$4,705,632

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - INCOME TAXES - continued

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

NOTE 15 - EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2016 (Restated)	2015	2016 (Restated)	2015
Net income attributable to common stockholders	$15,861,683	$8,764,990	$50,954,037	$15,919,631

Weighted average number of common shares outstanding - Basic	66,018,867	65,963,502	65,982,294	65,963,502
Effect of dilutive securities:
Unexercised warrants and options	721,218	-	308,942	-
Weighted average number of common shares outstanding - Diluted	66,740,085	65,963,502	66,291,236	65,963,502

Earnings per share-Basic	$0.24	$0.13	$0.77	$0.24

Earnings per share-Diluted	$0.24	$0.13	$0.77	$0.24

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 - OPTIONS

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

NOTE 17 - WARRANTS

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

NOTE 18- NONCONTROLLING INTEREST

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

NOTE 19 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $428,331,255 and $29,544,475 as of September 30, 2016 and December 31, 2015, respectively. The cash balance held in the BVI bank accounts was $35,163 and $13,277 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company held $155,897 and $144,465 of cash balances within the United States, no balance was in excess of FDIC insurance limits of $250,000 as of September 30, 2016 and December 31, 2015, respectively.

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

NOTE 20 - GOLD LEASE TRANSACTIONS

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

NOTE 20 - GOLD LEASE TRANSACTIONS – continued

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

4)	Gold lease transactions with related party

During nine months ended September 30, 2016, the Company signed multiple gold lease agreements with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which was controlled by the CEO and the Chairman of the Company, to lease a total of 12,500,000 grams of Au9999 gold in aggregate with carrying value of approximately $438.3 million. These leases were from March 2, 2016 to November 30, 2016.

As of September 30, 2016 and December 31, 2015, a total amount of 13,920 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated carrying amounts of $490.9 million and $101.8 million, respectively. Interest expense for the leased gold for the nine month period ended September 30, 2016 and 2015 were approximately $3.3 million and $5.6 million, respectively, which was included in the cost of sales. Interest expense for the leased gold for the three month period ended September 30, 2016 and 2015 were approximately $0.9 million and $1.9 million, respectively, which was included in the cost of sales.

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
(UNAUDITED)

NOTE 22 – CONVERTIBLE NOTE PURCHASE AGREEMENT

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

NOTE 23 – SUBSEQUENT EVENTS

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

Results of Operations

The following table sets forth our statements of income (unaudited) for the three and nine months ended September 30, 2016 and 2015 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
NET SALES	$390,547,042	$263,762,713	$1,062,995,744	$719,378,985

COST OF SALES
Cost of sales	(339,845,689)	(247,894,654)	(937,138,523)	(689,700,092)
Depreciation	(286,710)	(304,849)	(869,075)	(924,958)
Total cost of sales	(340,132,399)	(248,199,503)	(938,007,598)	(690,625,050)

GROSS PROFIT	50,414,643	15,563,210	124,988,146	28,753,935

OPERATING EXPENSES
Selling, general and administrative expenses	3,931,214	3,247,362	13,643,705	7,130,925
Stock compensation expenses	11,143	102,344	33,428	417,471
Depreciation	25,102	24,776	72,089	75,204
Amortization	2,836	3,034	8,617	9,203
Total operating expenses	3,970,295	3,377,516	13,757,839	7,632,803

INCOME FROM OPERATIONS	46,444,348	12,815,694	111,230,307	21,121,132

OTHER INCOME (EXPENSES)
Other Income (expenses)	(75,748)	3,209	(75,618)	9,740
Interest Income	1,365,984	(575)	2,182,472	150,497
Interest expense	(26,551,667)	(273,953)	(45,146,833)	(656,106)
Total other expenses, net	(25,261,431)	(271,319)	(43,039,979)	(495,869)

INCOME FROM OPERATIONS BEFORE TAXES	21,182,917	11,914,375	68,190,328	20,625,263

INCOME TAX PROVISION (BENEFIT)
Current	25,230,923	71,176	36,891,707	3,357,451
Deferred	(19,909,244)	3,078,209	(19,653,506)	1,348,181
Total income tax provision	5,321,679	3,149,385	17,238,201	4,705,632

NET INCOME	15,861,238	8,764,990	50,952,127	15,919,631
Add: net loss attributable to non-controlling interest	445	448	1,910	636

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,861,683	$8,765,438	$50,954,037	$15,920,267

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) related to investment in gold	$(9,822,756)	$-	$58,520,282	$-
Total foreign currency translation loss	(1,332,179)	(10,487,596)	(7,993,962)	(8,899,780)
Less: foreign currency translation gain attributable to non-controlling interest	271	2,821	1,847	2,739
Total Other comprehensive income (loss) attributable to KINGOLD JEWELRY, INC.	$(11,155,206)	$(10,484,775)	$50,524,473	$(8,897,041)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Common stockholders	$4,706,477	$(1,719,337)	$101,478,510	$7,023,226
Non-controlling interest	(174)	-	(63)	-
	$4,706,303	$(1,719,337)	$101,478,447	$7,023,226

Earnings per share
Basic	$0.24	$0.13	$0.77	$0.24
Diluted	$0.24	$0.13	$0.77	$0.24
Weighted average number of shares
Basic	66,018,867	65,963,502	65,982,294	65,963,502
Diluted	66,740,085	65,963,502	66,291,236	65,963,502

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

 Net Income Attributable to Common Stockholders

For the forgoing reasons, net income was $15.9 million for the three months ended September 30, 2016 compared to $8.8 million for the same period in 2015, an increase of $7.1 million.

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

Net Income Attributable to Common Stockholders

For the forgoing reasons, net income was $50.9 million for the nine months ended September 30, 2016 compared to $15.9 million for the same period in 2015, an increase of $35 million.

Cash Flows

Net cash provided by operating activities.

Net cash provided by operating activities was $218.9 million for the nine months ended September 30, 2016, compared with net cash used in operating activities of $34.0 million for the same period in 2015. The significant increase in net cash provided by operating activities was mainly due to the decrease in inventories of $127.5 million for the increased production to meet our sales demand and an increase of deposit in the Jewelry Park for $151.3 million.

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

Net cash used in investing activities.

Net cash used in investing activities was $966 million for the nine months ended September 30, 2016, compared with net cash used in investing activities of $26.2 million for the nine months ended September 30, 2015.  The significant increase in the net cash used in the investing activities was mainly because of the cash payment of $20.4 million we made for the construction of the Jewelry Park and the purchases of gold investment of $945.3 million in connection with our significant bank borrowings during the nine months ended September 30, 2016.

Analysis and Expectations: Since we continue to borrow funds from the banks, we expect that cash used in investing activities may increase significantly as a result of additional gold would be purchased and used as collateral for bank loans.

Net cash provided by financing activities.

Net cash provided by financing activities was $875.4 million for the nine months ended September 30, 2016, compared with net cash provided by financing activities of $89.1 for the nine months ended September 30, 2015. The increase net cash provided by the financing activities was mainly due to the fact that we borrowed additional $1,077 million bank loans, $150.8 million from a relate party and $37.5 million from two third parties during the nine months ended September 30, 2016. We also repaid $54.9 million bank loans and $60.8 million debts payable upon maturity, and deposited additional $274 million cash as collateral for various loans.

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

As of September 30, 2016 and December 31, 2015, an aggregate of 13,920 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated carrying amounts of $490.9 million and $101.8 million, respectively.

As of September 30, 2016, we guaranteed payments to two non-related parties of approximately $37.5 million (RMB 250 million) in bank loans, and also guaranteed payment to a related party of approximately $150 million (RMB 1,000 million) in bank loan.

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

As of September 30, 2016, we had total outstanding loans of $1,279.6 million (including $195.2 million short-term loans, $897 million long term loans, $149.9 million related party loans and $37.5 million third party loans). The amounts outstanding under these bank loans are presented in our financial statements as “loans.” For additional information regarding our loans, please see Note 6, Note 11 and Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of September 30, 2016, the Company had negative working capital of $107.8 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Convertible Note Purchase Agreement, dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.2	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.3	Trust Loan Agreement (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 19, 2016)
10.4	Amendment to Trust Loan Agreement (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on May 19, 2016)
10.5	Gold Income Right Transfer and Repurchase Agreement of AJ Trust & Wuhan Kingold Jewelry Gold Income Right Collective Fund Trust Plan (English translation), dated April 28, 2016, between Wuhan Kingold Jewelry Company Limited and Shanghai AJ Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on July 26, 2016)
10.6	Trust Loan Contract (English translation), dated June 24, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on August 4, 2016)
10.7	Contract to Transfer the Contractual Rights and Obligations (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Lianfuda Investment Management Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.8	Office Lease (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)

10.9	Store Lease (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on July 29, 2016)
10.10	Trust Loan Agreement (English translation), dated July 11, 2016, between Wuhan Kingold Jewelry Company Limited and The National Trust Ltd. (incorporated by reference to Exhibit 10.8 to our Quarterly Report filed on Form 10-Q with the Commission on August 12, 2016)
10.11	Trust Loan Agreement (English translation), dated August 29, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Investment Trust *
10.12	Trust Loan Agreement (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Ltd. *
10.13	Loan Agreement (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and China Aviation Capital Investment Management (Shenzhen) Co., Ltd. *
10.14	General Entrusted Loan Agreement (English translation), dated September 30, 2016, among Wuhan Kingold Jewelry Company Limited and Hubei Asset Management Co., Ltd. and Industrial & Commercial Bank of China *
10.15	Trust Loan Agreement (English translation), dated October 14, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. *
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	Press release dated November 14, 2016, titled “Kingold Jewelry Reports Financial Results for the Third Quarter Ended September 30, 2016.” *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Previously Filed
**	Filed Herewith

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

