Form 10-K
period 2016-12-31
KINGOLD JEWELRY, INC.
filed 2017-04-17
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes ☒   No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $87,582,164.40 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of April 14, 2017 was 66,018,867.

2016 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

•	changes in the market price of gold;

•	our ability to implement the key initiatives of, and realize the gross and operating margins and projected benefits (in the amounts and time schedules we expect) from, our business strategy;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a general economic downturn, a recession globally, or sudden disruption in business conditions, and our ability to withstand an economic downturn, recession, cost inflation, competitive or other market pressures, or conditions;

•	the effect of political, economic, legal, tax and regulatory risks imposed on us, including foreign exchange or other restrictions, adoption, interpretation and enforcement of foreign laws including any changes thereto, as well as reviews and investigations by government regulators that have occurred or may occur from time to time, including, for example, local regulatory scrutiny in China;

•	our ability to manage growth;

•	our ability to successfully identify new business opportunities and identify and analyze acquisition candidates, secure financing on favorable terms and negotiate and consummate acquisitions as well as to successfully integrate or manage any acquired business;

•	our ability to integrate acquired businesses;

•	the effect of economic factors, including inflation and fluctuations in interest rates and currency exchange rates, foreign exchange restrictions and the potential effect of such factors on our business, results of operations and financial condition;

•	our ability to retain and attract senior management and other key employees;

•	any internal investigations and compliance reviews of Foreign Corrupt Practices Act and related U.S. and foreign law matters in China and additional countries, as well as any disruption or adverse consequences resulting from such investigations, reviews, related actions or litigation;

•	changes in the People’s Republic of China or U.S. tax laws;

•	increased levels of competition, and competitive uncertainties in our markets, including competition from companies in the gold jewelry industry in the PRC, some of which are larger than we are and have greater resources;

•	the impact of the seasonal nature of our business, adverse effect of rising energy, commodity and raw material prices, changes in market trends, purchasing habits of our consumers and changes in consumer preferences;

•	our ability to protect our intellectual property rights;

•	the risk of an adverse outcome in any material pending and future litigations;

•	our ratings, our access to cash and financing and ability to secure financing at attractive rates;

•	our ability to comply with environmental laws and regulations;

•	our continuing relationship with major banks in China with whom we have certain gold lease agreements and working capital loans;

•	the investment in gold may be deficient if the fair market value of the pledged gold in connection with the loans declines, then we may need to increase the pledged gold inventory for the loan collateral or add the restricted cash.

•	other risks. We undertake no obligation to update any such forward-looking statements, except as required by law.

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

We have historically sold our products directly to distributors, retailers and other wholesalers, who then sell our products to consumers through retail counters located in both department stores and other traditional stand-alone jewelry stores. We sell our products to our customers at a price that reflects the market price of the base material, plus a mark-up reflecting our design fees and processing fees. Typically this mark-up is approximately ranges from 3% – 6% of the price of the base material. In April 2015, we established a new subsidiary Wuhan Kingold Internet Co., Ltd. and started the online sales of our jewelry products to customers. However, the online sales were immaterial for 2015 and 2016. In May 2015, Kingold Internet established a 100% controlled subsidiary Yuhuang Jewelry Design Co., Ltd (“Yuhuang”). Yuhuang engages in the jewelry design business.

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold.

We aim to become an increasingly important participant in the PRC’s gold jewelry design and manufacturing sector. In addition to expanding our design and manufacturing capabilities, our goal is to provide a large variety of gold products in unique styles and superior quality under our brand, Kingold.

To broaden our business lines and strengthen our processing capacity, in October 2013, we entered into an agreement (“the Acquisition Agreement”) to acquire the operating rights for 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) of land in Wuhan for an aggregate purchase price of RMB 1 billion (approximately $144 million at the spot rate). The $144 million includes the land use right costs and the construction costs of the Jewelry Park. We financed the installment payments paid to date through bank loans. The land use rights are held in the Shanghai Creative Industry Park, which we intended to rename as the Kingold Jewelry Cultural Industry Park (the “Jewelry Park”). The acquisition was structured as an equity purchase of the company holding the land use rights, with Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) (i) initially granting us a portion of ownership of Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”), (ii) granting us the right to appoint the chief financial officer for the project to supervise and manage the use of funds, and (iii) naming Wuhan Wansheng as agent for the completion of the construction.

We originally intended to develop the land and to utilize the completed Jewelry Park as our new operation center and show center and rent spaces within the Jewelry Park to other jewelry manufacturers and retailers in China, and sell developed commercial and residential properties to individual and corporate buyers. To move away from the real estate industry and to solely focus on its jewelry business, on June 27, 2016, we entered into a transfer contract with Wuhan Lianfuda Investment Management Co., Ltd. (“Wuhan Lianfuda”), an unrelated party, to sell all of our interest in the Jewelry Park to Wuhan Lianfuda (“Transfer Transaction”). Pursuant to the transfer contract, Wuhan Lianfuda paid Wuhan Kingold RMB 1.14 billion (approximately $164.2 million). This amount includes (1) RMB 640 million (approximately $92.2 million) for the share acquisition fees and the construction fees that Wuhan Kingold has paid to Wuhan Wansheng; and (2) transfer fees of RMB 500 million (approximately $72 million). In addition, Wuhan Kingold transferred to Wuhan Lianfuda all the rights and obligations in the Transfer Transaction Agreement, including 60% stock rights of Wuhan Huayuan. Wuhan Lianfuda undertook Wuhan Kingold’s remaining payment obligation of RMB 360 million (approximately US $51.8 million) stipulated in the Acquisition Agreement.

Before the Transfer Transaction, the carrying value of Jewelry Park was approximately $162.6 million (RMB 1.08 billion), included the following components (1) Land use right of approximately $9.1 million (RMB 60.4 million), which represents the total cost of the Land Use Right and (2) the construction progress of approximately $153.5 million (RMB 1.02 billion), consisting of the Company’s cash payment of approximately $87.2 million (RMB 580 million) towards the construction of Jewelry Park project, capitalized interest of approximately $12 million (RMB 80 million), and the construction payable of approximately $54.2 million (RMB 360 million) has been accrued based on the billing request by the construction company Wuhan Wansheng.

On December 22, 2016, the project passed all inspections and completed acceptance procedures. The Company transferred its 60% ownership in Wuhan Huayuan to Wuhan Lianfuda to complete the transaction. In connection with the Jewelry Park Transfer Transaction, Wuhan Lianfuda undertook Wuhan Kingold’s remaining payment obligation of $54.2 million (RMB 360 million).

As of the transfer date, the carrying value of Jewelry Park was approximately $162.6 million (RMB 1,080 million), with total construction payables and deposit payable of approximately $225.8 million (RMB 1,500 million). For the year ended December 31, 2016, the Company recognized gain of $63,212,496 in connection with transfer.

Beginning in 2016, we started investing in gold, in addition to purchasing gold for inventory. We borrowed money to finance the purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required us to lease gold from a related party to satisfy the loan conditions and conduct the operations.

Industry and Market Overview

The Global Market

Global consumer demand for gold in 2016 reached a 3-year high of 4,308.7 tons, according to the World Gold Council’s Gold Demand Trends Full Year 2016. In terms of tonnage, jewelry accounted for 47.4% of total demand in 2016, while investments (mainly bars and coins) accounted for 23.9%.

According to the World Gold Council, China and India continue to consume the most jewelry of any market in the world, and in 2016 together generated 56% of total annual jewelry demand globally. China consumed a total of 629 tons of jewelry in 2016, while India consumed 514 tons.

The PRC Market

China’s market for jewelry and other luxury goods is expanding rapidly over the decade, in large part due to China’s rapid economic growth. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by approximately 6.7% and 6.9% in 2016 and 2015, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit, private consumption has grown at a 9.0% compound annual growth rate over the last decade.

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

In volume terms, Chinese consumer demand for gold investment increased in 2016. Chinese total consumer demand for gold investment (mainly bars and coins) reached 286.4 tons in 2016, the highest level since 2013. This was slightly above the 5-year average of 275 tons.

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

We have established the Kingold brand through our focused sales and marketing efforts, and we believe that it is well known in China. We continue to devote significant efforts towards brand development and marketing in an attempt to enhance the market recognition of our products, such as our Mgold jewelry line of products. Our brand awareness was demonstrated in part by “Kingold” being named a “Famous Brand in Hubei Province,” “Famous Brand in China,” and “Famous Jewelry Brand”. We believe these awards have added credibility to and strengthened customers’ confidence in our products. We have also participated in various exhibitions and trade fairs to promote our products and brands.

We have a well-established distribution network throughout China.

We have been actively operating in this industry for more than ten years. In the jewelry industry, a well-established and well-maintained distribution network is critical to success. We have established stable and mutually beneficial business relationships with a range of business partners, including large distributors, wholesalers, and retailers. These relationships are essential to our company, and provide us with a key competitive advantage. We have distributors in most provinces, municipalities and autonomous regions in PRC.

We believe that we have significant advantages in the areas of capacity, technology and talent when compared to our competitors.

We have expanded our capacity significantly in recent years. In 2015, we processed 24-karat gold jewelry and Chinese ornaments with a total weight of approximately 56.5 tons, which was slightly decreased as compared to prior year production of approximately 60.1 tons in 2014. In fiscal 2016, our actual production was 75.3 tons, which was substantially increased as compared to the production in 2015. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately just one gram per kilogram of gold.

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

We have been a member of the Shanghai Gold Exchange, or the Exchange, since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Exchange is limited. The Exchange possesses a membership system and only members can buy gold through its trading system. As of March 21, 2017, there were approximately 253 members of the Exchange throughout China. Non-members who want to purchase gold must deal with members of the Exchange at a higher purchase price compared to the price afforded to members of the Exchange.

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

Supply of Raw Materials

We purchase gold, our major raw material, directly from the Shanghai Gold Exchange. Our membership grants us the right to purchase gold from the Exchange, a right that is not available to non-members. We also lease gold from certain leading Chinese commercial banks to provide an additional supply of raw materials under certain gold lease arrangements which we renewed in 2015 and 2016, and we may renew in 2017.

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

Sales and Marketing

Currently we have approximately 490 customers covering 25 provinces in China. We have very stable relationships with our major customers who have generally increased order volume year by year. In 2013, we renovated our showroom in Wuhan where we are based.

Major Customers

During the year ended December 31, 2015, approximately 18.8% of our net sales generated from our five largest customers. Shenzhen Yuehao Jewelry Co., Ltd was our largest customer in 2015 (4.3% of our total net sales in 2015). During the year ended December 31, 2016, approximately 21.5% of our net sales generated from our five largest customers. Haerbin Hengyuan Jewelry Co., Ltd was our largest customer in 2016 (4.5% of our total net sales in 2016). None of our customers accounted for more than 10% of our net sales in either 2015 or 2016.

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

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profits each year to its general reserves until the cumulative amount of such reserves has reached 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation

Employees

As of December 31, 2016, we had approximately 618 full-time employees, all of whom were located in PRC except for our Chief Financial Officer. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. Our full-time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

The PRC has a labor contract law that enhances rights for the nation’s workers, including open-ended work contracts and severance payments, and requires employers to enter into labor contracts with their workers in writing, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with a fixed-term contract be entitled to an indefinite-term contract after the fixed-term contract has been renewed twice. Although the labor contract law could increase our labor costs, we do not anticipate there will be any significant effects on our overall profitability in the near future because such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

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

Organizational History of Dragon Lead and its Subsidiaries

Dragon Lead, a British Virgin Islands, or BVI corporation was incorporated in the BVI on July 1, 2008 as an investment holding company. Dragon Lead owns 100% of the ownership interest in Vogue-Show.

Vogue-Show was incorporated in the PRC as a wholly foreign owned enterprise, or WFOE, on February 16, 2009. Wuhan Kingold was incorporated in the PRC as a limited liability company on August 2, 2002 by Zhihong Jia, as the major shareholder, and Xue Su Yue who sold her shares in Wuhan Kingold to Zhihong Jia and Chen Wei in 2003. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares. Its business activities are principally the design and manufacture of gold ornaments in the PRC. Wuhan Kingold’s business license will expire on July 1, 2052 and is renewable upon expiration. The registered and paid-in capital of Wuhan Kingold is RMB 120 million.

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

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold.

Kingold, Dragon Lead, and Wuhan Vogue-Show, are hereinafter collectively referred to as the “Company.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “KGJI.” Prior to August 18, 2010, our common stock was listed for quotation on the OTC Bulletin Board or, the OTCBB, under the symbol “KGJI”.

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

	High	Low
2016

First Quarter	$1.25	$0.51
Second Quarter	$1.93	$1.22
Third Quarter	$2.56	$1.79
Fourth Quarter	$2.09	$1.22

2015

First Quarter	$1.21	$0.95
Second Quarter	$1.43	$0.90
Third Quarter	$0.90	$0.53
Fourth Quarter	$0.79	$0.50

On August 11, 2015, the Company received a notification letter from NASDAQ advising the Company that for 30 consecutive business days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market, pursuant to the NASDAQ Listing Rule 5550(a) (2) requirement for continued listing on NASDAQ (the “Minimum Bid Price Rule”). The Company was provided 180 calendar days, or until February 8, 2016, to regain compliance with the Minimum Bid Price Rule. On February 9, 2016, NASDAQ granted the Company an additional 180 calendar days, or until August 8, 2016, to regain compliance with the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a) (2). On March 18, 2016, the Company received notification from NASDAQ that, since the bid price of the Company’s common stock closed at or above $1.00 per share for the last 16 consecutive business days, from February 25, 2016 to March 17, 2016, the Company has regained compliance with the Minimum Bid Price Rule, and that this matter is now closed.

Holders

On April 14, 2017, the closing sale price of our shares of common stock was $1.24 per share and there were 66,018,867 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 80 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option grants made to employees, directors and consultants as of December 31, 2016:

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

Purchases of Equity Securities

During the year ended December 31, 2016, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

Cost of Sales

Our cost of sales consists principally of the cost for raw materials, primarily gold. We generally purchase gold directly from the Shanghai Gold Exchange, of which we are a member. We lease gold from leading commercial banks in China to increase our gold supply and fuel our growth. We generally do not enter into long term purchase agreements for gold. During recent years, the price of gold on the international gold market has experienced periods of significant fluctuation. We have been attempting to offset gold price fluctuations by locking in the price at the time an order is placed, as well as passing on the price to purchasers.

Gross Profit, Gross Margin and Inventory Carrying Value

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At December 31, 2016 and 2015, we had approximately 3.5 and 10.1 metric tons of gold in our inventory, all of which had been sold in excess of the carrying value by the date of this report.

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

Principles of Consolidation

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold. Our consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold. All inter-company balances and transactions have been eliminated in consolidation.

Inventories

Inventory is stated at the lower of cost or market value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital.

Investments in Gold

We pledged the gold leased from related party and part of our own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. We classified these pledged gold as investments in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. The fair market value of the investments in gold is determined by quoted market prices at Shanghai Gold Exchange.

Comprehensive Income (Loss)

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

Fair Value of Financial Instruments

We follow the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying value of all current assets and liabilities approximate their fair values because of the short-term nature of these instruments. We determined that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions. We use quoted prices in active markets to measure the fair value of investments in gold.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No events or changes in our business or circumstances required us to test for impairment of our long-lived assets during 2016 and 2015, and accordingly, we did not recognize any impairment loss during these periods.

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

Results of Operations

YEARS ENDED DECEMBER 31, 2016 AND 2015

The following table sets forth information from our statements of income and comprehensive income for the years ended December 31, 2016 and 2015 in U.S. dollars.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the years ended December 31,
	2016	2015
NET SALES	$1,420,624,970	$1,000,161,294
COST OF SALES
Cost of sales	(1,273,041,387)	(960,562,184)
Depreciation	(1,208,998)	(1,284,170)
Total cost of sales	(1,274,250,385)	(961,846,354)

GROSS PROFIT	146,374,585	38,314,940

OPERATING EXPENSES
Selling, general and administrative expenses	11,985,807	7,685,840
Stock compensation expenses	240,306	530,542
Depreciation	194,690	104,219
Amortization, other	11,379	12,137
Total operating expenses	12,432,182	8,332,738

INCOME FROM OPERATIONS	133,942,403	29,982,202

OTHER INCOME (EXPENSES)
Gain on sale of Jewelry Park	63,212,496	-
Other income	26,443	20,689
Interest income	2,904,781	208,061
Interest expense, including amortization of debt issuance costs of $7,479,382 and $490,870	(74,555,096)	(2,310,451)
Total other expenses, net	(8,411,376)	(2,081,701)

INCOME FROM OPERATIONS BEFORE TAXES	125,531,027	27,900,501

INCOME TAX PROVISION (BENEFIT)
Current	33,055,811	4,488,815
Deferred	(428,101)	1,849,910
Total income tax provision	32,627,710	6,338,725

NET INCOME	92,903,317	21,561,776
Less: net loss attribute to the non-controlling interest	(6,495)	(296)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$92,909,812	$21,562,072

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized loss related to investments in gold	$(54,789,485)	$-
Total foreign currency translation loss	(21,461,689)	(14,740,716)
Less: foreign currency translation gain (loss) attributable to non-controlling interest	(4,222)	4,251
Total Other comprehensive loss attributable to KINGOLD JEWELRY, INC.	$(76,246,952)	$(14,744,967)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Common stockholders	$16,662,860	$6,817,105
Non-controlling interest	(10,717)	3,955
	$16,652,143	$6,821,060
Earnings per share
Basic	$1.41	$0.33
Diluted	$1.40	$0.33

Weighted average number of shares
Basic	65,991,487	65,963,502
Diluted	66,337,129	65,963,502

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

Net Sales

Net sales for the year ended December 31, 2016 were $1,420.6 million, an increase of $420.4 million, or 42%, from net sales of $1,000.2 million for the year ended December 31, 2015. For the year ended December 31, 2016, our branded production sales accounted for 98.3% of the total sales and customized production sales accounted for 1.7% of the total sales. When comparing with 2015, our branded production sales increased by $421.2 million or 43.2%, our customized production sales decreased by $0.65 million or 2.7%.

The overall increase in our revenue in 2016 as compared to 2015 was due to the following combined factors: (1) total sales volume (in terms of quantity sold) increased from 56.5 metric tons in 2015 to 75.3 metric tons in 2016, causing 18.8 metric tons or 33.4% increase. As a result, approximately $331.8 million increase in our revenue was attributable to the increase in our sales volume. (2) The average unit selling price for branded production increased from RMB 210.45 per gram in 2015 to RMB 241.33 per gram in 2016, causing 14.7% increase. As a result, approximately $143.2 million increase in brand production revenue was affected by the increase in our selling price. The increase in branded production sales was attributable to the Company’s strengthened sales efforts and the increase in the market demand during the current year when market price of gold increased, which stimulated and inspired the customers to increase their investment on gold. (3) Foreign currency adjustment effect was approximately $49 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.2288 RMB in 2015 to 1 USD=6.6441 RMB in 2016.

We produced 36.9 metric tons of customized gold products in fiscal 2016, increased by 33.6% from last year, while we produced 38.5 metric tons of branded gold products, representing an increase of 33.2% from last year.

Gold sales for the twelve months ended December 31,

	2016			2015
			Sales/			Sales/
	Metric	Sales	Metric Ton	Metric	Sales	Metric Ton
	Tons	($ Million)	($ Million)	Tons	($ Million)	($ Million)
Total	75.4	$1,420.6	$37	56.5	$1,000.2	$17.7
Branded	38.5	$1,396.6	$36.3	28.9	$975.4	$33.8
Customized	36.9	$24.0	$0.6	27.6	$24.8	$0.9

Cost of sales

Cost of sales for the year ended December 31, 2016 amounted to $1,274.3 million, an increase of $312.4 million, or 32.5% from $961.8 million for 2015. The increase was primarily attributable to higher volume of products sold in fiscal 2016, as well as the rising trend of gold cost during fiscal 2016. The sale quantity increase 33.4% to approximately 75.4 metric tons in 2016 from 56.5 metric tons in 2015. In addition, the average cost of gold has increased due to the gold market price in 2016.

Gross profit

Gross profit for the year ended December 31, 2016 was $146.4 million, an increase of $108.1 million or 282%, from $38.3 million for 2015. The increase in our gross profit resulted from the following factors: (1) Due to increased sales volume from 56.5 metric tons in 2015 to 75.4 metric tons in 2016, the Company’s gross profit and gross margin for the year ended December 31, 2016 was positively affected. (2) The increased in unit selling price also impacted the gross margin:

The unit price of branded production sales was RMB 241.33 per gram for the year ended December 31, 2016, while the unit price of branded production sales was RMB 210.45 per gram for the year ended December 31, 2015, the unit price increased by 14.7%. On the other hand, the unit cost of branded production was RMB 219.83 per gram for the year ended December 31, 2016, represented an increase of RMB 12.84 or 6.2% from RMB 206.99 per gram for the year ended December 31, 2015. As a result, the unit margin of branded production was RMB 21.50 per gram for the year ended December 31, 2016 compared to RMB 3.46 per gram for the year ended December 31, 2015. Higher proportional increase in unit price than unit cost for branded products led the increase in gross profit as well as gross profit margin.

Our customized production sales volume increased from 27.6 metric tons in 2015 to 36.9 metric tons in 2016, and unit selling price in this segment decreased from RMB 5.48 per gram in 2015 to RMB 4.26 per gram in 2016. The reason that the unit selling price of our customized production is lower than the unit selling price of our branded production is in customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products on its own.

Our overall gross margin for the year ended December 31, 2016 was 10.3%, an increase of 6.5% as compared to gross margin of 3.8% in 2015. The primary reason for the substantial increase in gross margin is due to the increase of selling price per unit on our branded production sales.

Expenses

Total operating expenses for the year ended December 31, 2016 were $12.4 million, an increase of $4.1 million or 49%, from $8.3 million for 2015. The increase was mainly due to a $4.3 million increase in the Selling, general and administrative expenses, and offset by a decrease of $0.29 million in the stock compensation expenses. The increase in the selling, general and administrative expenses in 2016 was due to increased expenses for gold inventory insurance and custody charges of approximately $3.45 million for the year ended December 31, 2016 comparing with the year ended December 31, 2015. The increase in such expenses was in line with increase in purchases of gold inventory during the year 2016 and the increased inventory level as of December 31, 2016 comparing to December 31, 2015.

Our provision for income tax expense was $32.63 million for the year ended December 31, 2016, increased by $26.29 million, or 415%, from $6.34 million for 2015. The decrease was primarily due to the increase in the net income before taxes from approximately $27.90 million for the year ended December 31, 2015 to $125.53 million for the year ended December 31, 2016 resulted from significant increased sales, gross profit offset by increased operating expenses as well as increased other expenses during the current year comparing with previous year.

Other Comprehensive Loss

Other comprehensive loss was approximately $76.3 million for the year ended December 31, 2016, compared to other comprehensive loss of $14.7 million for the year ended December 31, 2015 due to the unrealized loss related to investment in gold and the depreciation of RMB against the U.S. Dollar.

Net Income

For the foregoing reasons, our net income was $92.9 million for the year ended December 31, 2016, increased by $71.3 million or 331% from fiscal 2015 as a result of the matters described above.

Liquidity and Capital Resources

At December 31, 2016, we had $21.33 million in cash and cash equivalents compared to $3.1 million at December 31, 2015. At December 31, 2016, we had $60.3 million in restricted cash compared to $26.6 million at December 31, 2015. This restricted cash (along with our Chairman and Chief Executive Officer’s personal credit) secures our obligations under our bank loans and gold lease agreements. We have financed our operations with cash flow generated from operations and through borrowing of bank loans as well as through private and public borrowings and offerings in the U.S. and Chinese capital markets, such as our placement under our commercial paper program with Shanghai Pudong Development Bank (“SPD Bank”).

At December 31, 2016, we had total outstanding loans of $1,949.1 million (including $234.7 million short-term bank loans, $28.8 million loan from a third party, $460.8 million from a related party and $1,224.8 million long-term bank loans). At December 31, 2015, we had total outstanding loan balance of $86.3 million (including $55.5 million short-term bank loans and $30.8 million long-term bank loans), representing an increase of $1,862.8 million, or 2,159%. The amounts outstanding under these bank loans are presented in our financial statements as “loans.”, the amounts outstanding under the third party loans are presented in our financial statements as “Third Party Loans”, and the amounts outstanding under the related party loan are presented in our financial statements as “Related Party Loan”. For additional information regarding our loans, please refer to Note 6, Note 10, and Note 11 in our audited consolidated financial statements included elsewhere in this Form 10K.

We have maintained a close relationship with the banks from where we leased gold. Therefore we expect that we are able to renew current gold leases upon maturity and obtain additional gold leases from the banks, if necessary. We are expecting to generate additional cash flows in the coming period of time from developing new customers, expanding our sales through our online sales platform and an increase in our revenue in the following years due to the higher interest of inventing in gold to against the currency depreciation.

As of December 31, 2016 and 2015, the Company had positive working capital of $459.9 million and $174.9 million, respectively. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

Cash Flow

Operating activities.

We used $74 million of net cash in operating activities for the year ended December 31, 2016, compared to $62.5 million of net cash used by operating activities in 2015. The increase of net cash used in operating was mainly due to the increase in value added tax receivable of $270 million, decrease in customer deposit of $21.7 million, and decrease in income tax payable of $4.6 million, offset by our decrease in inventories of $173.8 million for the increased production to meet our sales demand, increase in other payable and accrued expense of $8.1 million, and the increase of net income of $71.3 million.

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

Investing activities.

We used $1,763 million of net cash for investing activities for the year ended December 31, 2016, compared to $28 million spent in 2015.

The significant increase in the net cash used in the investing activities was mainly because of the investments in gold of $1,913.5 million in connection with our significant borrowings, cash payment of $19.4 million related to the construction for the Jewelry Park, and offset by the cash received of $171.6 million related to the transfer of the Jewelry Park.

While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to obtain financing from the banks which may need to purchase more gold as collateral.

Financing activities.

Net cash provided by financing activities was $1,856.5 million for the year ended December 31, 2016, compared with $92.4 million for the year ended December 31, 2015. The increase net cash provided by the financing activities was mainly due to the fact that the Company utilized additional short term and long term bank loans, as well as the loans from two third parties and two related parties.

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

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31, 2016	December 31, 2015
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB 6.9448	$1=RMB 6.4917
Amounts included in the statements of operations and cash flows for the year	$1=RMB 6.6441	$1=RMB 6.2288

Total translation loss recorded for the year ended December 31, 2016 was $21,461,689. Total translation loss recorded for the year ended December 31, 2015 was $14,740,716.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2016, we guaranteed payments to two non-related parties of approximately $36 million (RMB 250 million) in bank loans, and also guaranteed payment for a related party of approximately $144 million (RMB 1,000 million) in bank loan.

As of December 31, 2016, two non-related parties repaid approximately $7.2 million (RMB 50 million) in bank loans, and a related party repaid approximately $144 million (RMB 1,000 million) in bank loan, with the outstanding guarantee payment of approximately $28.8 million (RMB 200 million) for a non-related party in bank loans.

As of December 31, 2016 and 2015, 185 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated amounts of $7.2 million and $101.8 million, respectively. Interest expense for the leased gold for the years ended December 31, 2016 and 2015 were approximately $3.9 million and $7.0 million, respectively, which was included in the cost of sales.

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standard Board (“FASB”) released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016 15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU will not have any impact to the Company’s consolidated financial statements as the Company did not have any interest held through related parties with common control.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-18”). The new guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The amendments should be applied using retrospective transition method to each period presented. The adoption of this guidance will increase cash and cash equivalents by the amount of restricted cash on the Company’s consolidated statement of cash flows.

In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606," which includes thirteen technical corrections or improvements that affect only narrow aspects of the guidance in ASU No. 2014-09. ASU No. 2014-09 and all of the related ASUs have the same effective date. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective dates, which are annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business; a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kingold Jewelry, Inc.

We have audited the consolidated balance sheets of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

April 17, 2017

KINGOLD JEWELRY, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,	December 31,
	2016	2015

ASSETS

Cash	$21,333,193	$3,100,569
Restricted cash	52,786,257	26,649,687
Accounts receivable	670,878	1,624,323
Inventories	119,435,595	298,303,185
Investments in gold	281,895,403	-
Other current assets and prepaid expenses	698,217	1,046,032
Prepaid income tax	3,330,468	-
Value added tax recoverable	272,835,051	15,526,002
Total current assets	752,985,062	346,249,798
PROPERTY AND EQUIPMENT, NET	7,224,698	7,622,509
OTHER ASSETS
Restricted cash	7,558,173	-
Investments in gold	1,493,938,551	-
Deposit on land use right - Jewelry Park	-	9,296,763
Construction in progress - Jewelry Park	-	105,844,259
Other assets	283,003	148,713
Land use right	413,662	454,180
Total long-term assets	1,509,418,087	123,366,424
TOTAL ASSETS	$2,262,403,149	$469,616,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short term loans	$234,691,670	$55,455,428
Third parties loans	28,798,526	-
Gold leases payable - Bank	7,167,391	-
Debts payable, net	-	61,471,962
Construction payable - Jewelry Park	-	23,876,642
Deposit payables - Jewelry Park	-	22,182,171
Other payables and accrued expenses	13,716,472	6,355,979
Due to related party	7,223,321	200,059
Income tax payable	-	1,119,918
Other taxes payable	1,518,731	710,104
Total current liabilities	293,116,111	171,372,263
Deferred income tax liability	1,249,622	1,774,993
Related parties loan	460,776,408	-
Long term loans	1,224,770,721	30,808,571
TOTAL LIABILITIES	1,979,912,862	203,955,827
COMMITMENTS AND CONTINGENCIES	-	-
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2016 and 2015	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,018,867 and 65,963,502 shares issued and outstanding as of December 31, 2016 and December 31, 2015	66,018	65,963
Additional paid-in capital	80,230,968	79,990,717
Retained earnings
Unappropriated	277,473,959	184,564,147
Appropriated	967,543	967,543
Accumulated other comprehensive loss	(76,248,201)	(1,249)
Total stockholders' equity	282,490,287	265,587,121
Non-controlling interest	-	73,274
Total Equity	282,490,287	265,660,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,262,403,149	$469,616,222

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN U.S. DOLLARS)

	For the years ended December 31,
	2016	2015
NET SALES	$1,420,624,970	$1,000,161,294
COST OF SALES
Cost of sales	(1,273,041,387)	(960,562,184)
Depreciation	(1,208,998)	(1,284,170)
Total cost of sales	(1,274,250,385)	(961,846,354)

GROSS PROFIT	146,374,585	38,314,940

OPERATING EXPENSES
Selling, general and administrative expenses	11,985,807	7,685,840
Stock compensation expenses	240,306	530,542
Depreciation	194,690	104,219
Amortization, other	11,379	12,137
Total operating expenses	12,432,182	8,332,738

INCOME FROM OPERATIONS	133,942,403	29,982,202

OTHER INCOME (EXPENSES)
Gain on sale of Jewelry Park	63,212,496	-
Other income	26,443	20,689
Interest income	2,904,781	208,061
Interest expense, including amortization of debt issuance costs of $7,479,382 and $490,870	(74,555,096)	(2,310,451)
Total other expenses, net	(8,411,376)	(2,081,701)

INCOME FROM OPERATIONS BEFORE TAXES	125,531,027	27,900,501

INCOME TAX PROVISION (BENEFIT)
Current	33,055,811	4,488,815
Deferred	(428,101)	1,849,910
Total income tax provision	32,627,710	6,338,725

NET INCOME	92,903,317	21,561,776
Less: net loss attribute to the non-controlling interest	(6,495)	(296)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$92,909,812	$21,562,072

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized loss related to investments in gold	$(54,789,485)	$-
Total foreign currency translation loss	(21,461,689)	(14,740,716)
Less: foreign currency translation gain (loss) attributable to non-controlling interest	(4,222)	4,251
Total Other comprehensive loss attributable to KINGOLD JEWELRY, INC.	$(76,246,952)	$(14,744,967)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Common stockholders	$16,662,860	$6,817,105
Non-controlling interest	(10,717)	3,955
	$16,652,143	$6,821,060
Earnings per share
Basic	$1.41	$0.33
Diluted	$1.40	$0.33

Weighted average number of shares
Basic	65,991,487	65,963,502
Diluted	66,337,129	65,963,502

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. DOLLARS)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other	Non-
	Par value		Par value		paid-in	retained	retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	capital	earnings	earnings	Income (loss)	Interest	Total
Balance at December 31, 2014	-	$-	65,963,502	$65,963	$76,460,175	$163,002,075	$967,543	$14,743,718	$-	$258,239,474

Net income (loss)	-	-	-	-	-	21,562,072	-	-	(296)	21,561,776
Capital contribution by minority shareholder	-	-	-	-	-	-	-	-	69,319	69,319
Options granted for services	-	-	-	-	530,542	-	-	-	-	530,542
Foreign currency translation (loss)	-	-	-	-	-	-	-	(14,744,967)	4,251	(14,740,716)

Balance at December 31, 2015	-	$-	65,963,502	$65,963	$79,990,717	$184,564,147	$967,543	$(1,249)	$73,274	$265,660,395

Warrants issued to consultants	-	-	-	-	129,295	-	-	-	-	129,295
Shares issued to consultants	-	-	55,365	55	66,384	-	-	-	-	66,439
Options granted for services	-	-	-	-	44,572	-	-	-	-	44,572
Net income (loss)	-	-	-	-	-	92,909,812	-	-	(6,495)	92,903,317
Unrealized loss related to investments in gold	-	-	-	-	-	-	-	(54,789,485)	-	(54,789,485)
Foreign currency translation (loss)	-	-	-	-	-	-	-	(21,457,467)	(4,222)	(21,461,689)
Deconsolidation of subsidiaries	-	-	-	-	-	-	-	-	(62,557)	(62,557)

Balance at December 31, 2016	-	$-	66,018,867	$66,018	$80,230,968	$277,473,959	$967,543	$(76,248,201)	$-	$282,490,287

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the years ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,903,317	$21,561,776
Adjusted to reconcile net income to cash used in provided by operating activities:
Depreciation	1,403,688	1,388,389
Amortization of intangible assets	11,379	12,137
Share based compensation for services	44,572	530,542
Warrants and shares issued for consulting services	195,734	-
Amortization of debt issuance costs included in interest expense	7,479,382	490,870
Gain on sale of Jewelry Park	(63,212,496)	-
Gain on deconsolidation of subsidiaries	(7,933)	-
Deferred tax (benefit) provision	(428,101)	1,849,910
Changes in operating assets and liabilities (increase) decrease in:
Accounts receivable	885,824	(1,196,167)
Inventories	173,787,168	(101,320,758)
Other current assets and prepaid expenses	216,904	(1,032,953)
Value added tax recoverable	(270,013,201)	(11,739,723)
Increase (decrease) in:
Other payables and accrued expenses	8,081,669	3,634,673
Customer deposits	(21,673,364)	23,118,418
Income tax payable	(4,575,428)	201,484
Other taxes payable	893,665	(27,126)
Net cash used in operating activities	(74,007,221)	(62,528,528)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,507,696)	(67,190)
Investments in gold	(1,913,474,159)	-
Proceeds from disposal of subsidiaries	82,780	-
Long term investment	(143,993)	-
Construction payable- Jewelry Park	-	24,884,408
Proceed from sale of Jewelry Park	171,580,801	-
Construction costs related to Jewelry Park	(19,415,722)	(52,775,958)
Net cash used in investing activities	(1,762,877,989)	(27,958,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution by minority shareholder	-	69,319
Proceeds from bank loans - short term	249,695,218	89,904,958
Repayments of bank loans - short term	(54,183,411)	(48,139,288)
Proceeds from bank loans - long term	1,285,200,403	64,217,827
Repayments of bank loans - long term	(30,252,404)	-
Payment of loan origination fees	(15,720,998)	-
Proceeds from third parties loans	37,627,369	-
Repayment of third parties loans	(7,525,474)	-
Restricted cash	(37,037,105)	(13,177,515)
Due to related party	7,282,931	200,015
Proceeds from related parties loans	632,139,793	-
Repayment of related parties loans	(150,509,475)	-
(Repayment) debt financing instruments under private placement	(60,203,790)	-
Deferred financing costs on debt payable	-	(642,178)
Net cash provided by financing activities	1,856,513,057	92,433,138
EFFECT OF EXCHANGE RATES ON CASH	(1,395,223)	(176,959)
NET INCREASE IN CASH	18,232,624	1,768,911
CASH, BEGINNING OF YEAR	3,100,569	1,331,658
CASH, END OF YEAR	$21,333,193	$3,100,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$60,312,949	$2,197,249
Cash paid for income tax	$37,631,297	$4,488,815

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets settled related to Jewelry Park due to sale	$9,029,085	$-
Payables settled related to Jewelry Park due to sale	$206,348,490	$-

Gold leased from related party in connection with the gold investments and returned during the year	$562,936,695	$-
Gold leased from bank	$7,491,775	$-

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold” or “the Company”) was incorporated in the State of Delaware on September 5, 1995.

Dragon Lead Group Limited (“Dragon Lead”) was incorporated in the British Virgin Islands (“BVI”) on July 1, 2008 as an investment holding company and was 100% controlled by Kingold. Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”), which is principally engaged in design and manufacture of gold and platinum ornaments in the People’s Republic of China (“PRC”), was incorporated in the PRC as a wholly-owned foreign enterprise on February 16, 2009, and was 100% owned by Dragon Lead. Wuhan Vogue-Show’s business permit expires on February 16, 2019, and is renewable upon expiration. Wuhan Kingold Jewelry Co., Limited (“Wuhan Kingold”) was incorporated in the PRC on August 2, 2002 as a limited liability company. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares and its business activities are the same as those of Wuhan Vogue-Show. Wuhan Kingold’s business permit expires on July 1, 2052 and is renewable upon expiration.

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

In April 2015, Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) established a new subsidiary Wuhan Kingold Internet Co., Ltd. (“Kingold Internet”), of which Wuhan Kingold holds a 55% ownership interest and a third-party minority shareholder holds the remaining 45% ownership interest. Kingold Internet engaged in promoting the online sales of jewelry products through cooperation with Tmall.com, a large business-to-consumer online retail platform owned by Alibaba Group. In May 2015, Kingold Internet also established a new subsidiary Yuhuang Jewelry Design Co., Ltd (“Yuhuang”).

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000), which was the same amount Wuhan Kingold originally invested. After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold.

Kingold, Dragon Lead, and Wuhan Vogue-Show, are hereinafter collectively referred to as the “Company.”

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, investment in gold and share based compensation. Actual results could differ from those estimates.

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

Restricted Cash

As of December 31, 2016 and 2015, the Company had restricted cash of $60,344,430 and $26,649,687, respectively. Approximately total of $9.9 million was related to the various bank loans with banks and financial institutions – see Note 6 - Bank Loans. Approximately total of $28.8 million was used to guarantee a thirty party to obtain a bank loan - see Note 10 - Third Party Loan. Approximately total of $21.6 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and China Construction Bank (“CCB”) - see Note 21 - Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At December 31, 2016 and 2015, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of December 31, 2016 and December 31, 2015, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

Property and equipment

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred.

For property and equipment, depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. The estimated useful lives used in connection with the preparation of the financial statements are as follows:

Estimated Useful Life

Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5 - 10 years
Motor vehicles	10 years
Leasehold improvements	5 years

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

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2016 and 2015.

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

The carrying value of current assets and current liabilities approximate their fair values because of the short-term nature of these instruments. The Company determined that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions. The Company uses quoted prices in active markets to measure the fair value of investments in gold.

Investments in Gold

The Company pledged the gold leased from related party and part of its own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. The Company classified these pledged gold as investments in gold, and carried at fair market value, with the unrealized gains and losses, included in accumulated other comprehensive income (loss) and reported in shareholders’ equity. The fair market value of the investments in gold is determined by quoted market prices at Shanghai Gold Exchange.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at December 31, 2016 and 2015.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2010 and after. As of December 31, 2016 the tax years ended December 31, 2010 through December 31, 2016 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	December 31, 2016	December 31, 2015
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.9448	US$1=RMB 6.4917
Amounts included in the statements of operations and cash flows for the period	US$1=RMB 6.6441	US$1=RMB 6.2288

Comprehensive income (loss)

Comprehensive income consists of two components, net income and other comprehensive income (loss). The unrealized gain or loss resulting from the change of the fair market value from the gold investments and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income in the consolidated statements of income and comprehensive income.

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

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debts issuance cost

During the quarter ended June 30, 2015, the Company adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. Amortization of debt issuance costs is calculated using the effective interest method and is included as a component of financing costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle.

Deposit payables - Jewelry Park

Deposit payables consist of amounts received from customers relating to the pre-sale of the residential or commercial units in the Jewelry Park. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. During the year ended December 31, 2016, deposit payables balance was settled when the Jewelry Park was transferred from the Company to Wuhan Lianfuda (See Note 5).

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

The Company also allocated significant portion of its inventories as investment in gold and pledged as collateral to secure loans from banks and financial institutions, there is a risk that the Company is unable to utilize its inventories, and there could be a disruption in the Company’s supply of gold which could decrease its production and shipping levels. In addition, the investment in gold may be deficient if the fair market value of the pledged gold in connection with the loans declines, then the Company may need to increase the pledged gold inventory for the loan collateral or increase restricted cash.

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

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standard Board (“FASB”) released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU will not have any impact to the Company’s consolidated financial statements as the Company did not have any interest held through related parties with common control.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-18”). The new guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The amendments should be applied using retrospective transition method to each period presented. The adoption of this guidance will increase cash and cash equivalents by the amount of restricted cash on the Company’s consolidated statement of cash flows.

In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606," which includes thirteen technical corrections or improvements that affect only narrow aspects of the guidance in ASU No. 2014-09. ASU No. 2014-09 and all of the related ASUs have the same effective date. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective dates, which are annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Reclassification:

Certain prior year amounts have been reclassified for consistency with the current year presentation. This reclassification has no effect on the previously reported consolidated financial statements for the year ended December 31, 2015

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

Inventories as of December 31, 2016 and December 31, 2015 consisted of the following:

	As of
	December 31,	December 31,
	2016	2015
Raw materials (A)	$7,167,391	$162,766,249
Work-in-progress (B)	78,813,685	108,276,834
Finished goods (C)	33,454,519	27,260,102
Total inventory	$119,435,595	$298,303,185

(A)	Included 185,000 grams of Au9999 gold as of December 31, 2016 and 5,624,476 grams of Au9999 gold as of December 31, 2015.
(B)	Included 2,358,178 grams of Au9999 gold as of December 31, 2016 and 3,549,984 grams of Au9999 gold as of December 31, 2015.
(C)	Included 993,699 grams of Au9999 gold as of December 31, 2016 and 886,849 grams of Au9999 gold as of December 31, 2015.

As of December 31, 2016, no inventory was pledged on the debts payable because it has been fully repaid upon maturity and accordingly previously pledged inventory has been released (see Note 13).

As of December 31, 2015, 3,977,490 grams of Au9999 gold with carrying value of approximately $115.1 million were pledged for certain bank loans and another 2,456,000 grams of Au9999 gold with carrying value of approximately $72.29 million were pledged for the Company’s debts payable.

No lower of cost or market adjustment was recorded at December 31, 2016 and 2015, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2016 and December 31, 2015:

	As of
	December 31,	December 31,
	2016	2015
Buildings	$2,208,918	$2,363,093
Plant and machinery	17,401,084	18,496,731
Motor vehicles	97,549	53,935
Office and electric equipment	687,901	630,312
Leasehold improvements	1,185,433	-
Subtotal	21,580,885	21,544,071
Less: accumulated depreciation	(14,356,187)	(13,921,562)
Property and equipment, net	$7,224,698	$7,622,509

Depreciation expense for the years ended December 31, 2016 and 2015 was $1,403,688 and $1,388,389, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – JEWELRY PARK

On October 23, 2013, the Company, through its wholly-owned subsidiary, Wuhan Kingold, entered into an acquisition agreement (the “Acquisition Agreement”) with third-parties Wuhan Wansheng House Purchasing Limited (“Wuhan Wansheng”) and Wuhan Huayuan Science and Technology Development Limited Company (“Wuhan Huayuan”). The Acquisition Agreement provides for the build out of the planned “Shanghai Creative Industry Park,” which is proposed to be renamed to “Kingold Jewelry Cultural Industry Park” (the “Jewelry Park”). Pursuant to the Acquisition Agreement, Wuhan Kingold acquired the land use rights for a parcel of land (the “Land”) in Wuhan for a total of 66,667 square meters (approximately 717,598 square feet, or 16.5 acres) (the “Land Use Right”), which had been approved for real estate development use. Wuhan Kingold committed to provide a total sum of RMB 1.0 billion (approximately $144 million as of December 31, 2016) for the acquisition of this Land Use Right and to finance the entire development and construction of a total of 192,149 square meters (approximately 2,068,000 square feet) of commercial properties, which were proposed to include a commercial wholesale center for various jewelry manufacturers, two commercial office buildings, a commercial residence of condominiums as well as a hotel.

On June 27, 2016, Wuhan Kingold entered into a transfer contract with Wuhan Lianfuda Investment Management Co., Ltd. (“Wuhan Lianfuda”), an unrelated party, to sell all of its interest in the Jewelry Park to Wuhan Lianfuda (“Transfer Transaction”). Pursuant to the transfer contract, Wuhan Lianfuda is obligated to pay Wuhan Kingold RMB 1.14 billion (approximately US $164.2 million) (“Selling Price”). This amount includes (1) RMB 640 million (approximately US $92.2 million) for the share acquisition fees and the construction fees that Wuhan Kingold has paid to Wuhan Wansheng; and (2) transfer fees of RMB 500 million (approximately US $72 million). In addition, Wuhan Kingold transfers and Wuhan Lianfuda receives all the rights and obligations in the Transfer Transaction Agreement, including 60% stock rights of Wuhan Huayuan. Wuhan Lianfuda will undertake Wuhan Kingold’s remaining payment obligation of RMB 360 million (approximately US $54.2 million) stipulated in the Acquisition Agreement.

Before the Transfer Transaction, the carrying value of Jewelry Park was approximately $162.6 million (RMB 1.08 billion), included the following components (1) Land use right of approximately $9.1 million (RMB 60.4 million), which represents the total cost of the Land Use Right and (2) the construction progress of approximately $153.4 million (RMB 1.02 billion), consisting of the Company’s cash payment of approximately $87.3 million (RMB 580 million) towards the construction of Jewelry Park project, capitalized interest of approximately $12 million (RMB 80 million), and the construction payable of approximately $54.2 million (RMB 360 million) has been accrued based on the billing request by the construction company Wuhan Wansheng.

As of December 31, 2016, the project has passed all inspections and completed acceptance procedures. The Company transferred its 60% ownership in Wuhan Huayuan to Wuhan Lianfuda to complete the transaction. In connection with the Jewelry Park Transfer Transaction, Wuhan Lianfuda undertook Wuhan Kingold’s remaining payment obligation of $54.2 million (RMB 360 million).The following table presents the components of the property held for sale- Jewelry Park at of the transaction date and December 31, 2015:

	As of
	Transaction	December 31,
	Date	2015
Deposit on land use right	$9,083,517	$9,296,763
Construction in progress	153,468,199	105,844,259

Total assets	$162,551,716	$115,141,022

Construction payables	$54,183,411	$23,876,642
Deposit payable	171,580,801	22,182,171

Total liabilities	$225,764,212	$46,058,813

As of the transaction date, the carrying value of Jewelry Park was approximately $162.6 million (RMB 1,080 million), with total construction payables and deposit payable of approximately $225.8 million (RMB 1,500 million).

For the year ended December 31, 2016, the Company recognized gain of $63,212,496 due to this Transfer Transaction.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS

Short term loans consist of the following:

	As of
	December 31,	December 31,
	2016	2015
(a) Loans payable to CITIC Bank Wuhan Branch	$-	$6,161,714
(b) Loan payable to Bank of Hubei Wuhan Jiang’an Branch	-	3,080,857
(c) Loan payable to Minsheng Trust	51,693,353	46,212,857
(d) Current portion of long-term loan payable to Evergrowing Bank	287,986	-
(e) Loans payable to National Trust - gross amount	143,992,628	-
Loans payable to National Trust – deferred financing cost	(4,480,085)	-
(f) Loan payable to Aijian Trust	43,197,788	-
Total short term loans, net of deferred financing costs	$234,691,670	$55,455,428

(a) Loans payable to CITIC Bank Wuhan Branch

Loans payable to CITIC Bank Wuhan Branch with an aggregate amount of approximately $6.2 million (RMB 40 million) consisted of two working capital loan contracts originated on May 29, 2015 and June 1, 2015, with maturity dates of March 29, 2016 and March 1, 2016, respectively. The annual interest rate for both loans was 6.7%. The prior year loan balance was repaid upon maturity. All the loans from CITIC Bank Wuhan Branch were secured by restricted cash of approximately $1.3 million (RMB 9 million). The loan is also secured by 800,000 grams of Au9999 gold with carrying value of approximately $26.8 million (RMB 186 million). In addition, the Company's subsidiary Wuhan Kingold and Mr. Zhihong Jia, Chairman and Chief Executive Officer of the Company, separately signed a maximum guarantee agreement with the bank, to provide a maximum amount of approximately $22.3 million (RMB 155 million) guarantee for a line of credit of approximately $22.3 million (RMB 155 million) from CITIC Bank during May 25, 2015 through May 25, 2016. The $6.2 million loan has been fully repaid upon maturity.

(b) Loan payable to Bank of Hubei, Wuhan Jiang’an Branch

Loan payable to Bank of Hubei, Wuhan Jiang’an Branch with an aggregate amount of approximately $3.1 million (RMB 20 million) originated on November 12, 2015, with a maturity date of November 12, 2016. The annual interest rate was 6.7%. The $3.1 million loan has been fully repaid upon maturity.

(c) Loan payable to Minsheng Trust

Loan payable to Minsheng Trust with an aggregate amount of approximately $46.2 million (RMB 300 million) originated on September 17, 2015, with a maturity date of September 25, 2016. The annual interest rate was 12.5%. The loan is to be used for the Company’s working capital. The loan was fully repaid by December 31, 2016. The previous pledged restricted cash of approximately $0.4 million (RMB 3 million) was returned by December 31, 2016.

On October 14, 2016, the Company entered into a Trust Loan Agreement with the Minsheng Trust to borrow a maximum of 70% of amount of pledged gold as a working capital loan. The Company is subject to 7.6% fixed annual interest rate. The term of the loan is one year from receiving of the principal amount. The Company is required to pledge 1877.49 kilograms of Au9995 gold with carrying value of approximately $62.9 million (RMB 436.5 million) as collateral. The total amount received by the Company was approximately $51.7 million (RMB 359 million) according to the calculation stated in the agreement. The Company was also required to pledge approximately $0.5 million (RMB 3.6 million) restricted cash with Minsheng Trust as collateral.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS (continued)

(d) The current portion of loans payable to Yantai Huanshan Road Branch of Evergrowing Bank (see note (h) below).

(e) Loans payable to National Trust

On April 26, 2016, the Company entered into a trust loan agreement and an amendment to the trust loan agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $72 million (RMB 500 million) as working capital loan. The loan is comprised of two installments, with the first installment of approximately $14.4 million (RMB 100 million) and the second installment of approximately $57.6 million (RMB 400 million). Each installment has a one-year term starting from the installment release date. For each installment, the Company is required to make the first interest payment equal to 4.1% of the principal received as loan origination fee, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis. The Company is required to pledge 2,600 kilograms of Au9995 gold with carrying value of approximately $87 million (RMB 604.5 million) as collateral to secure this loan. The loan is jointly guaranteed by the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company received full proceeds in May 2016. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The Company paid approximately $5 million (RMB 34.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2016, approximately $3.2 million (RMB 22.1 million) deferred financing cost was amortized. As of December 31, 2016, the deferred financing cost related to obtaining this loan was approximately $1.8 million (RMB 12.6 million).

On July 11, 2016, the Company entered into a Trust Loan Agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $72 million (RMB 500 million) as a working capital loan. The Company is required to make a loan origination fee equivalent to 4.1% of the loan principal amount which was approximately $5 million (RMB 34.7 million). The Company is subject to 8% interest which will be paid on a semiannual basis. The term of the loan could be extended for one additional year. The Company is required to pledge 2,660 kilograms of Au9995 gold with carrying value of approximately $89.1 million (RMB 618.5 million) as collateral. The loan is guaranteed by the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The Company paid approximately $5 million (RMB 34.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2016, approximately $2.3 million (RMB 16.1 million) deferred financing cost was amortized. As of December 31, 2016, the deferred financing cost related to obtaining this loan was approximately $2.7 million (RMB 18.6 million).

(f) Loan payable to Aijian Trust

On April 28, 2016, Wuhan Kingold and Shanghai Aijian Trust Co., Ltd. (“Aijian Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, Aijian Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). Aijian Trust’s acquisition price for the Gold Income Right was approximately $43.2 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from Aijian Trust with installments and the last installment shall be within the 24 months after establishment of the trust plan. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the 1,542 kilograms of related Au9999 gold under the Gold Income Right to Aijian Trust with carrying value of approximately $51.6 million (RMB 358.5 million) as collateral. The agreement is also personally guaranteed by Mr. Zhihong Jia, our CEO and Chairman. The Company also made a restricted deposit of $0.4 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short term loan.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS (continued)

Interest expense for all of the loans mentioned above for the years ended December 31, 2016 and 2015 was $14.8 million and $2.2 million, respectively. The weighted average interest rate for the year ended December 31, 2016 and 2015 was 9.4% and 11.5%, respectively.

Long term loans consist of the following:

	As of
	December 31,	December 31,
	2016	2015
(g) Loans payable to Evergrowing Bank - Qixia Branch	$115,194,102	$30,808,571
(h) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	143,560,650	-
(i) Loans payable to Anxin Trust	431,977,883	-
(j) Loans payable to Minsheng Trust - gross amount	28,798,526	-
Loans payable to Minsheng Trust - deferred financing cost	(563,984)	-
(k) Loans payable to Chang’An Trust	28,654,533	-
(l) Loans payable to Sichuan Trust - gross amount	215,988,941	-
Loans payable to Sichuan Trust - deferred financing cost	(2,359,280)	-
(m) Loans payable to China Aviation Capital - gross amount	41,757,862	-
Loans payable to China Aviation Capital - deferred financing cost	(1,055,387)	-
(n) Loans payable to China Construction Investment Trust - gross amount	43,197,788	-
Loans payable to China Construction Investment Trust - deferred financing cost	(371,697)	-
(o) Loans payable to Zheshang Jinhui Trust	79,195,945	-
(p) Loans payable to Hubei Assets Management	43,197,788	-
(q) Loans payable to Zhongjiang International Trust	57,597,051	-
Total long term loans, net of deferred financing costs	$1,224,770,721	$30,808,571

(g) Loans payable to Evergrowing Bank – Qixia Branch

On December 18, 2015, Wuhan Kingold signed a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $30 million (RMB 200 million). This loan was used to partially fund the construction of the Jewelry Park and as working capital. The loan period was from December 18, 2015 to December 15, 2017 with the annual interest of 7.5%. The loan is secured by 1,300,000 grams of Au9999 gold with carrying value of approximately $49.4 million (RMB 343.1 million). In addition, the Company’s CEO and Chairman signed a guarantee agreement with the bank, to provide a guarantee for the loan. The loan was fully repaid by December 31, 2016.

In January 2016, Wuhan Kingold further signed two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $115.2 million (RMB 800 million) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are secured by 6,300,000 grams of Au9999 gold in aggregate with carrying value of approximately $210.9 million (RMB 1.5 billion) and are guaranteed by the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS (continued)

(h) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $144 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,550,000 grams of Au9999 gold in aggregate with carrying value of approximately $185.8 million (RMB 1.3 billion) and are guaranteed by the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, approximately $143,993 (RMB 1 million) was repaid in August 2016. Approximately $143,993 (RMB 1 million) should be repaid on February 23, 2017 and another $143,993 (RMB 1 million) should be repaid in August 23, 2017. Accordingly, these amounts have been reclassified as the current portion of the long-term loans. The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Subsequently in February 2017, $143,993 (RMB 1 million) was repaid upon maturity. The repayment requirement is listed below:

As of December 31, 2016
February 23, 2017	$143,993
August 23, 2017	143,993
February 23, 2018 – March 24, 2018	143,560,650
Total	143,848,636

Short term portion (refer to short term loan – d)	287,986
Long term portion	$143,560,650

(i) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $431.9 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% with a term of 36 months or more. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 15,450,000 grams of Au9999 gold in aggregate with carrying value of approximately $517.3 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of December 31, 2016, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $3.6 million (RMB 25 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(j) Loans payable to Minsheng Trust

On June 24, 2016, Wuhan Kingold entered into a loan agreement with Minsheng Trust, with an aggregate amount of approximately $28.8 million (RMB 200 million), with a maturity date of June 22, 2018. The annual interest rate was 10.85%. The loan is to be used for the working capital. Wuhan Kingold pledged 1,090,000 grams of gold with carrying value of approximately $36.5 million (RMB 253.4 million) as of December 31, 2016 to secure this loan. The Company was also required to pledge approximately $0.3 million (RMB 2 million) restricted cash with Minsheng Trust as collateral. The Company paid approximately $0.8 million (RMB 5.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2016, approximately $0.2 million (RMB 1.4 million) deferred financing cost was amortized. As of December 31, 2016, the deferred financing cost related to obtaining this loan was approximately $0.6 million (RMB 3.9 million).

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS (continued)

(k) Loans payable to Chang’An Trust

On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $43.2 million (RMB 300 million) for the purpose of working capital needs. The loan has a 24-month term starting from the date of releasing the loan, and bears interest at a fixed rate of 13% per annum. The loan is secured by 1,121 kilograms of Au9995 gold, approximately $37.5 million (RMB 260.6 million) is pledged by Wuhan Kingold. The loan is guaranteed by the CEO and Chairman of the Company and shall be repaid upon maturity. As of December 31, 2016, the Company received an aggregate of approximately $28.7 million (RMB 199 million) from the loan. The Company also made a restricted deposit of $0.3 million (RMB 2 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(l) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $288 million (RMB 2 billion) as working capital loan. The loan period is 24 months from receiving. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.25%. The Company is required to make the first interest payment equal to 1.21% of the principle received as loan origination fee, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company is required to pledge 7,258 kilograms of Au9999 gold with carrying value of approximately $243 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of December 31, 2016, the Company received an aggregate of approximately $216 million (RMB 1.5 billion) from the loan. The Company paid approximately $2.6 million (RMB 18.2 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2016, approximately $0.3 million (RMB 1.8 million) deferred financing cost was amortized. As of December 31, 2016, the deferred financing cost related to obtaining this loan was approximately $2.4 million (RMB 16.4 million).

(m) Loans payable to China Aviation Capital

On September 7, 2016, the Company entered into a trust loan agreement with China Aviation Capital Investment Management (Shenzhen) ("China Aviation Capital") to borrow a maximum of approximately $86.4 million (RMB 600 million) as working capital loan. The first instalment of the loan is approximately $41.8 million (approximately RMB 290 million) with a period of 24 months from September 7, 2016 to September 7, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.5% and an one time consulting fee of 3% based on the principle amount received as loan origination fee. The Company is required to pledge 1,473 kilograms of Au9999 gold with carrying value of approximately $49.3 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. As of December 31, 2016, the Company received an aggregate of approximately $41.8 million (approximately RMB 290 million) from the loan. The Company paid approximately $1.3 million (RMB 8.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2016, approximately $0.2 million (RMB 1.4 million) deferred financing cost was amortized. As of December 31, 2016, the deferred financing cost related to obtaining this loan was approximately $1.1 million (RMB 7.3 million).

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS (continued)

(n) Loans payable to China Construction Investment Trust

On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $43.2 million (RMB 300 million) as working capital loan for the purposed of purchasing of gold solely with a period of 24 months from August 29, 2016 to August 29, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principle amount received need to be paid before December 25, 2016 as loan origination fee; (2) the rest of interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company is required to pledge 1,447 kilograms of Au9999 gold with carrying value of approximately $48.4 million (RMB 336.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. As of December 31, 2016, full amount of the loan was received by the Company. The Company paid approximately $0.4 million (RMB 3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2016, approximately $0.1 million (RMB 0.4 million) deferred financing cost was amortized. As of December 31, 2016, the deferred financing cost related to obtaining this loan was approximately $0.4 million (RMB 2.6 million).

(o) Loans payable to Zheshang Jinhui Trust

On November 7, 2016, the Company entered into a trust loan agreement with Zheshang Jinhui Trust to borrow a maximum of approximately $79.2 million (RMB 550 million) for purchasing gold with a period of 24 months from principle receiving date November 15, 2016 to November 15, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.8% based on the principal amount received. The Company is required to pledge 2,708 kilograms of Au9999 gold with carrying value of approximately $90.7 million (RMB 629.6 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.8 million (RMB 5.5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(p) Loans payable to Hubei Assets Management

On September 30, 2016, the Company entered into an Entrust Loan Agreement with the Hubei Asset Management Co., Ltd. to borrow from Industrial and Commercial Bank of China Wuhan Jiang'an Branch of a maximum of approximately $43.2 million (RMB 300 million) as a working capital loan in the later period. The Company is subject to 9.5% fixed annual interest rate. The term of the loan is two years from the date of receiving the principal amount. The Company is required to pledge 1,497 kilograms of Au9999 gold with carrying value of approximately $50.1 million (RMB 348.1 million) as collateral. The loan is guaranteed by the CEO and Chairman of the Company. The full amount of this entrust loan was received by the Company on October 28, 2016.

(q) Loans payable to Zhongjiang International Trust

On December 23, 2016, the Company entered into a trust loan agreement with Zhongjiang International Trust to borrow a maximum of approximately $57.6 million (RMB 400 million) for purchasing gold with a period of 24 months from December 23, 2016 to December 22, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 8.75% on the principle amount received. The Company is required to pledge 2,104 kilograms of Au9999 gold with carrying value of approximately $70.4 million (RMB 489 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

Total Interest for the above loans in the amount of $52.3 million and $3.8 million for the years ended December 31, 2016 and 2015, respectively. The weighted average interest rate for the years ended December 31, 2016 and 2015 was 11.2% and 11.5%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVESTMENTS IN GOLD

During the year ended December 31, 2016, the Company leased a total of 16,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $538.6 million (RMB 3,740 million) from Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party (See Note 8). The leased gold was fully returned by the Company to Shuntianyi as of December 31, 2016.

As of December 31, 2016, the Company allocated total of 54,677,490 grams of Au9999 gold in its inventories with carrying value of approximately $1,830.6 million as investments in gold for obtaining various loans from banks and financial institutions. (See Note 6)

As of December 31, 2016, total investments in gold pledged had a fair market value of $1,775.8 million, which resulted in unrealized loss of $54.8 million. The Company recorded this unrealized loss as other comprehensive loss.

As of December 31, 2016, a total of 45,998,000 grams of Au9999 gold with fair market value of approximately $1,494 million was pledged for long term bank loans, and therefore classified as non-current investment in gold. The remaining investments in gold of total 8,679,490 grams of Au9999 gold with fair market value of approximately $281.8 million was classified as current assets on the Company’s consolidated balance sheet as of December 31, 2016.

NOTE 8 – GOLD LEASE PAYABLE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into multiple gold lease agreements with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which is controlled by the CEO and the Chairman of the Company, to lease a total of 16,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $538.6 million (RMB 3,740 million). The Company recorded these transactions as gold lease payable – related party. The leased gold was fully returned by the Company to Shuntianyi as of December 31, 2016.

NOTE 9 – GOLD LEASE PAYABLE – BANK

During the year ended December 31, 2016, the Company allocated significant amount of gold in its inventories as investments in gold and pledged as collateral to secure loans from banks and financial institutions. In order to meet the Company’s production needs, the Company also utilized the leased gold of 185,000 grams of Au9999 gold in aggregate with carrying value of approximately $7.2 million (RMB 49.8 million) from Shanghai Pudong Development Bank (“SPD Bank”), and recorded this transaction as gold lease payable – bank. The leased gold shall be returned to the SPD Bank upon lease maturity in June 2017. (See Note 21)

Note 10 - THIRD PARTIES LOANS

On April 12, 2016, the Company entered into a loan agreement with Yantai Runtie Trade Ltd. for a total loan of approximately $28.8 million (RMB 200 million). The loan is interest free and has one year term from April 12, 2016 to April 12, 2017. In order for Yantai Runtie Trade Ltd, to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 12, 2016 to pledge restricted a deposit of totaling $28.8 million (RMB 200 million) to guarantee the loan. The deposit will be refunded when the loan is repaid upon maturity by Yantai Runtie Trade Ltd.

On April 13, 2016, the Company entered into a loan agreement with Yantai Runtie Trade Ltd. for a total loan of approximately $2.9 million (RMB 20 million). In order for Yantai Runtie Trade Ltd, to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 13, 2016 to pledge a restricted deposit of totaling $2.9 million (RMB 20 million) to guarantee the loan. The loan was repaid by the Company on October 13, 2016 and the deposit was released from the bank.

On April 13, 2016, the Company entered into a loan agreement with Yantai Yongyu Trade Ltd. for a total loan of approximately $4.3 million (RMB 30 million). In order for Yantai Yongyu Trade Ltd, to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 13, 2016 to pledge a restricted deposit of totaling $4.3 million (RMB 30 million) to guarantee the loan. The loan was repaid by the Company on December 14, 2016 and the deposit was released from the bank.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTIES LOANS

Between April 12, 2016 and May 22, 2016, the Company entered into multiple loan agreements with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a total loan of approximately $144 million (RMB 1,000 million). The loans have one year terms and are interest free. In order for Kangbo to obtain the loans from the bank, Wuhan Kingold signed a guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch to pledge a restricted deposit of totaling $144 million (RMB 1,000 million) to guarantee the loans. The loans were fully repaid by the Company on December 12, 2016 and the deposit was released from the bank.

Between November 23, 2016 and November 29, 2016, the Company entered into multiple loan agreements with Wuhan Kingold Industrial Group, a related party which is controlled by the CEO and Chairman of the Company, as working capital loans in order to subsequently purchase raw material of gold. The aggregated borrowing amount as of December 31, 2016 is approximately $460.8 million (RMB 3,200 million) with a term of 5 years and free of interest. The Company classified these loans as non-current liabilities.

NOTE 12 – OTHER RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016 and 2015, the Company received working capital proceeds from the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with no interest.

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party which is controlled by the CEO and Chairman of the Company, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold.

NOTE 13 - DEBTS PAYABLE

Amounts owed by the Company to Shanghai Pudong Development Bank (“SPD Bank”) under a Credit Agent Agreement were full repaid upon maturity on March 24, 2016 and approximately $5.3 million (RMB 35 million) security deposit was returned to the Company.

The remaining deferred financing cost of $141,850 was fully amortized in the year ended December 31, 2016. Interest expense incurred on the debt financing instruments amounted to approximately $3.3 million for the year ended December 31, 2015 and was capitalized into construction in progress of Jewelry Park project. For the year ended December 31, 2016, approximately $1 million interest expenses were capitalized into construction in progress of Jewelry Park project,

Pursuant to the Private Placement Agreement dated on August 12, 2014, the RMB 750 million debt financing instruments can be issued within two years. The Company originally planned to request the second phase of issuance of approximately $54 million (RMB 350 million) before the first phase debt expiration date in March 2016 and the proceeds will be used to pay back the first phase debt. However, the Company subsequently obtained alternative financing through several bank borrowings, management does not expect the second phase of debt issuance will be materialized in the near future.

NOTE 14 - DEPOSIT PAYABLES - JEWELRY PARK

As of December 31, 2015, the Company received the advance payment from potential customers approximately $22 million (RMB 144 million) to acquire certain real estate property in the Jewelry Park. During the year ended December 31, 2016, the Company transferred $22 million of customer deposits to Wuhan Lianfuda because Wuhan Kingold transferred all its interest in Jewelry Park to Wuhan Lianfuda in accordance with the Transfer Transaction. In connection with the Transfer Transaction, the Company also received the advance payments from Wuhan Lianfuda approximately $171.6 million (RMB 1,140 million) during the year ended December 31, 2016, which was subsequently settled during Transfer Transaction (see Note 5).

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2016 and 2015. The Company has loss carry forwards of approximately $16,760,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2036. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2016 and 2015 was approximately $5,699,000 and $5,335,000, respectively. The net increase in the valuation allowance for the years ended December 31, 2016 and 2015 was approximately $364,000 and $623,000, respectively.

Dragon Lead is incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the years ended December 31, 2016 and 2015. The Company recorded $Nil deferred income tax assets as of December 31, 2016 and 2015.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States. Since the U.S. holding company does not have any earnings and profits, distributions made in 2014 were deemed as a return of capital for U.S. income tax purpose.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES (continued)

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the year ended December 31, 2016 and 2015:

	For the years ended December 31,
	2016	2015

United States	$(1,010,848)	$(1,833,064)
Foreign	126,541,875	29,733,565
	$125,531,027	$27,900,501

Significant components of the income tax provision were as follows for the years ended December 31, 2016 and 2015:

	For the years ended December 31,
	2016	2015
Current tax provision
Federal	$-	$-
State	-	-
Foreign	33,055,811	4,488,815
	33,055,811	4,488,815

Deferred tax provision (benefit)
Federal	-	-
State	-	-
Foreign	(428,101)	1,849,910
	(428,101)	1,849,910
Income tax provision	$32,627,710	$6,338,725

The components of deferred tax assets and deferred tax liability as of December 31, 2016 and 2015 consist of the following:

	As of December 31,
	2016	2015
Deferred tax assets:
Deferred tax assets from net operating losses from parent company	$5,698,869	$5,335,180
Valuation allowance	(5,698,869)	(5,335,180)
	$-	$-

Deferred tax liability:
Deferred tax liability from capitalized interest	$-	$1,774,993
Deferred financing costs on the loans	1,971,192	$-
Other temporary differences	(721,570)	-
Deferred income tax liability	$1,249,622	$1,774,993

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the years ended December 31, 2016 and 2015:

	For the years ended December 31,
	2016	2015
US statutory rate	34%	34%
Foreign income and loss not recognized in U.S.A.	(34)%	(34)%
China income tax	25%	25%
Miscellanies and non-deductible expense	1%	(2.3)%
Effective tax rate	26%	22.7%

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EARNINGS PER SHARE

For the year ended December 31, 2016, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the year ended December 31, 2016. As a result, total of 345,642 unexercised warrants and options are dilutive, and were included in the computation of diluted EPS.

For the year ended December 31, 2015, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the exercise prices for the warrant and options were greater than the average market price for the year ended December 31, 2015. As a result, warrants to purchase 294,000 shares of common stock at weighted average exercise price of $3.61 per shares and options to purchase 3,220,000 shares of common stock at weighted average exercise price of $1.90 per share were not included in the computation of diluted EPS.

The following table presents a reconciliation of basic and diluted net income per share:

	For the years Ended December 31,
	2016	2015
Net income attributable to common stockholders	$92,909,812	$21,562,072
Weighted average number of common shares outstanding - Basic Effect of dilutive securities	65,991,487	65,963,502
Unexercised warrants and options	345,642	-
Weighted average number of common shares outstanding – diluted	66,337,129	65,963,502

Earnings per share - Basic	$1.41	$0.33
Earnings per share – Diluted	$1.40	$0.33

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - OPTIONS

On March 24, 2011, the Board of Directors voted to adopt the 2011 Stock Incentive Plan (the “Plan”), which was later ratified by the Company’s stockholders on October 31, 2011, at the 2011 annual meeting.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of the Company’s common stock may be granted. Prior to January 1, 2012, the Company granted 1,620,000 options under the plan. These options have fully vested by December 31, 2015. In accordance with the vesting periods, $Nil and $110,439 were recorded as part of operating expense-stock compensation for the years ended December 31, 2016 and 2015, respectively.

On January 9, 2012, the Company granted 1,300,000 options with an exercise price of $1.22 to certain members of management and directors. These options can be exercised within ten years from the grant date once they become exercisable. The options become exercisable in accordance with the schedule below: (a) 25% of the options become exercisable on the first anniversary of the grant date (such date is the initial vesting date), and (b) 6.25% of the options become exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 124.81%, risk free interest rate of 1.98%, and expected term of 10 years. The fair value of the options was $1,516,435. These options have fully vested by December 31, 2015. In accordance with the vesting periods, $Nil and $379,109 were recorded as part of operating expense-stock compensation for the 1,300,000 options above for the years ended December 31, 2016 and 2015, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – OPTIONS (continued)

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 10 years. The fair value of the options was $92,458. In accordance with the vesting periods, $23,114 and $23,114 were recorded as part of operating expense-stock compensation for the 90,000 options above for the years ended December 31, 2016 and 2015, respectively.

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model under the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 10 years. The aggregate fair value of the options was $85,822. In accordance with the vesting periods, $21,458 and $17,880 were recorded as part of operating expense-stock compensation for the 90,000 options above for the years ended December 31, 2016 and 2015, respectively.

The Company recorded $44,572 and $530,542 stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 the Company had 3,152,500 outstanding vested stock options with a weighted average remaining term over 4.70 years and 67,500 unvested stock options with a weighted average remaining term over 7.63 years. Unrecorded stock-based compensation expense was $58,039 as of December 31, 2016. The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,220,000	$1.90	5.76	$-
Exercisable, December 31, 2015	3,009,375	$1.95	5.63	$-

Granted	-	$-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2016	3,220,000	$1.90	4.76	$-

Exercisable, December 31, 2016	3,152,500	$1.92	4.70	$-

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - WARRANTS

Following is a summary of the status of warrant activities as of December 31, 2016 and 2015:

	Number of	Weighted Average	Weighted average
	warrants	Exercise Price	Remaining Life in Years
Outstanding, December 31, 2015	294,000	$3.61	0.04
Granted	300,000	1.35	0.52
Forfeited	(294,000)	-	-
Exercised	(55,365)	-	-
Outstanding, December 31, 2016	244,635	$1.38	0.52

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a wholly owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold in matters relating to investor relations, capital markets and shareholder value creation strategy. As the part of the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. As of December 31, 2016, no warrants were issued to BIP because the performance target has not been met.

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

On May 10, 2016, the Company terminated the consulting agreement. On June 27, 2016, the Company and BIP signed a settlement agreement (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company and BIP agreed that (1) the First Tranche Warrants and the Second Tranche Warrants would remain vested and outstanding, (2) the third, fourth and fifth tranches of success fee warrants would be cancelled; and (3) crediting of $66,439 in outstanding but unpaid fees against the exercise price of the First Tranche Warrants would be the only payment made or required under the Service Agreement. As a result, BIP will receive (a) 55,365 shares, (b) warrants to purchase 94,635 shares for $1.2 per share, expiring June 28, 2017, and (c) warrants to purchase 150,000 shares for $1.50 per share, which may be exercised from July 18, 2016 until July 17, 2017. As a result of the Settlement Agreement, the Company does not have any liability for future warrants issuance to BIP. As of December 31, 2016, the remaining 244,635 outstanding warrants may be exercised in the future by BIP upon delivery of cash and an exercise notice to the Company.

A total of 294,000 warrants consisting of 150,000 warrants issued to Wallington Investment Holdings Ltd with exercise price of $3.25 per share on January 13, 2011 and 144,000 warrants issued to Rodman & Renshaw, LLC with exercise price of $3.99 per share on January 13, 2011 were expired on January 13, 2016.

For the year ended December 31, 2016, the Company included $129,295 warrants cost in the general administrative expenses.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - NONCONTROLLING INTEREST

For the year ended December 31, 2015, Non-controlling interest represents the minority stockholders’ 45% proportionate share of the results of the newly established subsidiary Kingold Internet and Yuhuang.

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold.

A reconciliation of non-controlling interest as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Beginning Balance	$73,274	$-
Capital Contribution	-	69,319
Proportionate shares of Net loss	(6,214)	(296)
Foreign currency translation gain (loss)	(4,222)	4,251
Deconsolidation of subsidiaries	(62,557)	-
Ending Balance	$-	$73,274

NOTE 20 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $81,354,642 and $29,544,475 as of December 31, 2016 and 2015, respectively. The cash balance held in the BVI bank accounts was $7,083 and $13,277 as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, the Company held $281,018 cash balances within the United States which is $31,018 in excess of FDIC insurance limits of $250,000. As of December 31, 2015, the Company held $144,465 of cash balances within the United States.

For the years ended December 31, 2016 and 2015, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the years ended December 31, 2016 and 2015. The Company purchased gold directly, and solely, from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

During the year ended December 31, 2016 and 2015, approximately 21.5% and 18.8% of the Company’s net sales were generated from the Company’s five largest customers, respectively. No customer accounted for more than 10% of annual sales for the years ended December 31, 2016 or 2015.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - GOLD LEASE TRANSACTIONS

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

During 2015, the Company renewed gold lease agreements with CCB and leased an aggregate of 1,515 kilograms of gold, which amounted to approximately $56.2 million (RMB 365 million). The leases have initial terms of one year and provide an interest rate of 6% per annum. The leased gold was returned to the Bank upon lease maturity in 2016.

During the year ended December 31, 2016, the Company entered into gold lease agreements with China Construction Bank and leased an aggregated of 975 kilograms of gold, which amounted to approximately $33.8 million (RMB 235 million). The leases have initial terms of one year and provide an interest rate of 5.7% per annum. The leased gold shall be returned to the Bank upon lease maturity.

During the year ended December 31, 2016, the Company returned 2,490 kilograms of gold, which amounted to approximately $86.4 million (RMB 600.3 million) back to China Construction Bank upon lease maturity.

As of December 31, 2016 and 2015, Nil and 1,515 kilograms of leased gold were outstanding and not yet returned to the Bank, respectively.

As of December 31, 2016, the Company pledged restricted cash of approximately $14.4 million (RMB 100 million) as collateral to safeguard the gold lease from China Construction Bank, which was returned to the Company in early 2017 as the leased gold was returned at the end of December 2016.

b)	Gold lease transactions with SPD Bank

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

During the year ended December 31, 2016, the Company entered into gold lease agreements with Shanghai Pudong Development Bank and leased an aggregated of 345 kilograms of gold, which amounted to approximately $13.4 million (RMB 93.3 million). The leases have initial terms of six months to one year and provide an interest rate from 3.0% to 3.3% per annum. During the year ended December 31, 2016, the Company returned 1,077 kilograms of gold, which amounted to approximately $37.2 million (RMB 258.6 million) back to Shanghai Pudong Development Bank upon lease maturity. The remaining leased gold shall be returned to the Bank upon lease maturity in June 2017.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - GOLD LEASE TRANSACTIONS (continued)

As of December 31, 2016 and 2015, about 185 kilograms and 917 kilograms of leased gold were outstanding and not yet returned to Shanghai Pudong Development Bank, respectively, which amounted to approximately $7.2 million (RMB 49.8 million), and $33.1 million (RMB 215.2 million), respectively.

As of December 31, 2016, the Company pledged restricted cash of approximately $7.2 million (RMB 50 million) as collateral to safeguard the gold lease from Shanghai Pudong Development Bank.

c)	Gold lease transaction with CITIC Bank

During 2015, Wuhan Kingold entered into a gold lease agreement with CITIC Bank to lease an additional 850 kilograms of gold (valued at approximately $31 million or RMB 201 million). The lease has an initial term of one to six months and provides an interest rate of 6% per annum. The Company is required to deposit cash into an account at CITIC Bank equal to approximately $1.2 million (RMB 8.0 million). During 2015, the Company returned 1,150 kilograms of leased gold upon maturity, which amounted to approximately $44.3 million (RMB 287.4 million). The remaining amount was returned to the Bank upon lease maturity in 2016. The Company is required to deposit cash into an account at the Bank equal to approximately $3 million (RMB 19.5 million).

As of December 31, 2016 and 2015, Nil and 350 kilograms of leased gold were outstanding and not yet returned to CITIC Bank, which amounted to approximately $Nil and $12.4 million, respectively.

d)	Gold lease transaction with Industrial and Commercial Bank of China (“ICBC’)

During the year ended December 31, 2016, the Company entered into additional gold lease agreements with Industrial & Commercial Bank of China and leased an aggregated amount of 527 kilograms of gold, which amounted to approximately $20.1 million (RMB 139.7 million). The leases have initial terms of half year and provide an interest rate of 2.75% per annum. As of December 31, 2016, 527 kilograms of leased gold were all returned to Industrial & Commercial Bank of China.

As of December 31, 2016, no restricted cash was pledged by the Company as collateral to safeguard the gold lease from Industrial & Commercial Bank of China.

e)	Gold lease transactions with related party

During the year ended December 31, 2016, the Company entered into multiple gold lease agreements with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which is controlled by the CEO and the Chairman of the Company, to lease a total of 16,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $538.6 million. The leased gold was fully returned by the Company to Shuntianyi as of December 31, 2016.

As of December 31, 2016 and 2015, 185 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated amounts of $7.2 million and $101.8 million, respectively. Interest expense for the leased gold for the year ended December 31, 2016 and 2015 were approximately $3.9 million and $7.0 million, respectively, which was included in the cost of sales.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Commitments

Guarantee for Third Party

On April 12, 2016, the Company signed the collateral agreements with Evergrowing Bank - Yantai Huangshan Road Branch to pledge restricted deposits of totaling $28.8 million (RMB 200 million). The pledged deposits is to guarantee a bank acceptance note agreement signed between Yantai Runtie Trade Ltd. and Evergrowing Bank - Yantai Huangshan Road Branch, which allows Yantai Runtie Trade Ltd. to access a loan of approximately $28.8 million (RMB 200 million) with a term of one year from April 12, 2016 to April 12, 2017, and bearing a fixed annual interest rate of 2.01%. The deposits will be refunded to the Company when the loan is repaid upon maturity.

Operating Lease

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements to rent office and store space at the Jewelry Park commencing in July 2016 and October 2016, respectively, with aggregated annual rent of approximately $0.4 million (RMB 2.3 million). For the year ended December 31, 2016, the Company recorded $132,600 rent expense. As of December 31, 2016, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending December 31,
2017	$351,171
2018	351,171
2019	351,171
2020	351,171
2021 and thereafter	348,610
$1,753,294

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – CONVERTIBLE NOTE PURCHASE AGREEMENT

On April 2, 2015, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Fidelidade – Companhia de Seguros, S.A., a company duly incorporated and existing under the laws of Portugal and a majority-owned subsidiary of Fosun International Limited (the “Holder”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Holder $15 million aggregate principal amount 6.0% Senior Secured Convertible Note due 2018 (the “Note”), subject to customary closing conditions. The Company will sell the Note in reliance on the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933, as amended (the “Securities Act”). The Note and the underlying shares of the Company’s common stock issuable upon conversion of the Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUBSEQUENT EVENTS

In January 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $44.6 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8% based on the principal amount received. The Company is required to pledge 1,000 kilograms of Au9999 gold with carrying value of approximately $33.5 million (RMB 232.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

In January 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party, for a loan of approximately $144 million (RMB 1,000 million). The loan has one year term from January 12, 2017 to January 10, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate as collateral.

On January 3, 2017, Wuhan Kingold entered into a gold lease agreement with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which is controlled by the CEO and the Chairman of the Company, to lease a total of 4,000 kilograms of Au9999 gold for a period from January 3, 2017 to February 28, 2017. The leased gold was fully returned by the Company to Shuntianyi on February 28, 2017.

In February 2017, Wuhan Kingold entered into a loan agreement with Kangbo for a loan of approximately $144 million (RMB 1,000 million). The loan has one year term from February 20, 2017 to February 20, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate as collateral.

In February 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $50.4 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617% based on the principal amount received. The Company is required to pledge 1,745 kilograms of Au9999 gold with carrying value of approximately $68.6 million (RMB 476.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

In February 2017, Wuhan Kingold entered into a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $28.8 million (RMB 200 million). The loan has one year term from February 24, 2017 to February 19, 2018, and bears fixed annual interest of 4.75%. The Company is required to pledge 1,300 kilograms of Au9999 gold with carrying value of approximately $43.5 million (RMB 302.3 million) as collateral to secure this loan. The loan is also guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS (IN U.S. DOLLARS)

(Unaudited)

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS

Cash	$281,017	$144,465
Other current assets and prepaid expenses	500	500
Total current assets	28,517	144,965
OTHER ASSETS
Investment in subsidiaries	282,425,857	266,344,688
Total other assets	282,425,857	266,344,688
TOTAL ASSETS	$282,707,374	$266,489,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Other payables and accrued expenses	$217,087	$829,257
Total current liabilities	217,087	829,257
TOTAL LIABILITIES	217,087	829,257
COMMITMENTS AND CONTINGENCIES	-	-
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2016 and December 31, 2015	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,018,867 and 65,963,502 shares issued and outstanding as of December 31, 2016 and 2015	66,018	65,963
Additional paid-in capital	80,230,968	79,990,717
Retained earnings
Unappropriated	277,473,959	184,564,147
Appropriated	967,543	967,543
Accumulated other comprehensive loss	(76,248,201)	(1,248)
Total stockholders' equity	282,490,287	265,587,122
Non-controlling interest	-	73,274
Total Equity	282,490,287	265,660,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,707,374	$266,489,653

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

(Unaudited)

	December 31,	December 31,
	2016	2015
OPERATING EXPENSES

Selling, general and administrative expenses	$(966,276)	$(1,302,521)
Stock compensation expenses	(240,306)	(530,542)
Total operating expenses	(1,206,582)	(1,833,063)
EQUITY INCOME OF SUBSIDIARIES	94,109,899	23,394,839
NET INCOME	92,903,317	21,561,776
Added : net loss attribute to the non-controlling interest	6,495	296
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$92,909,812	$21,562,072

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized loss related to investments in gold	$(54,789,485)	$-
Total foreign currency translation loss	(21,461,689)	(14,740,716)
Less: foreign currency translation loss attributable to non-controlling interest	(4,222)	4,251
Total other comprehensive loss attributable to common stockholders	$(76,246,952)	$(14,744,967)

COMPREHENSIVE INCOME attributable to:
Common stockholders	$16,662,860	$6,817,105
Non-controlling interest	(10,717)	3,955
	$16,652,143	$6,821,060

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS (IN U.S. DOLLARS)

(Unaudited)

	For the years ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,903,317	$21,561,776
Adjusted to reconcile net income to cash provided by (used in) operating activities
Income from subsidiaries	(92,394,901)	(22,149,839)
Warrants or shares issued for consulting services	195,734
Share based compensation for services	44,572	530,542
Changes in operating assets and liabilities (Increase) decrease in:
Other payables and accrued expenses	(612,170)	140,000
Net cash provided by operating activities	136,552	82,479

CASH FLOWS FROM FINANCING ACTIVITIES

Cash dividend paid	-	-
Net proceeds from exercise of warrants	-	-
Net proceeds from stock issuance	-	-
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	136,552	82,479
CASH, BEGINNING OF YEAR	144,465	61,986
CASH, END OF YEAR	$281,017	$144,465

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.
NOTES TO SCHEDULE 1

1.	Basis of presentation

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

The Company did not have any significant commitments or long-term obligations as at December 31, 2016 and 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis.

Based on the assessment, management determined that, as of December 31, 2016, we did not maintain effective internal control over financial reporting due to the existence of the following significant deficiencies and material weaknesses:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Cashier does not deposit cash collected into the Company’s bank accounts on a timely manner;

•	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2016;

•	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions; and

•	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned.

•	Failure to properly record and disclose related party leased gold transactions, and failure to properly account for and record for guarantees, related party and third party loan transactions in the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016, June 30, 2016 and September 30, 2016.

•	Failure to properly classify the investments in gold between current and long-term assets in the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016, June 30, 2016 and September 30, 2016.

•	Failure to properly classify the restricted cash in connection of loan obtained and guarantees provided between current and long-term assets in the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016, June 30, 2016 and September 30, 2016.

•	Failure to record interest income in connection to the restricted cash deposits made to guarantee for the third parties in previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 and September 30, 2016.

•	Failure to timely determine our loss of nonaccelerated filer status, which resulted in our failure to timely engage our auditor to perform an auditor attestation regarding our internal controls over financial reporting and to file our annual report at the time required of accelerated filers. The company will engage its auditor to perform this audit of our internal controls and will file the results when the report is available.

In order to remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions including gold leases and loans with a value in excess of $250,000. Notwithstanding this requirement, our Board determined in the course of preparing this annual report that management did not consistently seek Board approval prior to causing Wuhan Kingold to enter into a number of transactions covered by these resolutions. In addition to failing to approve such transactions as anticipated, this absence of prior approval resulted in our failure to disclose such transactions at the time they occurred. Further, we intend to explore implementing additional policies and procedures, which may include:

•	Reporting other material and non-routine transactions to the Board and obtain proper approval,

•	Recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions. To mitigate the reporting risks, Kingold has now contracted with a third-party qualified consultant on GAAP reporting to improve the ability to prepare GAAP statements. The new consultant will also assist the Company to analyze non-routine, complex transactions in accordance with GAAP;

•	Improving the communication between management, board of directors and chief financial officer; and

•	Improving the internal audit function, internal control policies and monitoring controls.

•	Holding monthly Business Meeting - management reports to the board of directors of significant events such as loans renewals, related parties' transactions, new loans obtained from related and third parties, gold inventories and gold investment movements and guarantees to related parties and third parties loans.

•	To hold financial controller accountable for any omitted or misleading transactions not reported to the board of directors.

Changes in Internal Control over Financial Reporting

Except for the actions taken to remedy the material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions, as we experienced in the course of preparing this annual report and the amended quarterly reports for the first, second and third quarters of 2016.

ITEM 9B. OTHER INFORMATION

We failed to determine our loss of nonaccelerated filer status by virtue of an increase in our stock price causing our public float to exceed $75 million on June 30, 2016. As a result, we had not timely engaged our auditor to perform an auditor attestation regarding our internal controls over financial reporting and to file our annual report at the time required of accelerated filers. The company will engage its auditor to perform this audit of our internal controls and will file the results when the report is available.

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

Name	Age	Position
Zhihong Jia	55	Chief Executive Officer and Chairman of the Board
Bin Liu	46	Chief Financial Officer and Secretary
Jun Wang	43	General Manager and Director
Guang Chen	38	Independent Director
Alice Io Wai Wu	45	Independent Director (elected August 18, 2016)
Zhiyong Xia	48	Independent Director (elected August 18, 2016)
Zhonghong Fu	49	Former Independent Director (through August 18, 2016)
H. David Sherman	68	Former Independent Director (resigned May 9, 2016)

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

GUANG CHEN

Mr. Chen has served as one of our directors since June 16, 2014. Mr. Chen has severed as chairman of the Nominating Committee and a member of the Audit Committee and the Compensation Committee. Mr. Chen has extensive banking experience as well as experience with public companies and in capital markets within China. Mr. Chen has worked as a Vice President at the Investment Bank Department of HuaTai United Securities Co., Ltd. He worked at China Merchants Securities Co., Ltd. Investment Bank since 2007 to 2015. From 2007 to 2009, Mr. Chen worked in the Supervision Department of the China Securities Regulatory Commission. From 2006 to 2007, Mr. Chen worked in the Supervision Department of the Tianjin Securities Regulatory Bureau. Mr. Chen graduated from the Xi’an University of Architecture and Technology in 2003, from which he earned a Bachelor’s Degree in Accounting. Mr. Chen also holds a Master’s Degree in Economics from Nankai University, from which he graduated in 2006. Mr. Chen was elected to the Board due to his extensive banking and public company experience.

ALICE IO WAI WU

Ms. Wu has been providing accounting, consulting and advisory services to public and private companies since September 2011 through her company Wu & Company, Inc. Ms. Wu was an independent director of Yulong Eco-materials Limited, a company listing on Nasdaq, from the period from July 2015 until February 2017. From February 2015 to December 2015, she was the chief financial officer of The Future Education Group Inc., a Chinese company providing online and mobile education platforms and contents. Ms. Wu also has had extensive experience auditing the financial statements and internal controls of public and private companies, including as a partner at Anton & Chia, LLP from August 2013 to May 2014, a partner at Cacciamatta Accounting Corporation from January 2009 to July 2013, and as an audit manager of Moore Stephens Wurth Frazer and Torbet, LLP from January 2005 to May 2008. Ms. Wu graduated from California State University, Fullerton, with a bachelor’s degree in business administration with accounting concentration.

ZHIYONG XIA

Mr. Xia has been a partner of Hubei Zhongyou Law Firm since January 2009. Mr. Xia has worked at Hubei Zhongyou Law Firm since 2003 and has been licensed to practice law since May 2005. Mr. Xia has been providing legal services to various investment companies regarding litigation and transactional matters. Mr. Xia graduated from Wuhan City Construction College (now called Huazhong University of Science and Technology) in 1991, when he received his bachelor’s degree in agriculture. Mr. Xia serves on our Audit Committee, Nominating Committee and Compensation Committee, which he chairs. Mr. Xia’s rich experience in financing law led the Board to conclude that he should be nominated to serve as a director.

ZHONGHONG FU (former director)

Mr. Fu served as one of our directors from October 27, 2014 to August 18, 2016. Mr. Fu was a member of the Audit Committee, the Nominating Committee and the Chairman of the Compensation Committee until his departure. Since 2006, Mr. Fu has been the Partner-in-Charge of the Shanghai Branch of Fortune Venture Capital Co. Ltd. From 2003 to 2006, Mr. Fu was the IT Investment Director of Guangzhou Technology Review Investment Co., Limited. Prior to joining Guangzhou Technology Review Investment Co., he was the Investment Manager of Guangdong Technical Transformation Investment Co., Limited from 1997 to 2003. Mr. Fu received a Master in Business Administration from Jinan University in 1999. Mr. Fu was elected to the Board due to his rich experience in investment and networking with fund managers.

H. DAVID SHERMAN (former director)

Mr. Sherman served as one of our directors from February 1, 2011 until his resignation on May 9, 2016. Mr. Sherman served as chairman of the Audit Committee and a member of the Compensation and Nominating Committees of our Board from February 2011 until his resignation on May 9, 2016. Mr. Sherman is a U.S. Certified Public Accountant. From February 2012 to September 2014, Mr. Sherman was on the Board of Directors of AgFeed Industries, Inc. (FEED) and served as chairman of the Audit and Compensation Committees. From January 2010 to March 2012, he served as a director and chair of the Audit Committee of China HGS Real Estate Inc., a NASDAQ listed company that engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties in mainland China. Since 1985, Mr. Sherman has been a Professor of Accounting at Northeastern University D’Amore McKim School of Business. From 2007 through 2008, Mr. Sherman was a director and chair of Audit Committee of China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. Mr. Sherman is a Professor of Accounting at Northeastern University D’Amore McKim School of Business. Over this academic year (2015-2016), Mr. Sherman is a visiting professor at Harvard Business School teaching in the Harvard MBA program. Mr. Sherman was on the faculty of the MIT Sloan School of Management, and was Adjunct Professor of INSEAD (France) from 1999 to 2002 and Adjunct Professor of Tufts Medical School, Department of Public Health from 1997 to 2006. He also served as an Academic Fellow at the Securities and Exchange Commission from 2004 through 2005. Mr. Sherman received his Doctorate and MBA from Harvard Business School, and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Sherman was elected to the Board due to his financial and accounting expertise, including his qualifications as an Audit Committee financial expert, as well as his performance as one of our independent directors.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

There are no family relationships among our directors and executive officers.

Director Independence

In accordance with the current listing standards of The NASDAQ Stock Market, our Board, on an annual basis, affirmatively determines the independence of each director or nominee for election as a director. Our Board has determined that three of our current directors, Messrs. Chen and Xia and Ms. Wu, are “independent directors” as defined under the NASDAQ Rules, constituting a majority of independent directors of our Board as required by the corporate governance rules of NASDAQ. In making these determinations, our Board has concluded that none of those members has an employment, business, family or other relationship that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Audit Committee

Ms. Wu, Mr. Chen and Mr. Xia currently serve on the Audit Committee, which is chaired by Ms. Wu. Our Audit Committee falls within the definition of “Audit Committee” under Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act. In addition to meeting The NASDAQ Stock Market’s tests for director independence, directors serving on our Audit Committee must meet two basic criteria set forth in the rules promulgated by the SEC. First, Audit Committee members are barred from accepting, directly or indirectly, any consulting, advisory or other compensatory fee from us or any affiliate of us, other than in the member’s capacity as a member of our Board and any Board committee. Second, a member of our Audit Committee may not be an affiliated person of us or any subsidiary of us, apart from his or her capacity as a member of our Board and any Board committee. Our Board has determined that each member of our Audit Committee meets these independence requirements, in addition to the independence criteria established by The NASDAQ Stock Market. Our Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board has determined Ms. Wu is an “Audit Committee financial expert,” as defined in Item 407(d) of Regulation S-K. Our Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with The NASDAQ Stock Market requirements, discusses policies with respect to risk assessment and risk management. Our Audit Committee’s primary duties and responsibilities include:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation of Named Executive Officers

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2016 and 2015, respectively.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All other compensation	Total
Zhihong Jia Chief Executive Officer	2016	$175,000	$—	$—	$—	$—	$175,000
	2015	$175,000	$—	$—	$—	$—	$175,000

Bin Liu Chief Financial Officer	2016	$135,000	$—	$—	$—	$—	$135,000
	2015	$135,000	$—	$—	$—	$—	$135,000

(1)	The amounts in this column were calculated based on the grant date fair value of stock options computed using the Black-Scholes model, in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in determining fair value using the Black-Scholes pricing model, see Note 11, “Options” to our audited consolidated financial statements included in our Original Form 10-K. The Company did not grant any Option Awards to its executive officers in 2016 and 2015.

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

Zhihong Jia: We have entered into an employment agreement with Zhihong Jia, our chief executive officer for a term of three years. Pursuant to the employment agreement, Mr. Jia receives annual compensation equal to $175,000. In addition, Mr. Jia’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee.

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

Bin Liu: We entered into an employment agreement with Bin Liu, our CFO, effective April 1, 2010, for a term of three (3) years, which was subsequently amended on January 7, 2011. Pursuant to that agreement, Mr. Liu received annual compensation equal to $135,000. In addition, Mr. Liu was entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. Under the agreement, as amended, upon the first and second anniversary of his employment, Mr. Liu received an equity grant on each of April 1, 2011 and April 1, 2012 of an option to purchase 120,000 shares of our common stock. Each of the annual options granted vests quarterly at a rate of 30,000 options at the end of each three month period of employment. Mr. Liu’s agreement was also amended to provide him with an increased relocation package of up to $150,000 given the additional and significant cost of living and related expenses Mr. Liu was to incur upon his relocation from Illinois to our New York office. In addition, Mr. Liu agreed that, during his employment with us and for a period of one (1) year thereafter, he would not directly or indirectly employ, solicit, or induce for employment or in any other fashion hire any of the senior management of the Company. Mr. Liu also agreed to a non-compete clause whereby he agreed not engage or assist others to engage in the business of designing and manufacturing gold jewelry for a one (1) year period following the end of his employment with us. This employment agreement terminated on April 1, 2013 in accordance with its terms and on April 2, 2013, we entered into a new employment agreement with Mr. Liu on substantially the same terms.

Mr. Liu’s employment agreement is for a three (3) year term, and is retroactively effective to April 2, 2013 and was scheduled to terminate on April 2, 2016. Since April 2, 2016, Mr. Liu and the Company have continued to perform under the same terms as the then-effective agreement. Pursuant to the agreement, Mr. Liu will receive annual compensation equal to $135,000, and is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In addition, we granted Mr. Liu 360,000 shares of our common stock pursuant to our 2011 Stock Incentive Plan. Mr. Liu also agreed to both a non-solicit and non-compete clause while employed and for a one (1) year period following the end of his employment.

We may terminate Mr. Liu’s employment agreement at any time without cause upon thirty (30) days’ notice and the payment to Mr. Liu of a lump amount equal to three (3) months’ salary which shall be paid upon termination. Mr. Liu may effect a voluntary termination of his employment agreement at any time upon sixty (60) days’ notice to us; however, in such event no additional compensation will be due to Mr. Liu. We have the right to terminate Mr. Liu’s employment agreement for cause (as defined in his employment agreement), in which event we will not have any further obligations or liability to Mr. Liu under his employment agreement subsequent to the actual date of termination.

Jun Wang: Effective as of May 1, 2014, our subsidiary, Wuhan Kingold, has entered into an employment agreement with Jun Wang to serve as general manager for a term of five (5) years, unless terminated early by either party as provided in the agreement. Pursuant to the employment agreement, Mr. Wang will receive monthly compensation equal to RMB 12,000. We may terminate the employment agreement with Mr. Wang for cause (as described in his employment agreement), provided that we should inform the labor union of such cause of termination. In the event that Mr. Wang, due to sickness or injury inflicted off the job, cannot resume his work after specified period of medical treatment, or is unqualified after training or a job adjustment, or in the event that the objective conditions on which the employment agreement is based have materially changed to the extent that it is impossible to perform the employment agreement while we and Mr. Wang cannot reach an agreement to amend the employment agreement to reflect the changed conditions, we may terminate the employment agreement by providing thirty (30) days’ notice, or pay additional one-month salary to Mr. Wang, subject to certain exceptions provided in the employment agreement.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table includes certain information with respect to all equity awards that remain outstanding as of December 31, 2016 for our named executive officers.

Name	Options Granted Year	Total Number of Securities Underlying Options Granted		Option Exercise Price ($)	Option Start Date	Option Expiration Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Unexercised Options

Zhihong Jia	2011	360,000	(1)(2)	2.59	3/24/2011	3/23/2021	360,000	-
	2012	300,000	(6)	1.22	1/9/2012	1/9/2022	281,250	18,750
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-
	2015	-		-	-	-	-	-
	2016	-		-	-	-	-	-

Bin Liu	2011	30,000	(1)(3)	2.59	3/24/2011	3/23/2021	30,000	-
	2011	90,000	(1)(2)	2.59	3/24/2011	3/23/2021	90,000	-
	2011	120,000	(1)(2)	2.27	4/1/2011	4/1/2021	120,000	-
	2012	120,000	(4)(5)	1.49	4/1/2012	4/1/2022	120,000	-
	2012	110,000	(6)	1.22	1/9/2012	1/9/2022	103,125	6,875
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-
	2015	-			-	-	-	-
	2016	-			-	-	-	-

(1)	Award was granted on March 24, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011.

(2)	The options under the award vested as follows: 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011.

(3)	The options vested on the three month anniversary of March 24, 2011.

(4)	Award was granted on April 1, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011. The options under the award vested or will vest as follows: 30,000 options vest every three months following April 1, 2011 until all options have vested.

(5)	Award was granted on April 1, 2012. The options under the award vested or will vest as follows: 30,000 options vest every 3 months following April 1, 2012 until all options have vested.

(6)	The options under the award vested or will vest as follows: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options will become exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012.

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

Director Compensation

The following table sets forth a summary of our directors’ compensation for fiscal year 2016 except Mr. Zhihong Jia, our Chairman and Chief Executive Officer, who did not receive any compensation for his board service beyond the compensation he received as an employee of the Company. Mr. Jun Wang received his compensation as his position as our General Manager, while he did not receive any compensation for his board service.

Director Compensation — Fiscal Year 2016

Name	Fees Earned or Paid in Cash	Option Awards	All other compensation	Total
	($)(1)	($)(2)	($)	($)

H. David Sherman (3)	32,000	28,607	-	60,607

Guang Chen	-	28,607	-	28,607

Zhonghong Fu (4)	-	28,607	-	28,607

Jun Wang	23,118	-	-	23,118

Alice Io Wai Wu (3)	32,000	-	-	32,000

Zhiyong Xia (4)	-	-	-	-

(1)	Represents the amounts of all fees earned or paid in cash for services as a director in 2016 except Mr. Jun Wang. Our director compensation program is described in more details below.
(2)	The amounts in this column were calculated based on the grant date fair value of stock options computed using the Black-Scholes model, in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in determining fair value using the Black-Scholes pricing model, see Note 12, “Options” to our audited consolidated financial statements included in this report.
(3)	Effective May 9, 2016, Mr. H. David Sherman resigned as a member of the Board of Directors (the “Board”) and Ms. Alice Io Wai Wu joined as a member of the Board of Directors.
(4)	Effective August 18, 2016, Mr. Zhonghong Fu was not re-nominated as a member of the Board of Directors (the “Board”) and Mr. Zhiyong Xia joined as a member of the Board of Directors at the Company’s annual shareholder meeting.

Our directors (except Mr. Zhihong Jia whose option awards information is provided in the previous page) held the following outstanding option awards as of December 31, 2016:

Name	Outstanding Option Awards
H. David Sherman	90,000
Guang Chen	30,000
Zhonghong Fu	30,000
Jun Wang	-
Alice Io Wai Wu	-
Zhiyong Xia	-

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings. We agreed to pay H. David Sherman a total of $96,000 per annum for his service on the Board in 2016. The Company initially adopted a policy to pay the other non-employee directors RMB 45,000 per annum but such directors waived any such compensation payments in 2015 and 2014. Given that Mr. Sherman was chair of our Audit Committee (and Audit Committee financial expert), the Board determined that such additional compensation for Mr. Sherman was commensurate such additional responsibilities. Mr. Sherman resigned from Board on May 9, 2016 and, accordingly, we paid him $8,000 per month for the four full months he served in 2016.

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

The following table lists the number of shares and percentage of shares beneficially owned based on 66,018,867 shares of our common stock outstanding as of April 14, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of April 14, 2017 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 14, 2017 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Kingold Jewelry, Inc., 15 Huangpu Science and Technology Park, Jiang’an District, Wuhan, Hubei Province, PRC 430023.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Directors and Named Executive Officers:
Zhihong Jia(1)	16,855,943	25.6%
H. David Sherman(2)	68,438	*
Bin Liu(3)	830,000	1.3%
Jun Wang	380,103	*
Guang Chen	—	—
Zhonghong Fu	46,448	*
Alice Io Wai Wu	-	-
Zhiyong Xia	-	-
All Officers and Directors as a Group (total of eight persons)	18,180,932	27.5%
5% Stockholders:
Famous Grow Holdings Limited(4)(5)	15,925,943	24.1%
Ng, Shik Yau (6)(7)	3,800,000	5.8%

*	less than 1%

(1)	Includes (i) 15,925,943 shares of which the beneficial ownership or the right to control can be acquired by Zhihong Jia pursuant to a December 17, 2014 Amended and Restated Call Option Agreement in which the shares can be acquired from Famous Grow Holdings Limited, (ii) 270,000 buyback shares, and (iii) options to purchase 360,000 shares at $2.59 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011, (iv) options to purchase 300,000 shares at $1.22 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012.

(2)	Includes (i) options to purchase 11,250 shares at $2.59 per share that vested and became exercisable on March 24, 2012 and (ii) options to purchase 8,438 shares at $1.22 per share that vested and became exercisable on January 9, and April 9, 2014, respectively.

(3)	Includes (i) options to purchase 30,000 shares at $2.59 per share that vested and became exercisable on June 24, 2011, (ii) options to purchase 90,000 shares at $2.59 per share that vested and became exercisable as following schedule : 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011, (iii) options to purchase 120,000 shares at $2.27 per share that vested and became exercisable on July 1, 2011, October 1, 2011, January 1, 2012, and April 1, 2012, respectively, (iv) options to purchase 120,000 shares at $1.49 per share that vested and became exercisable on July 1, 2012, October 1, 2012, January 1, 2013, and April 1, 2013, respectively, (v) options to purchase 110,000 shares at $1.22 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012, and (vi) awarded with 360,000 common shares awarded when renewed a three year employment agreement on April 3, 2013.
84

(4)	Address: ATC Trustees (BVI) Limited, 2nd Floor, Abbott Building Road Tow, Tortola, British Virgin Islands.

(5)	Based upon Schedule 13D filed by Famous Grow Holdings Limited with the SEC on August 5, 2010. Pursuant to the Schedule 13D, Qian Lei may be deemed the beneficial owner of such shares.

(6)	Address: Flat A 9/F, 7 Mount Sterling, Mall Meifoo Sun Chuen, Kowloon, and Hong Kong.

(7)	Based upon Schedule 13G filed by Ng, Shik Yau with the SEC on March 18, 2013. And based on the transfer of 1,100,000 warrants from Ng, Shik Yau to Wang, Jianhua on April 15, 2013.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option grants made to employees, directors and consultants as of December 31, 2016:

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

For the year ended December 31, 2016, the Company borrowed $7,223,321 from Mr. Zhihong Jia, the CEO and Chairman of the Company, to pay certain expenses. The due to shareholder amount is unsecured and repayable on demand, free of interest. As of December 31, 2016 and 2015, the due to shareholder amounted to $7,223,321 and $200,059, respectively.

For the years ended December 31, 2016 and 2015, Mr. Zhihong Jia, the CEO and Chairman of the Company, together with his wife provided their personal guarantees to various financial institutions to supports the Company’s loan.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The table set forth below lists the fees billed to the Company by Friedman LLP, or Friedman, our independent registered public accounting firm, for audit services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2016 and 2015, and fees billed for other services rendered by Friedman during these periods.

Description	2016	2015
Audit fees(1)	$270,000	$260,000
Audit related fees	—	—
Tax fees(2)	$22,000	$15,255
All other fees	—	—
Total	$292,000	$275,255

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements and registration statements.

(2)	Comprised of services for tax compliance and tax inquire from IRS.

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

(3) Exhibits

Exhibit No.	Description
2.1	Reverse Acquisition Agreement, dated September 29, 2009, by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Exclusive Management Consulting and Technical Support Agreement, dated June 30, 2009, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.2	Shareholders’ Voting Proxy Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.3	Purchase Option Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 8, 2010).
10.4	Pledge of Equity Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.5	Amended and Restated Call Option Agreement, dated December 17, 2014, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.6	Amendment to Amended and Restated Call Option Agreement, dated March 26, 2016, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.7	Amendment 2 to Amended and Restated Call Option Agreement, dated March 28, 2016, by and between Zhihong Jia and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.8	Lease Agreement (English translation), dated February 1, 2015, by and between Wuhan Kingold and Vogue Show (incorporated by reference to Exhibit 10.6 to Annual Report filed on Form 10-K with the Commission on March 31, 2015).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).

10.10	Employment Agreement, dated November 18, 2010, between Registrant and Zhihong Jia (incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).**
10.11	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement, dated October 20, 2011, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).**
10.12	Shareholders’ Voting Proxy Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.13	Purchase Option Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.12	Pledge of Equity Agreement, dated October 20, 2011, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.15	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011).**
10.16	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.17	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.18	Executive Employment Agreement between Kingold Jewelry, Inc. and Bin Liu, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 5, 2013).**
10.19	Acquisition Agreement (English translation), dated October 23, 2013, among Wuhan Kingold Jewelry Company Limited, Wuhan Wansheng House Purchasing Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.20	English Translation of Labor Contract, by and between Wuhan Kingold Jewelry Co., Ltd. and Wang Jun effective as of May 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 5, 2014).**
10.21	Private Placement Agreement (English translation), dated July 21, 2014, between Wuhan Kingold Jewelry Co., Ltd., Shanghai Pudong Development Bank Co., Ltd and the other institutional investors named therein. (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.22	Underwriting Agreement (English translation), dated August 12, 2014, between Wuhan Kingold Jewelry Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.23	Convertible Note Purchase Agreement dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.24	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.25	Gold Lease Agreement (English translation), dated April 10, 2015, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.26	Schedule of Gold Lease Agreements substantially identical in all material respects to the Gold Lease Agreement filed as Exhibit 10.25 to this Annual Report on Form 10-K, pursuant to Instruction 2 To Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.27	Working Capital Loan Contract (English translation), dated May 29, 2015, between Wuhan Kingold Jewelry Company Limited and China CITIC Bank Corporation Limited, Wuhan Branch (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.28	Working Capital Loan Contract (English translation), dated June 1, 2015, between Wuhan Kingold Jewelry Company Limited and China CITIC Bank Corporation Limited, Wuhan Branch (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.29	Trust Loan Contract (English translation), dated September 17, 2015, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 13, 2015).
10.30	Loan Agreement of Circulating Fund (English translation), dated September 24, 2015, between Wuhan Kingold Jewelry Company Limited and Jiang’an Wuhan Branch of Hubei Bank Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on November 18, 2015).

10.31	Loan Agreement of Circulating Fund (English translation), dated December 18, 2015, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 14, 2016).
10.32	Gold Lease Agreement (English translation), dated January 11, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.33	Gold Lease Agreement (English translation), dated January 19, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.34	Loan Agreement of Circulating Fund (English translation), dated January 20, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.35	Gold Lease Agreement (English translation), dated January 25, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.36	Loan Agreement of Circulating Fund (English translation), dated January 28, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.37	Collective Trust Loan Contract (English translation), dated January 29, 2016, between Wuhan Kingold Jewelry Company Limited and Anxin Trust Co., Ltd. (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.38	Gold Lease Agreement (English translation), dated March 3, 2016, between Wuhan Kingold Jewelry Company Limited and Industrial and Commerce Bank of China (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
21.1	List of Subsidiaries. *
23.1	Consent of Friedman, LLP.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated March 30, 2017 titled “Kingold Jewelry Reports 2016 Fourth Quarter and Year End Financial Results” (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Commission on March 30, 2017).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith

**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2017

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 17, 2017
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2017
Bin Liu

/s/ Jun Wang	Director	April 17, 2017
Jun Wang

/s/ Zhiyong Xia	Director	April 17, 2017
Zhiyong Xia

/s/ Guang Chen	Director	April 17, 2017
Guang Chen

/s/ Alice Io Wai Wu	Director	April 17, 2017
Alice Io Wai Wu

