Form 10-Q
period 2017-03-31
KINGOLD JEWELRY, INC.
filed 2017-05-10
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2017

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 5, 2017, there were 66,018,867 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	March 31,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash	$9,425,086	$21,333,193
Restricted cash	64,456,118	52,786,257
Accounts receivable	320,774	670,878
Inventories	88,822,115	119,435,595
Investments in gold - current	1,059,682,318	281,895,403
Other current assets and prepaid expenses	657,627	698,217
Prepaid income tax	3,356,372	3,330,468
Value added tax recoverable	339,336,936	272,835,051
Total current assets	1,566,057,346	752,985,062

PROPERTY AND EQUIPMENT, NET	7,415,615	7,224,698

OTHER ASSETS
Restricted cash	8,503,599	7,558,173
Investments in gold	1,254,859,708	1,493,938,551
Other assets	285,204	283,003
Deferred income tax assets	1,027,910	-
Land use right	414,137	413,662
Total long-term assets	1,272,506,173	1,509,418,087
TOTAL ASSETS	$2,838,563,519	$2,262,403,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans, less unamortized debt issuance costs of $2,031,821 and $4,480,085	$528,644,984	$234,691,670
Third party loan	29,022,521	28,798,526
Gold leases payable - Bank	7,223,140	7,167,391
Other payables and accrued expense	11,672,302	13,716,472
Related parties loan	290,225,215	-
Due to related party	1,680,327	7,223,321
Other taxes payable	1,338,211	1,518,731
Total current liabilities	869,806,700	293,116,111
Deferred income tax liability	-	1,249,622
Related parties loan	568,841,421	460,776,408
Long term loans, less unamortized debt issuance costs of $5,570,959 and $4,350,348	1,039,239,815	1,224,770,721
TOTAL LIABILITIES	2,477,887,936	1,979,912,862

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,018,867 shares issued and outstanding as of March 31, 2017 and December 31, 2016	66,018	66,018
Additional paid-in capital	80,242,111	80,230,968
Retained earnings
Unappropriated	256,168,140	277,473,959
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	23,231,771	(76,248,201)
Total stockholders' equity	360,675,583	282,490,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,838,563,519	$2,262,403,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2017	2016
		(Restated)
NET SALES	$292,264,077	$282,188,057
COST OF SALES
Cost of sales	(274,909,008)	(253,412,444)
Depreciation	(294,443)	(290,682)
Total cost of sales	(275,203,451)	(253,703,126)
GROSS PROFIT	17,060,626	28,484,931
OPERATING EXPENSES
Selling, general and administrative expenses	3,697,383	2,838,593
Stock compensation expenses	11,143	11,143
Depreciation	105,839	23,513
Amortization, other	2,743	2,890
Total operating expenses	3,817,108	2,876,139

INCOME FROM OPERATIONS	$13,243,518	$25,608,792
OTHER INCOME (EXPENSES)
Other income	65,365	-
Interest Income	686,845	59,224
Interest expense, including amortization of debt issuance costs of $3,287,709 and $430,772	(37,589,496)	(5,404,125)
Total other expenses, net	(36,837,286)	(5,344,901)
INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	(23,593,768)	20,263,891
INCOME TAX PROVISION (BENEFIT)
Current	-	4,811,004
Deferred	(2,287,949)	255,674
Total income tax provision (benefit)	(2,287,949)	5,066,678

NET INCOME (LOSS)	(21,305,819)	15,197,213
Less: net loss attributable to the non-controlling interest	-	(1,197)
NET INCOME (LOSS) ATTRIBUTABLE TO KINGOLD JEWELRY, INC.	$(21,305,819)	$15,198,410

OTHER COMPREHENSIVE INCOME
Change in unrealized gain related to investments in gold	$102,907,389	$17,564,866
Total foreign currency translation gain (loss)	(3,427,417)	1,962,694
Less: foreign currency translation loss attributable to non-controlling interest	-	(454)
Total other comprehensive income attributable to KINGOLD JEWELRY, INC.	$99,479,972	$19,528,014

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
KINGOLD JEWELRY, INC.	$78,174,153	$34,726,424
Non-controlling interest	-	(1,651)
	78,174,153	$34,724,773
Earnings (Losses) per share
Basic and diluted	$(0.32)	$0.23
Weighted average number of shares
Basic and diluted	66,018,867	65,963,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2017	2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,305,819)	$15,197,213
Adjusted to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	400,282	314,195
Amortization of intangible assets	2,743	2,890
Share based compensation for services and warrants expense	11,143	75,347
Amortization of debt issuance costs included in interest expense	3,287,709	430,772
Deferred tax provision (benefit)	(2,287,949)	255,674
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	355,430	736,891
Inventories	31,552,069	161,022,459
Other current assets and prepaid expenses	46,031	(2,037,978)
Value added tax recoverable	(64,399,390)	(28,871,518)
Increase (decrease) in:
Other payables and accrued expenses	(2,147,164)	(2,362,754)
Income tax payable	-	3,252,855
Other taxes payable	(192,391)	151
Net cash provided by (used in) operating activities	(54,677,306)	148,016,197

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(506,991)	(42,449)
Investments in gold	(422,116,819)	(361,816,442)
Construction in progress-Jewelry Park	-	(13,101,275)
Net cash used in investing activities	(422,623,810)	(374,960,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans – short term	29,031,368	-
Repayments of bank loans – short term	(145,157)	(6,115,740)
Proceeds from bank loans - long term	95,803,516	319,547,435
Repayments of bank loans - long term	(29,031,368)	-
Proceeds from related party loan – short term	284,507,410	-
Proceeds from related party loan – long term	479,017,578	-
Repayments of related party loan – long term	(374,504,652)	-
Payment of loan origination fees	(1,990,977)	-
Restricted cash	(12,149,628)	(15,555,150)
Due to related party	(5,586,376)	250,226
Proceeds from (repayment of) debt financing instruments-private placement	-	(61,157,404)
Net cash provided by financing activities	464,951,714	236,969,367

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	441,295	140,910
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,908,107)	10,166,308
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,333,193	3,100,569
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,425,086	$13,266,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$27,688,571	$3,951,608
Cash paid for income tax	$-	$1,111,571
NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold obtained in a lease from a related party and fully repaid	$131,117,303	$138,287,308

 The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) should be considered as a 100% contractually controlled affiliate of Kingold. Kingold is empowered, through its wholly owned subsidiaries Dragon Lead Group Limited (“Dragon Lead”) and Wuhan Vogue-Show Jewelry Co., Inc. (“Wuhan Vogue-Show”), with the ability to control and substantially influence Wuhan Kingold’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. Kingold is also obligated to absorb a majority of expected losses of Wuhan Kingold, which enables Kingold to receive a majority of expected residual returns from Wuhan Kingold, and because Kingold has the power to direct the activities of Wuhan Kingold that most significantly impact Wuhan Kingold’s economic performance, Kingold, through its wholly-owned subsidiaries, accounts for Wuhan Kingold as its Variable Interest Entity. Accordingly, Kingold consolidates Wuhan Kingold’s operating results, assets and liabilities. The Company makes an ongoing assessment to determine whether Wuhan Kingold is still a Variable Interest Entity.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, deferred income tax, deferred debt issuances costs, investment in gold and share based compensation. Actual results could differ from those estimates.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

As of March 31, 2017 and December 31, 2016, the Company had restricted cash of $72,959,717 and $60,344,430, respectively. Approximately total of $11.2 million was related to the various bank loans with banks and financial institutions – see Note 5 - Bank Loans. Approximately $29 million was used to guarantee a thirty party to obtain a bank loan - see Note 9 - Third Party Loan. Approximately $32.7 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and China Construction Bank (“CCB”) - see Note 18 - Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At March 31, 2017 and December 31, 2016, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of March 31, 2017 and December 31, 2016, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

Certain assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of March 31, 2017 and December 31, 2016.

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

Revenue Recognition (Continued)

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at March 31, 2017 and December 31, 2016.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2010 and after. As of March 31, 2017, the tax years ended December 31, 2010 through December 31, 2016 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

Foreign Currency Translation (Continued)

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

	March 31, 2017	March 31, 2016	December 31, 2016
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$ 1=RMB 6.8912	US$ 1=RMB 6.4494	US$ 1=RMB 6.9448
Amounts included in the statements of operations and cash flows for the period	US$ 1=RMB 6.8891	US$ 1=RMB 6.5405	US$ 1=RMB 6.6441

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The unrealized gain or loss resulting from the change of the fair market value from the gold investments and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income in the consolidated statements of operations and comprehensive income.

Earnings (Losses) per Share (“EPS”)

Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (i.e., options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Debts Issuance Costs

The Company follows the provision of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance cost related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Amortization of debt issuance costs is calculated using the effective interest method and is included as a component of financing costs.

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

Furthermore, the value of the Company’s inventories may be affected by commodity prices. The Company records the value of its inventories using the lower of cost or market value, cost calculated on the weighted average method. As a result, decreases in the market value of precious metals such as gold would result in a lower stated value of the Company’s inventory, which may require it to take a charge for the decrease in the value of its inventory.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning October 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. We are planning to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our unaudited condensed consolidated financial statements.  The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.  Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.  While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories as of March 31, 2017 and December 31, 2016 consisted of the following:

	As of
	March 31,	December 31,
	2017	2016
Raw materials (A)	$6,435,040	$7,167,391
Work-in-progress (B)	61,087,801	78,813,685
Finished goods (C)	21,299,274	33,454,519
Total inventory	$88,822,115	$119,435,595

(A)	Included 185,000 grams of Au9999 gold as of March 31, 2017 and 185,000 grams of Au9999 gold as of December 31, 2016.

(B)	Included 1,810,705 grams of Au9999 gold March 31, 2017 and 2,358,178 grams of Au9999 gold as of December 31, 2016.

(C)	Included 624,910 grams of Au9999 gold March 31, 2017 and 993,699 grams of Au9999 gold as of December 31, 2016.

No lower of cost or market adjustment was recorded at March 31, 2017 and December 31, 2016, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2017 and December 31, 2016:

	As of
	March 31,	December 31,
	2017	2016
Buildings	$2,226,099	$2,208,918
Plant and machinery	17,547,335	17,401,084
Motor vehicles	98,308	97,549
Leasehold improvements	1,222,700	1,185,433
Office and electric equipment	1,189,183	687,901
Subtotal	22,283,625	21,580,885
Less: accumulated depreciation	(14,868,010)	(14,356,187)
Property and equipment, net	$7,415,615	$7,224,698

Depreciation expense for the three months ended March 31, 2017 and 2016 was $400,282 and $314,195, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS

Short term loans consist of the following:

	As of
	March 31,	December 31,
	2017	2016
(a) Loan payable to Minsheng Trust	$52,095,426	$51,693,353
(b) Loans payable to National Trust-gross amount	145,112,607	143,992,628
Loans payable to National Trust-deferred financing cost	(2,031,821)	(4,480,085)
(c) Loan payable to Aijian Trust	43,533,782	43,197,788
(d) Loans payable to Evergrowing Bank - Qixia Branch	145,112,607	-
(e) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	144,822,383	287,986
Total short term loans	$528,644,984	$234,691,670

(a) Loan payable to Minsheng Trust

On October 14, 2016, the Company entered into a Trust Loan Agreement with the Minsheng Trust to borrow a maximum of 70% of amount of pledged gold as a working capital loan. The Company is subject to 7.6% fixed annual interest rate. The term of the loan is one year from receiving of the principal amount. The Company is required to pledge 1877.49 kilograms of Au9995 gold with carrying value of approximately $63.3 million (RMB 436.5 million) as collateral. The total amount received by the Company was approximately $52.1 million (RMB 359 million) according to the calculation stated in the agreement. The Company was also required to pledge approximately $0.5 million (RMB 3.6 million) restricted cash with Minsheng Trust as collateral.

(b) Loans payable to National Trust

On April 26, 2016, the Company entered into a trust loan agreement and an amendment to the trust loan agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $72.6 million (RMB 500 million) as working capital loan. The loan is comprised of two installments, with the first installment of approximately $14.5 million (RMB 100 million) and the second installment of approximately $58.1 million (RMB 400 million). Each installment has a one-year term starting from the installment release date. For each installment, the Company is required to make the first interest payment equal to 4.1% of the principal received as loan origination fee, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis. The Company is required to pledge 2,600 kilograms of Au9995 gold with carrying value of approximately $87.7 million (RMB 604.5 million) as collateral to secure this loan. The loan is jointly guaranteed by the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company received full proceeds in May 2016. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The Company paid approximately $5 million (RMB 34.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three month ended March 31, 2017 and for the year ended December 31, 2016, approximately $1.2 million (RMB 8.5 million) and $3.2 million (RMB 22.1 million) deferred financing cost was amortized, respectively. As of March 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.6 million (RMB 4 million).

On July 11, 2016, the Company entered into a Trust Loan Agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $72.6 million (RMB 500 million) as a working capital loan. The Company is required to make the first interest payment equal to 4.1% of the principal received as loan origination fee, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis.. The term of the loan could be extended for one additional year. The Company is required to pledge 2,660 kilograms of Au9995 gold with carrying value of approximately $89.8 million (RMB 618.5 million) as collateral. The loan is guaranteed by the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The Company paid approximately $5 million (RMB 34.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three month ended March 31, 2017 and for the year ended December 31, 2016, approximately $1.2 million (RMB 8.6 million) and $2.4 million (RMB 16.1 million) deferred financing cost was amortized, respectively. As of March 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1.4 million (RMB 10 million).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(c) Loan payable to Aijian Trust

On April 28, 2016, Wuhan Kingold and Shanghai Aijian Trust Co., Ltd. (“Aijian Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, Aijian Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). Aijian Trust’s acquisition price for the Gold Income Right was approximately $43.5 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from Aijian Trust with installments and the last installment shall be within the 24 months. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the 1,542 kilograms of related Au9999 gold under the Gold Income Right to Aijian Trust with carrying value of approximately $52 million (RMB 358.5 million) as collateral. The agreement is also personally guaranteed by Mr. Zhihong Jia, our CEO and Chairman. The Company also made a restricted deposit of $0.4 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short-term loan.

(d) Loans payable to Evergrowing Bank – Qixia Branch

In January 2016, Wuhan Kingold signed two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $116.1 million (RMB 800 million) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7.5% per year. The loans are secured by 5,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $168.7 million (RMB 1.2 billion) and are guaranteed by the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

In February 2017, Wuhan Kingold further entered into a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $29 million (RMB 200 million). The loan has one year term from February 24, 2017 to February 19, 2018, and bears fixed annual interest of 4.75%. The Company pledged 1,300 kilograms of Au9999 gold with carrying value of approximately $43.9 million (RMB 302.3 million) as collateral to secure this loan. The loan is also guaranteed by Mr. Zhihong Jia, the CEO and Chairman of the Company.

(e) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $145.1 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,550 kilograms of Au9999 gold in aggregate with carrying value of approximately $187.3 million (RMB 1.3 billion) and are guaranteed by the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, approximately $145,113 (RMB 1 million) was repaid in August 2016, approximately $145,113 (RMB 1 million) was repaid on February 23, 2017 and another $145,113 (RMB 1 million) should be repaid in August 23, 2017. The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(e) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch (Continued)

The repayment requirement is listed below:

As of March 31, 2017
August 23, 2017	$145,113
February 23, 2018 – March 24, 2018	144,677,270
Total	144,822,383

Interest expense for all of the loans mentioned above amounted to $8,208,650 and $1,558,301 for the three months ended March 31, 2017 and 2016, respectively.

Long-term loans consist of the following:

	As of
	March 31,	December 31,
	2017	2016
(f) Loans payable to Evergrowing Bank - Qixia Branch	$-	$115,194,102
(g) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	-	143,560,650
(h) Loans payable to Anxin Trust	435,337,823	431,977,883
(i) Loans payable to Minsheng Trust - gross amount	29,022,521	28,798,526
Loans payable to Minsheng Trust - deferred financing cost	(473,290)	(563,984)
(j) Loans payable to Chang’An Trust	-	28,654,533
(k) Loans payable to Sichuan Trust - gross amount	217,668,911	215,988,941
Loans payable to Sichuan Trust - deferred financing cost	(2,052,916)	(2,359,280)
(l) Loans payable to China Aviation Capital - gross amount	42,082,656	41,757,862
Loans payable to China Aviation Capital - deferred financing cost	(907,948)	(1,055,387)
(m) Loans payable to China Construction Investment Trust - gross amount	43,533,782	43,197,788
Loans payable to China Construction Investment Trust - deferred financing cost	(318,993)	(371,697)
(n) Loans payable to Zheshang Jinhui Trust	79,811,934	79,195,945
(o) Loans payable to Hubei Assets Management	43,533,782	43,197,788
(p) Loans payable to Zhongjiang International Trust	58,045,043	57,597,051
Loans payable to Zhongjiang International Trust - deferred financing cost	(236,991)	-
(q) Loans payable to China Aviation Trust	44,984,908	-
Loans payable to China Aviation Trust - deferred financing cost	(1,229,382)	-
(r) Loans payable to National Trust	50,789,414	-
Loans payable to National Trust - deferred financing cost	(351,439)	-
Total long term loans, net of deferred financing costs	$1,039,239,815	$1,224,770,721

(f) Loans payable to Evergrowing Bank – Qixia Branch (see note (d) above)

(g) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch (see note (e) above)

(h) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $435.3 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with a term of 36 months or more. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 15,450,000 grams of Au9999 gold in aggregate with carrying value of approximately $521.3 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of March 31, 2017, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $4.4 million (RMB 30 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(i) Loans payable to Minsheng Trust

On June 24, 2016, Wuhan Kingold entered into a loan agreement with Minsheng Trust, with an aggregate amount of approximately $29 million (RMB 200 million), with a maturity date of June 22, 2018. The annual interest rate was 10.85%. The loan is to be used for the working capital. Wuhan Kingold pledged 1,090,000 grams of gold with carrying value of approximately $36.8 million (RMB 253.4 million) as of March 31, 2017 to secure this loan. The Company was also required to pledge approximately $0.3 million (RMB 2 million) restricted cash with Minsheng Trust as collateral. The Company paid approximately $0.8 million (RMB 5.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2017 and for the year ended December 31, 2016, approximately $0.1 million (RMB 0.7 million) and $0.2 million (RMB 1.4 million) deferred financing cost was amortized, respectively. As of March 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.5 million (RMB 3.3 million).

(j) Loans payable to Chang’An Trust

On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $43.5 million (RMB 300 million) for the purpose of working capital needs. The loan has a 24-month term starting from the date of releasing the loan, and bears interest at a fixed rate of 13% per annum. The loan is secured by 1,121 kilograms of Au9995 gold, approximately $37.8 million (RMB 260.6 million) is pledged by Wuhan Kingold. The loan is guaranteed by the CEO and Chairman of the Company and shall be repaid upon maturity. As of December 31, 2016, the Company received an aggregate of approximately $28.7 million (RMB 199 million) from the loan. The Company also made a restricted deposit of $0.3 million (RMB 2 million) to secure these loans. During the three months ended March 31, 2017, the Company fully repaid the loan and the deposit was refunded.

(k) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $290.2 million (RMB 2 billion) as working capital loan. The loan period is 24 months from receiving. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.25%. The Company is required to make the first interest payment equal to 1.21% of the principle received as loan origination fee, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $244.9 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of March 31, 2017, the Company received an aggregate of approximately $217.7 million (RMB 1.5 billion) from the loan. The Company paid approximately $2.6 million (RMB 18.2 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2017 and for the year ended December 31, 2016, approximately $0.3 million (RMB 2.2 million) and $0.3 million (RMB 1.8 million) deferred financing cost was amortized, respectively. As of March 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $2 million (RMB 14.2 million).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(l) Loans payable to China Aviation Capital

On September 7, 2016, the Company entered into a trust loan agreement with China Aviation Capital Investment Management (Shenzhen) ("China Aviation Capital") to borrow a maximum of approximately $87.1 million (RMB 600 million) as working capital loan. The first instalment of the loan is approximately $42.1 million (approximately RMB 290 million) with a period of 24 months from September 7, 2016 to September 7, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.5% and an one time consulting fee of 3% based on the principle amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $49.7 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. As of March 31, 2017, the Company received an aggregate of approximately $42.1 million (approximately RMB 290 million) from the loan. The Company paid approximately $1.3 million (RMB 8.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2017 and for the year ended December 31, 2016, approximately $0.1 million (RMB 1.1 million) and $0.2 million (RMB 1.4 million) deferred financing cost was amortized, respectively. As of March 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1 million (RMB 6.2 million).

(m) Loans payable to China Construction Investment Trust

On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $43.5 million (RMB 300 million) as working capital loan for the purposed of purchasing of gold solely with a period of 24 months from August 29, 2016 to August 29, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principle amount received need to be paid before December 25, 2016 as loan origination fee; (2) the rest of interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company pledged 1,447 kilograms of Au9999 gold with carrying value of approximately $48.8 million (RMB 336.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. As of March 31, 2017, full amount of the loan was received by the Company. The Company paid approximately $0.4 million (RMB 3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2017 and for the year ended December 31, 2016, approximately $0.1 million (RMB 0.4 million) and $0.1 million (RMB 0.4 million) deferred financing cost was amortized. As of March 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.3 million (RMB 2.2 million).

(n) Loans payable to Zheshang Jinhui Trust

On November 7, 2016, the Company entered into a trust loan agreement with Zheshang Jinhui Trust to borrow a maximum of approximately $79.8 million (RMB 550 million) for purchasing gold with a period of 24 months from principle receiving date November 15, 2016 to November 15, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.8% based on the principal amount received. The Company pledged 2,708 kilograms of Au9999 gold with carrying value of approximately $91.4 million (RMB 629.6 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.8 million (RMB 5.5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(o) Loans payable to Hubei Assets Management

On September 30, 2016, the Company entered into an Entrust Loan Agreement with the Hubei Asset Management Co., Ltd. to borrow from Industrial and Commercial Bank of China Wuhan Jiang'an Branch of a maximum of approximately $43.5 million (RMB 300 million) as a working capital loan in the later period. The Company is subject to 9.5% fixed annual interest rate. The term of the loan is two years from the date of receiving the principal amount. The Company pledged 1,497 kilograms of Au9999 gold with carrying value of approximately $50.5 million (RMB 348.1 million) as collateral. The loan is guaranteed by the CEO and Chairman of the Company. The full amount of this entrust loan was received by the Company on October 28, 2016.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(p) Loans payable to Zhongjiang International Trust

On December 23, 2016, the Company entered into a trust loan agreement with Zhongjiang International Trust to borrow a maximum of approximately $58 million (RMB 400 million) for purchasing gold with a period of 24 months from December 23, 2016 to December 22, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 8.75% on the principle amount received. The Company pledged 2,104 kilograms of Au9999 gold with carrying value of approximately $71 million (RMB 489.2 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.27 million (RMB 1.9 million) as loan origination fee for obtaining the loan during the three months ended March 31, 2017. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2017, approximately $0.04 million (RMB 0.3 million) deferred financing cost was amortized. As of March 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.2 million (RMB 1.6 million).

(q) Loans payable to China Aviation Trust

On January 25, 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $45 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8% based on the principal amount received. The Company pledged 1,647 kilograms of Au9999 gold with carrying value of approximately $54.9 million (RMB 378.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $1.4 million (RMB 9.3 million) as loan origination fee for obtaining the loan during the three months ended March 31, 2017. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2017, approximately $0.1 million (RMB 0.8 million) deferred financing cost was amortized. As of March 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1.2 million (RMB 8.5 million).

(r) Loans payable to National Trust

On February 28, 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $50.8 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617% based on the principal amount received. The Company pledged 1,745 kilograms of Au9999 gold with carrying value of approximately $59.2 million (RMB 408 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.36 million (RMB 2.5 million) as loan origination fee for obtaining the loan during the three months ended March 31, 2017. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2017, approximately $0.01 million (RMB 0.1 million) deferred financing cost was amortized. As of March 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.35 million (RMB 2.4 million).

Total Interest for the above loans was approximately $24 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively. The weighted average interest rate for the three months ended March 31, 2017 and 2016 was 9.5% and 8.0%, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INVESTMENTS IN GOLD

As of March 31, 2017, the Company allocated a total of 67,173,490 grams of Au9999 gold in its inventories with carrying value of approximately $2,211.6 million (RMB 15,241 million) as investments in gold for obtaining various loans from banks and financial institutions. (See Note 5)

During the three months ended March 31, 2017, the Company also leased a total of 4,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $131.1 million (RMB 903.6 million) from Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party (See Note 7). The leased gold was fully returned by the Company to Shuntianyi as of March 31, 2017.

As of March 31, 2017, total investments in gold pledged had a fair market value of $2,314.5 million, which resulted in unrealized gain of $102.9 million. The Company recorded this unrealized gain as other comprehensive income, net of tax.

As of March 31, 2017, a total of 36,419,000 grams of Au9999 gold with fair market value of approximately $1,254.8 million was pledged for long term bank loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 30,754,490 grams of Au9999 gold with fair market value of approximately $1,059.7 million was classified as current assets as of March 31, 2017.

As of December 31, 2016, a total of 45,998,000 grams of Au9999 gold with fair market value of approximately $1,494 million was pledged for long term bank loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 8,679,490 grams of Au9999 gold with fair market value of approximately $281.8 million was classified as current assets as of December 31, 2016.

NOTE 7 – GOLD LEASE PAYABLE – RELATED PARTY

On January 3, 2017, the Company entered into a gold lease agreement with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which was controlled by the CEO and the Chairman of the Company, to lease a total of 4,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $131.1 million. This lease was from January 3, 2017 to February 28, 2017. The Company recorded this transaction as gold lease payable – related party. The leased gold was fully returned by the Company to Shuntianyi as of March 31, 2017.

NOTE 8 – GOLD LEASE PAYABLE – BANK

The Company allocated significant amount of gold in its inventories as investments in gold and pledged as collateral to secure loans from banks and financial institutions. In order to meet the Company’s production needs, the Company also utilized the leased gold of 185,000 grams of Au9999 gold in aggregate with carrying value of approximately $7.2 million (RMB 49.8 million) from Shanghai Pudong Development Bank (“SPD Bank”), and recorded this transaction as gold lease payable – bank. The leased gold shall be returned to the SPD Bank upon lease maturity in July 2017. (See Note 18).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - THIRD PARTIES LOAN

On April 12, 2016, the Company entered into a loan agreement with Yantai Runtie Trade Ltd. for a total loan of approximately $29 million (RMB 200 million). The loan is interest free and has one year term from April 12, 2016 to April 12, 2017. In order for Yantai Runtie Trade Ltd, to obtain the loan from the bank, Wuhan Kingold signed a guarantee agreement with the ultimate lender, Evergrowing Bank - Yantai Huanshan Road Branch, on April 12, 2016 to pledge restricted a deposit of totaling $29 million (RMB 200 million) to guarantee the loan. The deposit will be refunded when the loan is repaid upon maturity by Yantai Runtie Trade Ltd. The deposits were refunded to the Company when the loan was fully repaid in April.

NOTE 10 – RELATED PARTIES LOANS

(a)	Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $145 million (RMB 1,000 million). The loan has one-year term from January 12, 2017 to January 10, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $182.4 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $145 million (RMB 1,000 million). The loan has one-year term from February 20, 2017 to February 20, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $163.3 million (RMB 1.1 billion) as collateral.

As of March 31, 2017, the aggregated borrowing amount from Kangbo was $290.2 million (RMB 2,000 million). The Company classified these loans as current due to maturity.

(b)	Loans payable to Wuhan Kingold Industrial Group

Between November 23, 2016 and November 29, 2016, the Company entered into multiple loan agreements with Wuhan Kingold Industrial Group, a related party which is controlled by the CEO and Chairman of the Company, as working capital loans in order to subsequently purchase raw material of gold. The aggregated borrowing amount as of December 31, 2016 was approximately $460.8 million (RMB 3,200 million) with a term of 5 years and free of interest.

On February 22, 2017, the Company signed another loan agreement with Wuhan Kingold Industrial Group for additional loan of $116.1 million (RMB 800 million) with 5 years loan period from February 22, 2017 to February 21, 2022 with no interest bearing. This additional loan agreement along with the agreements signed in Fiscal 2016 allows the Company to obtain loans of maximum of RMB 5 billion within 5 years.

During the three months ended March 31, 2017, the Company repaid loans totaling of $374.4 million (RMB 2,580 million) and obtained loans totaling of $478.9 million (RMB 3,300 million). As of March 31, 2017, the aggregated borrowing amount from Wuhan Kingold Industrial Group was $568.8 million (RMB 3,920 million). The Company classified these loans as long term due to mature in 5 years.

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2017 and for the year ended December 31, 2016, the Company received working capital proceeds from the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with no interest. As of March 31, 2017 and December 31, 2016, the amount due to CEO and Chairman was $1,680,327 and $7,223,321, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – INCOME TAXES

The Company is subject to income taxes on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through March 31, 2017 resulting in loss carry forwards of approximately $17,080,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2036. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2017 and December 31, 2016 was approximately $5,807,000 and $5,699,000, respectively.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended March 31, 2017 and 2016. The Company recorded $1,027,910 and $Nil deferred income tax assets as of March 31, 2017 and December 31, 2016, respectively.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States. Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016

United States	$(317,240)	$(294,952)
Foreign	(23,276,528)	20,558,843
	$(23,593,768)	$20,263,891

Significant components of the income tax provision (benefit) were as follows for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Current tax provision
Federal	$-	$-
State	-	-
Foreign	-	4,811,004
	-	4,811,004

Deferred tax provision (benefit)
Federal	-	-
State	-	-
Foreign	(2,287,949)	255,674
	(2,287,949)	255,674
Income tax provision (benefit)	$(2,287,949)	$5,066,678

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – INCOME TAXES (Continued)

The components of deferred tax assets and deferred tax liabilities as of March 31, 2017 and December 31, 2016 consist of the following:

	As of March 31, 2017	As of December 31, 2016
Deferred tax assets:
Other temporary differences	$206,233	$
Deferred financing costs on the loans	821,677		-
Net operating losses from parent company	5,806,730		5,698,869
Valuation allowance	(5,806,730)		(5,698,869)
	1,027,910		-

Deferred tax liabilities:
Deferred financing costs on the loans	$-		$1,971,192
Other temporary differences	-		(721,570)
Deferred tax assets (liability) - Net	$-		$1,249,622

NOTE 13 – EARNINGS (LOSSES) PER SHARE

For the three months ended March 31, 2017, the basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the Company had a net loss for the three months ended March 31, 2017. As a result, warrants to purchase 150,000 shares and 94,000 shares of common stock at weighted average exercise price of $1.50 and $1.20 per shares, respectively, and options to purchase 3,220,000 shares of common stock at weighted average exercise price of $1.90 per share, were not included in the computation of diluted EPS.

For the three months ended March 31, 2016, the basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the exercise prices for the warrant and options were greater than the average market price for the related periods. As a result, warrants to purchase 150,000 shares and 294,000 shares of common stock at weighted average exercise price of $1.20 and $3.25 per shares, respectively, and options to purchase 3,220,000 shares of common stock at weighted average exercise price of $1.90 per share, were not included in the computation of diluted EPS.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – OPTIONS

On March 24, 2011, the Board of Directors voted to adopt the 2011 Stock Incentive Plan (the “Plan”), which was later ratified by the Company’s stockholders on October 31, 2011, at the 2011 annual meeting.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of the Company’s common stock may be granted. Prior to January 1, 2012, the Company granted 1,620,000 options under the plan, which is exercisable until 2020. These options have fully vested by December 31, 2015.

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

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $5,779 and $5,779 were recorded as part of operating expense-stock compensation for the 90,000 options above for the three months ended March 31, 2017 and 2016, respectively.

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three and six months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model under the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 6.25 years. The aggregate fair value of the options was $85,822. In accordance with the vesting periods, $5,364 and $5,364 were recorded as part of operating expense-stock compensation for the 90,000 options above for the three months ended March 31, 2017 and 2016, respectively.

The Company recorded $11,143 stock-based compensation expense for each of the three months ended March 31, 2017 and 2016, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – OPTIONS (Continued)

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2016	3,220,000	$1.90	4.76
Exercisable, December 31, 2016	3,152,500	$1.92	4.70

Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2017	3,220,000	$1.90	4.51

Exercisable, March 31, 2017	3,163,750	$1.92	4.46

NOTE 15 – WARRANTS

Following is a summary of the status of warrant activities as of March 31, 2017 and December 31, 2016

	Number of	Weighted Average	Weighted average
	warrants	Exercise Price	Remaining Life in Years
Outstanding, December 31, 2016	244,635	$1.38	0.52
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2017	244,635	$1.38	0.28

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a wholly owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold in matters relating to investor relations, capital markets and shareholder value creation strategy. As the part of the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. As of March 31, 2017, no warrants were issued to BIP because the performance target has not been met.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – WARRANTS (Continued)

On May 10, 2016, the Company terminated the consulting agreement. On June 27, 2016, the Company and BIP signed a settlement agreement (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company and BIP agreed that (1) the First Tranche Warrants and the Second Tranche Warrants would remain vested and outstanding, (2) the third, fourth and fifth tranches of success fee warrants would be cancelled; and (3) crediting of $66,439 in outstanding but unpaid fees against the exercise price of the First Tranche Warrants would be the only payment made or required under the Service Agreement. As a result, BIP will receive (a) 55,365 shares, (b) warrants to purchase 94,635 shares for $1.2 per share, expiring June 28, 2017, and (c) warrants to purchase 150,000 shares for $1.50 per share, which may be exercised from July 18, 2016 until July 17, 2017. As a result of the Settlement Agreement, the Company does not have any liability for future warrants issuance to BIP. As of March 31, 2017, the remaining 244,635 outstanding warrants may be exercised in the future by BIP upon delivery of cash and an exercise notice to the Company.

For the three months ended March 31, 2017 and 2016, the Company included $Nil and $64,204 warrants cost in the general administrative expenses, respectively.

NOTE 16 – NON-CONTROLLING INTEREST

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold. There was no non-controlling interest as of March 31, 2017.

A reconciliation of non-controlling interest as of December 31, 2016 are as follows:

As of December 31, 2016
Beginning Balance	$73,274
Capital Contribution	-
Proportionate shares of net loss	(6,214)
Foreign currency translation gain (loss)	(4,222)
Deconsolidation of subsidiaries	(62,557)
Ending Balance	$-

NOTE 17 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $82,163,050 and $81,354,642 as of March 31, 2017 and December 31, 2016, respectively. The cash balance held in the BVI bank accounts was $11,936 and $7,083 as of March 31, 2016 and December 31, 2016, respectively. As of March 31, 2017, the Company held $169,921 of cash balances within the United States. As of December 31, 2016, the Company held $281,018 of cash balances within the United States, which was $31,018 in excess of FDIC insurance limits of $250,000.

For the periods ended March 31, 2017 and 2016, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the periods ended March 31, 2017 and 2016. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the periods ended March 31, 2017 or 2016.

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

During the three months ended March 31, 2017, the Company made $24.6 million (RMB 170 million) as restricted cash deposit in CCB for the purpose of gold lease in future period. As of March 31, 2017, no gold lease transactions were made and no leased gold was outstanding from CCB.

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

As of March 31, 2017, about 185 kilograms of leased gold were outstanding and not yet returned to Shanghai Pudong Development Bank, which amounted to approximately $7.2 million (RMB 49.8 million),

As of March 31, 2017, the Company pledged restricted cash of approximately $8.1 million (RMB 55.6 million) as collateral to safeguard the gold lease from Shanghai Pudong Development Bank.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 18 – GOLD LEASE TRANSACTIONS (Continued)

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

As of March 31, 2017 and December 31, 2016, no leased gold was outstanding with CITIC Bank.

d)	Gold lease transaction with Industrial and Commercial Bank of China (“ICBC’)

During the year ended December 31, 2016, the Company entered into additional gold lease agreements with ICBC and leased an aggregated amount of 527 kilograms of gold, which amounted to approximately $20.1 million (RMB 139.7 million). The leases have initial terms of half year and provide an interest rate of 2.75% per annum. As of December 31, 2016, 527 kilograms of leased gold were all returned to ICBC.

As of March 31, 2017 and December 31, 2016, no restricted cash was pledged by the Company as collateral to safeguard the gold lease from ICBC.

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

On January 3, 2017, Wuhan Kingold entered into a gold lease agreement with Shuntianyi to lease a total of 4,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $131.1 million for a period from January 3, 2017 to February 28, 2017. The leased gold was fully returned by the Company to Shuntianyi on February 28, 2017.

As of March 31, 2017 and December 31, 2016, 185 kilograms and 185 kilograms of leased gold were outstanding, at the approximated amounts of $7.2 million and $7.2 million, respectively.

Interest expense for all gold lease arrangements for the three months ended March 31, 2017 and 2016 was approximately $0.06 million and $1.23 million, respectively, which was included in the cost of sales.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Commitments

Guarantee for Third Party

On April 12, 2016, Wuhan Kingold signed the collateral agreements with Evergrowing Bank - Yantai Huangshan Road Branch to pledge restricted deposits of totaling $29 million (RMB 200 million). The pledged deposits is to guarantee a bank acceptance note agreement signed between Yantai Runtie Trade Ltd. and Evergrowing Bank - Yantai Huangshan Road Branch, which allows Yantai Runtie Trade Ltd. to access a loan of approximately $29 million (RMB 200 million) with a term of one year from April 12, 2016 to April 12, 2017, and bearing a fixed annual interest rate of 2.01%. The deposits were refunded to the Company when the loan was repaid upon maturity.

Guarantee for Related Party

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $145 million (RMB 1,000 million). The loan has one-year term from January 12, 2017 to January 10, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $182.4 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $145 million (RMB 1,000 million). The loan has one-year term from February 20, 2017 to February 20, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $163.3 million (RMB 1,1 billion) as collateral.

Operating Lease

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements to rent office and store space at the Jewelry Park commencing in July 2016 and October 2016, respectively, with aggregated annual rent of approximately $0.3 million (RMB 2.3 million). For the three months ended March 31, 2017, the Company recorded $84,672 rent expense. As of March 31, 2017, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending March 31,
2018	$338,689
2019	338,689
2020	338,689
2021	338,689
2022 and thereafter	126,129
$1,480,885

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 20 – COMPARATIVE INFORMATION

The financial statements and notes for the period ended March 31, 2016 were restated, and the Quarterly Report on Form 10-Q was amended and filed with the SEC on April 10, 2017. In addition, certain amounts on the unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statement of cash flows for the period ended March 31, 2016 were reclassified for consistency with the current period presentation.

NOTE 21 – SUBSEQUENT EVENTS

On April 12, 2017, Wuhan Kingold repaid the loan of approximately $29 million (RMB 200 million) to Yantai Runtie Trade Ltd. upon maturity. The restricted deposit of totaling $29 million (RMB 200 million) in connection with this loan was also released to the Company upon the repayment.

On April 21, 2017, Wuhan Kingold repaid the loan of approximately $43.5 million (RMB 300 million) to Hubei Asset Management Co., Ltd. The 1,497 kilograms of Au9995 gold pledged in connection with this loan was also released to the Company upon the repayment.

On April 26, 2017, Wuhan Kingold repaid the loan of approximately $14.4 million (RMB 100 million) to National Trust upon maturity. The restricted deposit of approximately $0.7 million (RMB 5 million) in connection with this loan was also released to the Company upon the repayment.

In April 2017, Wuhan Kingold made the repayment of approximately $40.6 million (RMB 280 million) to Wuhan Kingold Industrial Group, a related party, and borrowed additional loans of approximately $195.9 million (RMB 1,350 million). These additional loan agreements were signed in April 2017 and have terms of 5 years with no interest bearing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. See also the “Cautionary Statement for Purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” appearing elsewhere in this report. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Beginning in 2016, we allocated some of our capital to gold investment inventories. We borrowed money to finance the purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required us to lease gold from a related party to satisfy the loan conditions and conduct the operations.

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months ended March 31, 2017 and 2016 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2017	2016
		(Restated)
NET SALES	$292,264,077	$282,188,057
COST OF SALES
Cost of sales	(274,909,008)	(253,412,444)
Depreciation	(294,443)	(290,682)
Total cost of sales	(275,203,451)	(253,703,126)
GROSS PROFIT	17,060,626	28,484,931
OPERATING EXPENSES
Selling, general and administrative expenses	3,697,383	2,838,593
Stock compensation expenses	11,143	11,143
Depreciation	105,839	23,513
Amortization, other	2,743	2,890
Total operating expenses	3,817,108	2,876,139

INCOME FROM OPERATIONS	$13,243,518	$25,608,792
OTHER INCOME (EXPENSES)
Other income	65,365	-
Interest Income	686,845	59,224
Interest expense, including amortization of debt issuance costs of $3,287,709 and $430,772	(37,589,496)	(5,404,125)
Total other expenses, net	(36,837,286)	(5,344,901)
INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	(23,593,768)	20,263,891
INCOME TAX PROVISION (BENEFIT)
Current	-	4,811,004
Deferred	(2,287,949)	255,674
Total income tax provision (benefit)	(2,287,949)	5,066,678

NET INCOME (LOSS)	(21,305,819)	15,197,213
Less: net loss attributable to the non-controlling interest	-	(1,197)
NET INCOME (LOSS) ATTRIBUTABLE TO KINGOLD JEWELRY, INC.	$(21,305,819)	$15,198,410

OTHER COMPREHENSIVE INCOME
Change in unrealized gain related to investments in gold	$102,907,389	$17,564,866
Total foreign currency translation gain (loss)	(3,427,417)	1,962,694
Less: foreign currency translation loss attributable to non-controlling interest	-	(454)
Total other comprehensive income attributable to KINGOLD JEWELRY, INC.	$99,479,972	$19,528,014

COMPREHENSIVE INCOME ATTRIBUTABLE TO:
KINGOLD JEWELRY, INC.	$78,174,153	$34,726,424
Non-controlling interest	-	(1,651)
	78,174,153	$34,724,773
Earnings (Losses) per share
Basic and diluted	$(0.32)	$0.23
Weighted average number of shares
Basic and diluted	66,018,867	65,963,502

Three Month Period Ended March 31, 2017 Compared to the Three Month Period Ended March 31, 2016

Net Sales

Net sales for the three months ended March 31, 2017 amounted to $292.3 million, an increase of $10.1 million, or 4%, from net sales of $282.2 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, our branded production sales accounted for 98.3% of the total sales and customized production sales accounted for 1.7% of the total sales. When comparing with the three months ended March 31, 2016, our branded production sales increased by $9.5 million or 3%, and our customized production sales increased by $0.6 million or 14%.

The overall increase in our revenue in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was mainly due to the average selling price for our branded production increased from RMB 222.24 per gram in the three months ended March 31, 2016 to RMB 245.70 per gram in three months ended March 31, 2017.

In the first quarter of 2017, we used in production a total of 16 metric tons of gold, of which branded production accounted for 8.1 metric tons (50.3%) and customized production accounted for 7.9 metric tons (49.7%). In the first quarter of 2016, we used in production a total of 14.8 metric tons of gold, of which branded production accounted for 8.2 metric tons (55.1%) and customized production accounted for 6.6 metric tons (44.9%).

Cost of Sales

Cost of sales for the three months ended March 31, 2017 amounted to $275.2 million, an increase of $21.5 million, or 8%, from $253.7 million for the same period in 2016. The increase was primarily due to the higher price of the gold as a raw material for our branded production.

Gross Profit

Gross profit for the three months ended March 31, 2017 was $17.1 million, a decrease of $11.4 million, or 40%, from $28.5 million for the same period in 2016. Accordingly, gross margin for the three months ended March 31, 2017 was 6%, compared to 10% for the same period in 2016.

The primary reason for the decrease in gross margin was due to the increased unit cost of our branded production sales. The unit cost of branded production sales was RMB 234.92 per gram for the three months ended March 31, 2017, while the unit cost of branded production sales was RMB 202.58 per gram for the three months ended March 31, 2016. The unit cost increased by RMB 32.34 or 16.0%. As a result, the unit margin of branded production was RMB 10.78 per gram for the three months ended March 31, 2017 compared to RMB 19.66 per gram for the three months ended March 31, 2016.

Expenses

Total operating expenses for the three months ended March 31, 2017 were $3.8 million compared with $2.9 million for the same period in 2016. The increase was mainly due to increased Selling, General and Administrative expenses for broader marketing efforts, such as increased employee salary and annual bonus expense during the Chinese Spring Festival, increased legal, accounting fees, and increased asset insurance expenses as a result of increased gold inventory.

Interest expenses for the three months ended March 31, 2017 were $34.3 million compared with $5 million for the same period in 2016. The significant increase of interest expenses was mainly due to the significant loan borrowings for the three months ended March 31, 2017.

The income tax benefit was approximately $2.3 million for the three months ended March 31, 2017, comparing to income tax expense of approximately $5.1 million for the same period in 2016. It was primarily because no tax provision was recorded for the three months ended March 31, 2017 due to net loss, and the deferred income assets resulting from the deferred financing costs on the loans, accrued interest and other temporary differences.

Net Income (Loss) Attributable to Kingold Jewelry Inc.

For the forgoing reasons, we had a net loss of $21.3 million for the three months ended March 31, 2017 compared to a net income of $15.2 million for the same period in 2015, a decrease of $36.5 million, or 240%.

Cash Flows

Operating activities

We used $54.7 million of net cash in operating activities for the three months ended March 31, 2017, compared with $148 million of net cash provided by operating activities for the same period in 2016. The increase of net cash used in operating was mainly due to the increase in value added tax receivable of $64.4 million, decrease in other payable and accrued expense of $2.1 million, offset by our decrease in inventories of $31.6 million for the increased production to meet the sales demand.

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

Investing activities

Net cash used in investing activities was $422.6 million for the three months ended March 31, 2017, compared with net cash used in investing activities of $375 million for the three months ended March 31, 2016.  The significant increase in the net cash used in the investing activities was mainly because of the purchases of gold investment of $422.1 million in connection with our significant borrowings during the three months ended March 31, 2017.

Analysis and Expectations: Since we continue to borrow funds from the banks, we expect that cash used in investing activities may increase significantly as a result of additional gold would be purchased and used as collateral for bank loans.

Financing activities

Net cash provided by financing activities was $465 million for the three months ended March 31, 2017, compared with net cash provided by financing activities of $237 for the three months ended March 31, 2016. The increase net cash provided by the financing activities was mainly due to the fact that we borrowed additional $124.8 million bank loans and $763.5 million from related parties during the three months ended March 31, 2017. We also repaid $29.2 million bank loans and $374.5 million related parties loans.

Analysis and Expectations:  We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expanded production.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, we guaranteed payments for a non-related party of approximately $29 million (RMB 200 million) in bank loans, and guaranteed payment for a related party of approximately $290 million (RMB 2,000 million) for two bank loans.

As of March 31, 2017, 185 kilograms of leased gold were outstanding, at the approximated carrying amounts of $7.2 million. Interest expense for the leased gold for the three month period ended March 31, 2017 and 2016 were approximately $0.06 million and $1.23 million, respectively, which was included in the cost of sales. The Company will sign new gold lease agreements with the banks and related parties when needed.

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $9.4 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations and through bank borrowings as well as through private and public borrowing and offerings in the U.S. and Chinese capital markets, such as our recent placement under our commercial paper program with Shanghai Pudong Development Bank (“SPD Bank”).

As of March 31, 2017, we had total outstanding loans of $2,456 million (including $529 million short-term loans, $1,039 million long-term loans, $29 million third party loans, and $859 million related party loans). For additional information regarding our loans, please see Notes 5, 9 and 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of March 31, 2017, the Company had working capital of $696.3 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements to rent office and store space at the Jewelry Park commencing in July 2016 and October 2016, respectively, with aggregated annual rent of approximately $0.3 million (RMB 2.3 million). For the three months ended March 31, 2017, we recorded $84,672 rent expense. As of March 31, 2017, we were obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending March 31,
2018	$338,689
2019	338,689
2020	338,689
2021	338,689
2022 and thereafter	126,129
$1,480,885

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

Investments in Gold

We pledged the gold leased from related party and part of its own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. We classified these pledged gold as investment in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. The fair market value of the investments in gold is determined by quoted market prices at Shanghai Gold Exchange.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past four years, RMB has appreciated 5.5% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.8912 on March 31, 2017). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our bank borrowings as of March 31, 2017, were approximately $1,568 million, and interest expense paid was $32 million for the three months ended March 31, 2017.

At the end of March 31, 2017, our weighted average interest rate was 9.5%. We do not expect the interest expense will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

In connection with the preparation of this report, management determined that, as of March 31, 2017, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Cashier does not deposit cash collected into the Company’s bank accounts on a timely manner;

•	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2016;

•	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned; and

•	Lack of adequate policies and procedures in internal control to include material transaction incurred subsequent to the period end for financial statements disclosure purpose.

•	Failure to proper record and disclose certain transactions which resulted in amendments were made to its Quarterly Report on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016.

•	Failure to timely determine our loss of nonaccelerated filer status, which resulted in our failure to timely engage our auditor to perform an auditor attestation regarding our internal controls over financial reporting and to file our annual report at the time required of accelerated filers. The company will engage its auditor to perform this audit of our internal controls and will file the results when the report is available.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our three months ended March 31, 2017. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions, as we have seen in connection with this amendment.

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

Item 1A.  Risk Factors

Risks Related to our Business

Because we have recently begun investing in gold, we are particularly subject to changes in the market price of gold.

Until 2016, our business purchased gold in order to produce gold products. While this is still the key part of our business, in 2016, we also began to purchase gold for the sake of investment.

Our business goal in this regard has been to purchase gold to take advantage of rising prices in the market. By doing this, we have been able to borrow money, purchase gold equal to that amount of money, and then repay the debt with the gold purchased. So long as the price of gold increases, this allows us to use less gold to repay the debt than we originally borrowed.

However, this practice also makes us particularly subject to the effect of a decrease in the price of gold. Because we are required to return the amount borrowed, if the price of gold decreases, we could find that the amount of gold with purchases insufficient to repay the debt as it becomes due. As we have no control over the price of gold, the more gold we purchase for investment and the more debt we take on to finance such purchases, the more subject we become to the risk of such a price downturn.

We may be unable to repay our debts as they become due.

Over the last year, we have dramatically increased the amount of debt held by our company. We have done this in order to purchase gold, and because the price of gold has increased over the last year, we have profited by such increases; however, this amount of leverage also subjects us to the risk that, in the event the gold market experiences a downturn, we will find that the assets on hand (namely gold purchased with loans) are insufficient to repay those loans. Moreover, if the price of gold decreases, we could find that banks are unwilling to refinance our debts as they become due. In addition, a price drop could result in a default under the terms of such loans, regardless of whether we are current in our payment under such loans. If this were to happen, our business could be materially harmed.

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

While the Chinese economy has experienced rapid growth in the past decade, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In recent years, Chinese economy has been slowing down, and in 2015, GDP growth was 6.9%. The slowing economy might have impact on consumer demand, which could adversely impact our business.

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

In addition, the incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

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

Under PRC law, the supply of precious metals such as platinum, gold, and silver is highly regulated by PRC government agencies. The Shanghai Gold Exchange (“the Exchange”) is the only supplier in China for gold used for our jewelry products (including the gold we lease from leading PRC banks). We are required to obtain and maintain several membership and approval certificates from government agencies in order to do business involving precious metals. The loss of our relationship or failure to renew our membership with the Exchange, or its inability to furnish precious metals to us (or the banks we lease from) as anticipated in terms of cost, quality, and timeliness, would adversely affect our ability to fulfill customer orders in accordance with our required delivery, quality, and performance requirements. If this situation were to occur, we would not have any alternative suppliers in China to obtain our raw materials from, which would result in a decline in revenue and revenue potential, and ultimately risk the overall continuation of our business operations.

If we are not able to adapt to changing jewelry trends in China, our inventory may be overstocked and we may be forced to reduce the price of our overstocked jewelry or incur the cost to recast it into new jewelry.

Our jewelry sales depend on consumer fashions, preferences for jewelry and the demand for particular products in China. Jewelry design trends in China can and do change rapidly. The ability to accurately predict future changes in taste, respond to changes in consumer preferences, carry the inventory demanded by customers, deliver the appropriate quality, price products correctly, and implement effective purchasing procedures all have an important influence on determining sales performance and maximizing gross margin. If we fail to anticipate, identify or react appropriately to changes in styles and trends, we could experience excess inventories, higher than normal markdowns or an inability to sell our products. If such a situation were to exist, we would need to incur additional costs to recast our products to fit the demand, and the labor and manufacturing costs previously invested in the recast products would be lost.

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

We maintain a relatively large inventory of our raw materials and jewelry products to support customer delivery requirements, and if this inventory is lost due to theft, our results of operations would be negatively impacted.

We purchase large volumes of precious metals and store significant quantities of raw materials and jewelry products at our warehouse and show room in Wuhan, China. Although we have an inventory security system in place, we may be subject to future significant inventory losses due to third-party or employee theft from our warehouses or other forms of theft. The implementation of enhanced security measures beyond those that we already utilize, which include onsite police station with direct deployment of officers and instant access to Wuhan city police department, security cameras, and alarm systems in our warehouse, would increase our operating costs. Also, any such losses of inventory could exceed the limits of, or be subject to an exclusion from, coverage under our insurance policies. Claims filed by us under our insurance policies could lead to increases in the insurance premiums payable by us or the termination of coverage under the relevant policy. In addition, loss of gold inventory may cause violation of our pledge agreements of loans.

We have outstanding borrowings, and we may not be able to obtain extensions when they become mature.

Our loans are secured by restricted cash on deposit at the various lender banks, as well as the personal credit of our Chairman and Chief Executive Officer. Our loans are also collateralized by gold inventory, our buildings, plant and machinery, as well as pledges of Au9995 gold (by both us and an affiliate) or such other collateral as we may agree from time to time with the lender.

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

We rely on our distribution network for virtually all of our sales revenues. Failure to maintain good distributor relations, or our inability to successfully execute our planned expansion of our customer base, may affect our revenues and earnings.

Our business depends directly on the performance of roughly 300 of our major distributors, which we also refer to as our customers. No customer accounted for more than 10% of annual sales for the years ended December 31, 2015 or 2016. As all purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors and replacing any distributor is difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net sales.

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

Risks Related to Doing Business in the PRC

Substantially all of our assets are located in China and substantially all of our revenues are currently derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon what business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

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

The SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 was issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75.

If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our PRC subsidiary may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiary. Moreover, failure to comply with the SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

These regulations apply to our stockholders who are PRC residents. As of the date of this registration statement, our Chairman and Chief Executive Officer, Zhihong Jia, has obtained his registration under Circular 75, and the other PRC residents are in the process of obtaining registrations under Circular 37. However, there is no assurance that such persons can successfully complete such registrations, and there is no assurance that all of the PRC resident stockholders and beneficiary stockholders have complied with and will comply with the SAFE registration requirements currently or in the future. In the event that these or other of our PRC-resident stockholders do not follow the procedures required by SAFE, we could (i) be exposed to fines and legal sanctions, (ii) lose the ability to contribute additional capital into our PRC subsidiaries or distribute dividends to our company, (iii) face liability for evasion of foreign-exchange regulations, and/or (iv) lose the ability to consolidate the financial statements of our PRC subsidiaries under applicable accounting principles.

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

Also, on December 23, 2009, immediately before the reverse acquisition of Vogue Show, Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin), the sole shareholder of Famous Grow and the majority shareholder of Dragon Lead prior to the closing of the reverse acquisition, entered into the call option with Zhihong Jia and Bin Zhao (our former general manager and former director) to comply with PRC regulations that restrict PRC residents from owning offshore entities like us in direct exchange for their shares in the PRC operating company and as an inducement to encourage them to provide services to Wuhan Kingold and our company. The call option does not include a vesting schedule and continued employment is not a condition to the call option. Under the call option, as amended and restated, Fok Wing Lam Winnie granted to Zhihong Jia certain call options to acquire up to 100% of the shares of Famous Grow at an exercise price of $1.00, which is par value per share, or $0.001 per Famous Grow share, subject to any exercise notice, or Call Option which was determined in an arm's length negotiation with the parties.

The PRC regulatory authorities may take the view that entry into the VIE Agreements by Vogue-Show and Wuhan Kingold and entry into the call option agreement by Zhihong Jia and Fok Wing Lam Winnie may collectively constitute an onshore to offshore restructuring and a related party acquisition under the M&A Regulations, because upon the consummation of these transactions and after the Call Option is fully exercised, PRC individuals would become majority owners and effective controlling parties of a foreign entity that acquired ownership of Wuhan Kingold. The PRC regulatory authorities may also take the view that the relevant parties should fully disclose to the Wuhan SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition and its connection with the VIE Agreement. Our PRC counsel has opined among other things that: (i) each of our VIE agreements with Wuhan Kingold are valid and enforceable under relevant PRC laws, (ii) all government authorizations for the execution, delivery, performance and enforcement of our VIE agreements have been obtained as required by PRC laws, (iii) the ownership structure of Vogue Show and Wuhan Kingold created by our VIE agreements and the call options in favor of Zhihong Jia do not violate any provisions of applicable PRC laws, and (iv) no PRC governmental approvals were required under the Revised M&A Regulations in connection with our acquisition of our current ownership interests in any of our PRC subsidiaries or in connection with the VIE agreements. Our PRC counsel has reviewed and approved of these statements.

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

As we are a Delaware corporation and a U.S. publicly listed company, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with our company, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Moreover, under the EIT Law, foreign shareholders of an entity that is classified as a PRC resident enterprise may be subject to a 10% withholding tax upon dividends payable by such entity, unless the jurisdiction of incorporation of the foreign shareholder of such entity has a tax treaty with the PRC that provides for a reduced rate of withholding tax, and gains realized on the sale or other disposition of shares, if such income is sourced from within the PRC. It remains unclear whether the dividends payable by our PRC subsidiary or the gains our foreign shareholders may realize will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our Shares.

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

Since we became public, our management has continually determined that we had a material weakness in our internal control over financial reporting due to some problems with cash management, as well as continued ineffective disclosure controls and procedures, and other significant deficiencies due to inadequate controls over the appropriate approval procedures for certain material transactions, inadequate controls over certain material cash transactions, and lack of technical competency in review and recording of non-routine or complex transactions. Moreover, our management concluded that our disclosure controls and procedures continued to be ineffective this year because we continued to fail to disclose the entry into certain material agreements within the time periods required by the Commission.

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

Governmental control of currency conversions could prevent us from paying dividends.

Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency, the Renminbi, as their functional currency. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

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

Our Chairman and Chief Executive Officer, Zhihong Jia, will beneficially own or control approximately 25.6% of our outstanding shares if he chooses to fully exercise his Call Option to purchase shares of Famous Grow. Mr. Jia thereafter could possibly have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Jia may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Jia, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Jia may differ from the interests of our other stockholders.

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

2017	High	Low

First Quarter	$1.38	$1.09

2016

First Quarter	$1.25	$0.51
Second Quarter	$1.93	$1.22
Third Quarter	$2.56	$1.79
Fourth Quarter	$2.09	$1.22

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

These requirements and the changes we may adopt as a result of compliance with them may prove both costly and time-consuming. The disclosure requirements, which began in 2014, necessitated due diligence efforts to identify the sources of conflict minerals contained in our products. Because we currently acquire our gold directly from the Exchange or leading Chinese banks, or lease it from leading Chinese banks, there is uncertainty as to the amount of diligence we may be able to do on our supply chain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Gold Lease Agreement (English translation), dated January 11, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.2	Gold Lease Agreement (English translation), dated January 19, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.3	Loan Agreement of Circulating Fund (English translation), dated January 20, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.4	Gold Lease Agreement (English translation), dated January 25, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.5	Loan Agreement of Circulating Fund (English translation), dated January 28, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.6	Collective Trust Loan Contract (English translation), dated January 29, 2016, between Wuhan Kingold Jewelry Company Limited and Anxin Trust Co., Ltd. (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.7	Loan Agreement of Circulating Fund (English translation), dated February 23, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.8	Loan Agreement of Circulating Fund (English translation), dated February 23, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.9	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.10	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.11	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.11 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.12	Gold Lease Agreement (English translation), dated March 3, 2016, between Wuhan Kingold Jewelry Company Limited and Industrial and Commerce Bank of China (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed with the Commission on March 28, 2016).
10.13	Loan Agreement of Circulating Fund (English translation), dated March 8, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.14	Loan Agreement of Circulating Fund (English translation), dated March 8, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.15	Trust Loan Contract (English translation), dated March 9, 2016, between Wuhan Kingold Jewelry Company Limited and Chang’An International Trust Co., Ltd (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.16	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.17	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.18	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed on May 16, 2016).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated May 10, 2017, titled “Kingold Jewelry Reports 2017 First Quarter Financial Results.”*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

