Form 10-Q
period 2017-06-30
KINGOLD JEWELRY, INC.
filed 2017-08-09
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2017

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

As of August 7, 2017, there were 66,018,867 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	June 30,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash	$9,181,584	$21,333,193
Restricted cash	17,940,508	52,786,257
Accounts receivable	106,205	670,878
Inventories, net	309,599,564	119,435,595
Investments in gold - current	963,585,694	281,895,403
Other current assets and prepaid expenses	119,521	698,217
Prepaid income tax	-	3,330,468
Value added tax recoverable	347,085,125	272,835,051
Total current assets	1,647,618,201	752,985,062

PROPERTY AND EQUIPMENT, NET	7,592,339	7,224,698

OTHER ASSETS
Restricted cash	8,351,285	7,558,173
Investments in gold	1,175,797,769	1,493,938,551
Other assets	289,993	283,003
Deferred income tax assets	8,258,042	-
Land use right	418,302	413,662
Total long-term assets	1,200,707,730	1,509,418,087
TOTAL ASSETS	$2,848,325,931	$2,262,403,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans, less unamortized debt issuance costs of $196,644 and $4,480,085	$465,616,205	$234,691,670
Third party loan	-	28,798,526
Gold leases payable - Bank	-	7,167,391
Other payables and accrued expense	19,063,751	13,716,472
Related parties loan	295,098,415	-
Due to related party	3,299,524	7,223,321
Income tax payable	1,880,651	-
Other taxes payable	1,681,246	1,518,731
Total current liabilities	786,639,792	293,116,111
Deferred income tax liability	-	1,249,622
Related parties loan	751,025,467	460,776,408
Long term loans, less unamortized debt issuance costs of $4,383,067 and $4,350,348	984,196,625	1,224,770,721
TOTAL LIABILITIES	2,521,861,884	1,979,912,862

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,018,867 shares issued and outstanding as of June 30, 2017 and December 31, 2016	66,018	66,018
Additional paid-in capital	80,253,254	80,230,968
Retained earnings
Unappropriated	264,201,758	277,473,959
Appropriated	967,543	967,543
Accumulated other comprehensive deficit	(19,024,526)	(76,248,201)
Total stockholders' equity	326,464,047	282,490,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,848,325,931	$2,262,403,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
NET SALES	$475,891,200	$390,260,645	$768,155,277	$672,448,702

COST OF SALES
Cost of sales	(427,858,604)	(343,880,390)	(702,767,612)	(597,292,834)
Depreciation	(210,888)	(291,683)	(505,331)	(582,365)
Total cost of sales	(428,069,492)	(344,172,073)	(703,272,943)	(597,875,199)

GROSS PROFIT	47,821,708	46,088,572	64,882,334	74,573,503

OPERATING EXPENSES
Selling, general and administrative expenses	3,069,142	3,181,568	6,766,525	6,020,161
Stock compensation expenses	11,143	11,142	22,286	22,285
Depreciation	125,831	23,474	231,670	46,987
Amortization	2,755	2,891	5,498	5,781
Total operating expenses	3,208,871	3,219,075	7,025,979	6,095,214

INCOME FROM OPERATIONS	44,612,837	42,869,497	57,856,355	68,478,289

OTHER INCOME (EXPENSES)
Other Income	132	130	65,497	130
Interest Income	504,462	757,264	1,191,307	816,488
Interest expense, including $6,403,986 and $3,692,330 of amortization of financing costs for six months ended June 30, 2017 and 2016	(38,980,626)	(16,883,371)	(76,570,122)	(22,287,496)
Total other expenses, net	(38,476,032)	(16,125,977)	(75,313,318)	(21,470,878)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	6,136,805	26,743,520	(17,456,963)	47,007,411

INCOME TAX PROVISION (BENEFIT)
Current	5,218,082	6,849,780	5,218,082	11,660,784
Deferred	(7,114,895)	64	(9,402,844)	255,738
Total income tax provision (benefit)	(1,896,813)	6,849,844	(4,184,762)	11,916,522

NET INCOME (LOSS)	8,033,618	19,893,676	(13,272,201)	35,090,889
Add: net loss attributable to non-controlling interest	-	(268)	-	(1,465)

NET INCOME (LOSS) ATTRIBUTABLE TO KINGOLD JEWELRY, INC.	$8,033,618	$19,893,944	$(13,272,201)	$35,092,354

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) related to investments in gold	$(54,046,052)	$50,778,172	$48,861,337	$68,343,038
Total foreign currency translation gains (loss)	11,789,755	(8,624,477)	8,362,338	(6,661,783)
Less: foreign currency translation gain attributable to non-controlling interest	-	2,030	-	1,576
Total Other comprehensive income (loss) attributable to KINGOLD JEWELRY, INC.	$(42,256,297)	$42,151,665	$57,223,675	$61,679,679

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
KINGOLD JEWELRY, INC.	$(34,222,679)	$62,045,609	$43,951,474	$96,772,033
Non-controlling interest	-	1,762	-	111
	$(34,222,679)	$62,047,371	$43,951,474	$96,772,144

Earnings (Loss) per share
Basic and diluted	$0.12	$0.30	$(0.20)	$0.53
Weighted average number of shares
Basic	66,018,867	65,964,110	66,018,867	65,963,806
Diluted	66,415,601	66,273,246	66,018,867	65,970,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the six months ended June 30,
	2017	2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,272,201)	$35,090,889
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	737,001	629,352
Amortization of intangible assets	5,498	5,781
Amortization of deferred financing costs	6,403,986	3,692,330
Share based compensation for services and warrants and shares issued for consulting services	22,286	151,580
Inventory valuation allowance	17,597,804	-
Deferred tax provision (benefit)	(9,402,844)	255,738
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	572,975	1,202,904
Inventories	(204,138,326)	148,835,117
Other current assets and prepaid expenses	587,453	(4,128,476)
Value added tax recoverable	(66,550,772)	(72,157,904)
Increase (decrease) in:
Other payables and accrued expenses	5,063,398	(3,936,552)
Deposit payable, Jewelry Park, net	-	70,165,780
Income tax payable	5,218,082	5,649,770
Other taxes payable	123,225	67
Net cash provided by (used in) operating activities	(257,032,435)	185,456,376

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,141,219)	(334,586)
Investments in gold	(270,889,242)	(651,747,004)
Construction in progress-Jewelry Park	-	(19,506,468)
Net cash used in investing activities	(272,030,461)	(671,588,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans – short term	29,090,063	611,580,106
Repayments of bank loans – short term	(72,870,607)	(9,175,996)
Proceeds from bank loans – long term	95,997,207	-
Repayments of bank loans – long term	(101,815,220)	-
Proceeds from related party loans – short term	290,900,628	152,933,260
Proceeds from related party loans – long term	690,888,992	-
Repayments of related party loans – long term	(415,987,899)	-
Payments of loan origination fees	(1,998,723)	-
Proceeds from third party loans	-	37,631,334
Repayment of third party loans	(29,090,063)	-
Restricted cash	35,037,526	(208,544,198)
Due to related party	(3,988,513)	(2,157,701)
Proceeds from exercise of warrants	-	66,439
(Repayment) proceeds from debt financing instruments under private placement	-	(61,173,304)
Net cash provided by financing activities	516,163,391	521,159,940

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	747,896	(632,654)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,151,609)	34,395,604

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,333,193	3,100,569

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,181,584	$37,496,173
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$56,674,744	$19,126,073
Cash paid for income tax	$-	$11,660,842

NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold obtained in a lease from a related party	$131,117,303	$219,495,527
Investments in gold transferred to inventories	$180,786,694	$-
Unrealized gain (loss) on investments in gold	$48,861,337	$68,343,038

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

As of June 30, 2017 and December 31, 2016, the Company had restricted cash of $26,291,793 and $60,344,430, respectively. Approximately total of $10.1 million was related to the various loans with banks and financial institutions – see Note 5 - Loans. Approximately $16.2 million was related to the gold lease deposits with China Construction Bank (“CCB”) - see Note 18 - Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At June 30, 2017 and December 31, 2016, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of June 30, 2017, an allowance of $17,851,746 was recorded as the current market price of gold was lower than the carrying value of the Company’s inventories. As of December 31, 2016, there was no lower of cost or net realizable value adjustment. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

Certain assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of June 30, 2017 and December 31, 2016.

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

Investments in Gold

The Company pledged the gold leased from related party and part of its own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. The Company classified the pledged gold as investments in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income (loss) and reported in equity. The fair market value of the investments in gold is determined by quoted market prices at Shanghai Gold Exchange.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at June 30, 2017 and December 31, 2016.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2010 and after. As of June 30, 2017, the tax years ended December 31, 2010 through December 31, 2016 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

Foreign Currency Translation

Kingold, as well as its wholly owned subsidiary, Dragon Lead, maintain accounting records in United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of equity as “Accumulated Other Comprehensive Income (deficit)”.

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

	June 30, 2017	June 30, 2016	December 31, 2016
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$ 1=RMB 6.7774	US$ 1=RMB 6.6434	US$ 1=RMB 6.9448
Amounts included in the statements of operations and cash flows for the period	US$ 1=RMB 6.8752	US$ 1=RMB 6.5388	US$ 1=RMB 6.6441

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The unrealized gain or loss resulting from the change of the fair market value from the gold investments and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive income (loss).

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

Debts Issuance Costs

The Company follows the provision of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance cost related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Amortization of debt issuance costs is calculated using the effective interest method and is included as a component of interest expense.

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

The Company also allocated a significant portion of its inventories as investment in gold and pledged as collateral to secure loans from banks and financial institutions, so there is a risk that the Company will be unable to utilize its inventories, and there could be a disruption in the Company’s supply of gold which could decrease its production and shipping levels. In addition, the investment in gold may be deficient if the fair market value of the pledged gold in connection with the loans declines, then the Company may need to increase the pledged gold inventory for the loan collateral or increase restricted cash.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-09 (“ASU 2017-09”) to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and application is prospective. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories as of June 30, 2017 and December 31, 2016 consisted of the following:

	As of
	June 30,	December 31,
	2017	2016
Raw materials (A)	$176,919,685	$7,167,391
Work-in-progress (B)	110,482,409	78,813,685
Finished goods (C)	40,049,216	33,454,519
Inventories allowance	(17,851,746)	-
Total inventory	$309,599,564	$119,435,595

(A)	Included 4,641,999 grams of Au9999 gold as of June 30, 2017 and 185,000 grams of Au9999 gold as of December 31, 2016.

(B)	Included 3,201,346 grams of Au9999 gold June 30, 2017 and 2,358,178 grams of Au9999 gold as of December 31, 2016.

(C)	Included 1,153,056 grams of Au9999 gold June 30, 2017 and 993,699 grams of Au9999 gold as of December 31, 2016.

For the three and six months ended June 30, 2017, the Company recorded $17,851,746 lower of cost or net realizable value adjustment. For the three and six months ended June 30, 2016, the Company recorded $Nil lower cost or net realizable value adjustment.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of June 30, 2017 and December 31, 2016:

	As of
	June 30,	December 31,
	2017	2016
Buildings	$2,263,477	$2,208,918
Plant and machinery	17,841,974	17,401,084
Motor vehicles	166,545	97,549
Leasehold improvements	1,544,158	1,185,433
Office and electric equipment	1,234,603	687,901
Subtotal	23,050,757	21,580,885
Less: accumulated depreciation and amortization	(15,458,418)	(14,356,187)
Property and equipment, net	$7,592,339	$7,224,698

Depreciation and amortization expenses for the three and six months ended June 30, 2017 was $336,719 and $737,001, respectively. Depreciation and amortization expenses for the three and six months ended June 30, 2016 was $315,757 and $629,352, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS

Short-term loans consist of the following:

	As of
	June 30,	December 31,
	2017	2016
(a) Loan payable to Minsheng Trust	$52,970,166	$51,693,353
(b) Loans payable to National Trust-gross amount	73,774,604	143,992,628
Loans payable to National Trust-deferred financing cost	(196,643)	(4,480,085)
(c) Loan payable to Aijian Trust	44,264,762	43,197,788
(d) Loans payable to Evergrowing Bank - Qixia Branch	147,549,207	-
(e) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	147,254,109	287,986
Total short term loans	$465,616,205	$234,691,670

(a) Loan payable to Minsheng Trust

On October 14, 2016, the Company entered into a Trust Loan Agreement with the Minsheng Trust to borrow a maximum of 70% of amount of pledged gold as a working capital loan. The Company is subject to 7.6% fixed annual interest rate. The term of the loan is one year from receiving of the principal amount. The Company is required to pledge 1,877.49 kilograms of Au9995 gold with carrying value of approximately $64.4 million (RMB 436.5 million) as collateral. The total amount received by the Company was approximately $53 million (RMB 359 million) according to the calculation stated in the agreement. The Company was also required to pledge approximately $0.5 million (RMB 3.6 million) restricted cash with Minsheng Trust as collateral.

(b) Loans payable to National Trust

On April 26, 2016, the Company entered into a trust loan agreement and an amendment to the trust loan agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $73.8 million (RMB 500 million) as working capital loan. During the three months ended June 30, 2017, the Company fully repaid the loan. The pledged gold and restricted deposit were released and refunded upon the repayment.

The Company paid approximately $5 million (RMB 34.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three months and six months ended June 30, 2017, approximately $0.7 million (RMB 4.1 million) and $1.9 million (RMB 12.6 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $3.2 million (RMB 22.1 million) deferred financing cost was amortized. As of June 30, 2017, the deferred financing cost was fully amortized.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(b) Loans payable to National Trust (Continued)

On July 11, 2016, the Company entered into a Trust Loan Agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $73.8 million (RMB 500 million) as a working capital loan. The Company is required to make the first interest payment equal to 4.1% of the principal received as loan origination fee, then the rest of interest payments are calculated based on a fixed interest rate of 8% and due on semi-annual basis. The term of the loan could be extended for one additional year. The Company is required to pledge 2,660 kilograms of Au9995 gold with carrying value of approximately $91.3 million (RMB 618.5 million) as collateral. The loan is guaranteed by the CEO and Chairman of the Company, and Wuhan Vogue-Show. The Company also made a restricted deposit of approximately $0.7 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. On July 12, 2017, the Company fully repaid the outstanding balance of $73.8 million.

The Company paid approximately $5.1 million (RMB 34.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and six months ended June 30, 2017, approximately $1.2 million (RMB 8.6 million) and $2.5 million (RMB 17.2 million) deferred financing cost was amortized, respectively. As of June 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.2 million (RMB 1.3 million).

(c) Loan payable to Aijian Trust

On April 28, 2016, Wuhan Kingold and Shanghai Aijian Trust Co., Ltd. (“Aijian Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, Aijian Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). Aijian Trust’s acquisition price for the Gold Income Right was approximately $44.3 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from Aijian Trust with installments and the last installment shall be within the 24 months. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the 1,542 kilograms of related Au9999 gold under the Gold Income Right to Aijian Trust with carrying value of approximately $52.9 million (RMB 358.5 million) as collateral. The agreement is also personally guaranteed by Mr. Zhihong Jia, our CEO and Chairman. The Company also made a restricted deposit of $0.4 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short-term loan.

(d) Loans payable to Evergrowing Bank – Qixia Branch

In January 2016, Wuhan Kingold signed two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $118 million (RMB 800 million) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest rates of 7.5% per year. The loans are secured by 5,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $171.5 million (RMB 1.2 billion) and are guaranteed by the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

In February 2017, Wuhan Kingold further entered into a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $29.5 million (RMB 200 million). The loan has one year term from February 24, 2017 to February 19, 2018, and bears fixed annual interest of 4.75%. The Company pledged 1,300 kilograms of Au9999 gold with carrying value of approximately $44.6 million (RMB 302.3 million) as collateral to secure this loan. The loan is also guaranteed by the CEO and Chairman of the Company and the related party Wuhan Huayuan Technology Development Co., Ltd.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(e) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $147.5 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,550 kilograms of Au9999 gold in aggregate with carrying value of approximately $190.4 million (RMB 1.3 billion) and are guaranteed by the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, approximately $147,549 (RMB 1 million) was repaid in August 2016, approximately $147,549 (RMB 1 million) was repaid on February 23, 2017 and another $147,549 (RMB 1 million) should be repaid on August 23, 2017. The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

The repayment requirement is listed below:

As of June 30, 2017
August 23, 2017	$147,549
February 23, 2018 – March 24, 2018	147,106,560
Total	147,254,109

Interest expense for all of the loans mentioned above amounted to $11.8 million and $20 million for the three and six months ended June 30, 2017, respectively. Interest expense for short-term loan for the three and six months ended June 30, 2016 was $5.1 million and $6.7 million, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

Long-term loans consist of the following:

	As of
	June 30,	December 31,
	2017	2016
(f) Loans payable to Evergrowing Bank - Qixia Branch	$-	$115,194,102
(g) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	-	143,560,650
(h) Loans payable to Anxin Trust	442,647,623	431,977,883
(i) Loans payable to Minsheng Trust - gross amount	-	28,798,526
Loans payable to Minsheng Trust - deferred financing cost	-	(563,984)
(j) Loans payable to Chang’An Trust	-	28,654,533
(k) Loans payable to Sichuan Trust - gross amount	221,323,811	215,988,941
Loans payable to Sichuan Trust - deferred financing cost	(1,753,551)	(2,359,280)
(l) Loans payable to China Aviation Capital - gross amount	42,789,270	41,757,862
Loans payable to China Aviation Capital - deferred financing cost	(763,173)	(1,055,387)
(m) Loans payable to China Construction Investment Trust - gross amount	44,264,762	43,197,788
Loans payable to China Construction Investment Trust - deferred financing cost	(267,192)	(371,697)
(n) Loans payable to Zheshang Jinhui Trust	81,152,064	79,195,945
(o) Loans payable to Hubei Assets Management	-	43,197,788
(p) Loans payable to Zhongjiang International Trust	59,019,683	57,597,051
Loans payable to Zhongjiang International Trust - deferred financing cost	(206,218)	-
(q) Loans payable to China Aviation Trust	45,740,254	-
Loans payable to China Aviation Trust - deferred financing cost	(1,078,969)	-
(r) Loans payable to National Trust	51,642,224	-
Loans payable to National Trust - deferred financing cost	(313,963)	-
Total long term loans, net of deferred financing costs	$984,196,625	$1,224,770,721

(f) Loans payable to Evergrowing Bank – Qixia Branch (see note (d) above)

(g) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch (see note (e) above)

(h) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $442.6 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with a term of 36 months or more. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 15,450,000 grams of Au9999 gold in aggregate with carrying value of approximately $530 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of June 30, 2017, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $4.4 million (RMB 30 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(i) Loans payable to Minsheng Trust

On June 24, 2016, Wuhan Kingold entered into a loan agreement with Minsheng Trust, with an aggregate amount of approximately $29.5 million (RMB 200 million), with a maturity date of June 22, 2018. During the six months ended June 30, 2017, the Company fully repaid the loan. The pledged gold and restricted deposit were released and refunded upon the repayment.

The Company paid approximately $0.8 million (RMB 5.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three months and six months ended June 30, 2017, approximately $0.5 million (RMB 2.8 million) and $0.6 million (RMB 3.9 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $0.2 million (RMB 1.4 million) deferred financing cost was amortized. As of June 30, 2017, the deferred financing cost was fully amortized.

(j) Loans payable to Chang’An Trust

On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $43.5 million (RMB 300 million) for the purpose of working capital needs. During the three months ended March 31, 2017, the Company fully repaid the loan. As of June 30, 2017, the restricted deposit was refunded to the Company.

(k) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $295.1 million (RMB 2 billion) as working capital loan. The loan period is 24 months from receiving. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.25%. The Company is required to make the first interest payment equal to 1.21% of the principle received as loan origination fee, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $249 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of June 30, 2017, the Company received an aggregate of approximately $221.3 million (RMB 1.5 billion) from the loan.

The Company paid approximately $2.7 million (RMB 18.2 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three months and six months ended June 30, 2017, approximately $0.4 million (RMB 2.3 million) and $0.7 million (RMB 4.5 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $0.3 million (RMB 1.8 million) deferred financing cost was amortized. As of June 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1.7 million (RMB 11.9 million).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(l) Loans payable to China Aviation Capital

On September 7, 2016, the Company entered into a trust loan agreement with China Aviation Capital Investment Management (Shenzhen) ("China Aviation Capital") to borrow a maximum of approximately $88.5 million (RMB 600 million) as working capital loan. The first installment of the loan is approximately $42.8 million (approximately RMB 290 million) with a period of 24 months from September 7, 2016 to September 7, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.5% and a one time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $50.5 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. As of June 30, 2017, the Company received an aggregate of approximately $42.8 million (approximately RMB 290 million) from the loan.

The Company paid approximately $1.3 million (RMB 8.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and six months ended June 30, 2017, approximately $0.2 million (RMB 1.1 million) and $0.3 million (RMB 2.1 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $0.2 million (RMB 1.4 million) deferred financing cost was amortized. As of June 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.8 million (RMB 5.2 million).

(m) Loans payable to China Construction Investment Trust

On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $44.3 million (RMB 300 million) as working capital loan for the purpose of purchasing of gold solely with a period of 24 months from August 29, 2016 to August 29, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principal amount received need to be paid before December 25, 2016 as loan origination fee; (2) the rest of interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company pledged 1,447 kilograms of Au9999 gold with carrying value of approximately $49.6 million (RMB 336.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.4 million (RMB 3 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity. As of June 30, 2017, the full amount of the loan was received by the Company.

The Company paid approximately $0.4 million (RMB 3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and six months ended June 30, 2017, approximately $0.07 million (RMB 0.4 million) and $0.1 million (RMB 0.8 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $0.1 million (RMB 0.4 million) deferred financing cost was amortized. As of June 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.27 million (RMB 1.8 million).

(n) Loans payable to Zheshang Jinhui Trust

On November 7, 2016, the Company entered into a trust loan agreement with Zheshang Jinhui Trust to borrow a maximum of approximately $81.2 million (RMB 550 million) for purchasing gold with a period of 24 months from principle receiving date November 15, 2016 to November 15, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.8% based on the principal amount received. The Company pledged 2,708 kilograms of Au9999 gold with carrying value of approximately $92.9 million (RMB 629.6 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.8 million (RMB 5.5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(o) Loans payable to Hubei Assets Management

On September 30, 2016, the Company entered into an Entrust Loan Agreement with the Hubei Asset Management Co., Ltd. to borrow from Industrial and Commercial Bank of China Wuhan Jiang'an Branch of a maximum of approximately $43.5 million (RMB 300 million) as a working capital loan in the later period. During the six months ended June 30, 2017, the Company fully repaid the loan. The pledged gold was released to the Company upon the repayment.

(p) Loans payable to Zhongjiang International Trust

On December 23, 2016, the Company entered into a trust loan agreement with Zhongjiang International Trust to borrow a maximum of approximately $59 million (RMB 400 million) for purchasing gold with a period of 24 months from December 23, 2016 to December 22, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 8.75% on the principal amount received. The Company pledged 2,104 kilograms of Au9999 gold with carrying value of approximately $72.2 million (RMB 489.2 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.28 million (RMB 1.9 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and six months ended June 30, 2017, approximately $0.03 million (RMB 0.2 million) and $0.07 million (RMB 0.5 million) deferred financing cost was amortized, respectively. As of June 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.21 million (RMB 1.4 million).

(q) Loans payable to China Aviation Trust

On January 25, 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $45.7 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8% based on the principal amount received. The Company pledged 1,647 kilograms of Au9999 gold with carrying value of approximately $55.8 million (RMB 378.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $1.4 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three months and six months ended June 30, 2017, approximately $0.2 million (RMB 1.2 million) and $0.3 million (RMB 2.0 million) deferred financing cost was amortized, respectively. As of June 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1.1 million (RMB 7.3 million).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(r) Loans payable to National Trust

On February 28, 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $51.6 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617% based on the principal amount received. The Company pledged 1,745 kilograms of Au9999 gold with carrying value of approximately $60.2 million (RMB 408 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.38 million (RMB 2.5 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and six months ended June 30, 2017, approximately $0.05 million (RMB 0.3 million) and $0.06 million (RMB 0.4 million) deferred financing cost was amortized, respectively. As of June 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.3 million (RMB 2.1 million).

Total interest expense for the above long-term loans was approximately $24.8 million and $48.8 million for the three and six months ended June 30, 2017, respectively. Interest expense for the long-term loans amounted to $8.5 million and $11.9 million for the three and six months ended June 30, 2016, respectively.

NOTE 6 – INVESTMENTS IN GOLD

As of June 30, 2017, the Company allocated a total of 51,761,490 grams of Au9999 gold in its inventories with carrying value of approximately $1,775.5 million (RMB 12,033 million) as investments in gold for obtaining various loans from banks and financial institutions. (See Note 5)

During the six months ended June 30, 2017, the Company leased a total of 10,225,000 grams of gold and pledged as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of RMB 2 billion loan from Evergrowing Bank Huanshan Road Branch. (See Note 10)

During the six months ended June 30, 2017, the Company leased a total of 523,000 grams of gold and pledged as collateral for obtaining total amount of RMB 100 million loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 10)

During the three months ended March 31, 2017, the Company also leased a total of 4,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $131.1 million (RMB 903.6 million) from Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party (See Note 7). The leased gold was fully returned by the Company to Shuntianyi as of March 31, 2017.

As of June 30, 2017, total investments in gold pledged had a fair market value of $2,139.4 million, which resulted in unrealized loss of $54 million for three months ended June 30, 2017, and unrealized gain of $48.9 million for six months ended June 30, 2017. The Company recorded this unrealized gain (loss) as other comprehensive income, net of tax.

As of June 30, 2017, a total of 34,355,000 grams of Au9999 gold with fair market value of approximately $1,175.8 million was pledged for long-term bank loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 28,154,490 grams of Au9999 gold with fair market value of approximately $963.6 million was classified as current assets as of June 30, 2017.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – GOLD LEASE PAYABLE – RELATED PARTY

On January 3, 2017, the Company entered into a gold lease agreement with Shuntianyi, a related party which was controlled by the CEO and the Chairman of the Company, to lease a total of 4,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $131.1 million. This lease was from January 3, 2017 to February 28, 2017. The Company recorded this transaction as gold lease payable – related party. The leased gold was fully returned by the Company to Shuntianyi as of March 31, 2017.

NOTE 8 – GOLD LEASE PAYABLE – BANK

The Company allocated a significant amount of gold in its inventories as investments in gold and pledged as collateral to secure loans from banks and financial institutions. In order to meet the Company’s production needs, the Company also utilized 185,000 grams of leased Au9999 gold in aggregate with carrying value of approximately $7.2 million (RMB 49.8 million) from Shanghai Pudong Development Bank (“SPD Bank”), and recorded this transaction as gold lease payable – bank. The leased gold from SPD Bank was returned when the lease expired in June 2017. (See Note 18).

NOTE 9 - THIRD PARTIES LOAN

On April 12, 2016, the Company entered into a loan agreement with Yantai Runtie Trade Ltd. for a total loan of approximately $29 million (RMB 200 million). In April 2017, the Company fully repaid the loan and the deposit was refunded upon the repayment.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – RELATED PARTIES LOANS

(a)	Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $147.5 million (RMB 1,000 million). The loan has one-year term from January 12, 2017 to January 10, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $185.4 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $147.5 million (RMB 1,000 million). The loan has one-year term from February 20, 2017 to February 20, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $166 million (RMB 1.1 billion) as collateral.

Total interest expense for above related party loans was approximately $3.5 million and $5.6 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2017, the aggregated borrowing amount from Kangbo was $295.1million (RMB 2,000 million). The Company classified these loans as current liabilities .

(b)	Loans payable to Wuhan Kingold Industrial Group

Between November 23, 2016 and November 29, 2016, the Company entered into multiple loan agreements with Wuhan Kingold Industrial Group, a related party that is controlled by the CEO and Chairman of the Company, as working capital loans in order to subsequently purchase raw material of gold. The aggregate borrowing amount as of December 31, 2016 was approximately $472.2 million (RMB 3,200 million) with a term of 5 years and free of interest.

On February 22, 2017, the Company signed a non-interest bearing credit line agreement with Wuhan Kingold Industrial Group for additional loan of $118 million (RMB 800 million) with a 5 year maturity from February 22, 2017 to February 21, 2022.

In April 2017, the Company signed three additional non-interest bearing credit line agreements with Wuhan Kingold Industrial Group for additional loans totalling $199.19 million (RMB 1.35 billion) with 5 year maturity from April 2017 to April 2022.

During the three months ended March 31, 2017, the Company repaid loans totaling $380.7 million (RMB 2,580 million) and obtained loans totaling $486.9 million (RMB 3,300 million). During the three months ended June 30, 2017, the Company repaid loans totaling $41.3 million (RMB 280 million) and obtained loans totaling $199.2 million (RMB 1,350 million).

As of June 30, 2017, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $736.3 million (RMB 4,990 million). The Company classified these loans as long term liabilities.

(c)	Loans payable to Wuhan Huayuan Technology Development Limited

On June 8, 2017, Wuhan Kingold signed a loan agreement with Wuhan Huayuan Technology Development Limited (“Wuhan Huayuan”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of $14.7 million (RMB 100 million). The purpose for the loans is for working capital and purchasing gold. The loan has four years term from June 8, 2017 to June 8, 2021, and bears fixed interest of 7%. The Company also pledged 523 kilograms of Au9999 gold with carrying value of approximately $18.4 million (RMB 124.4 million) as collateral to secure this loan. Interest expense of $48,079 was recorded for this loan for the three months ended June 30, 2017.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2017 and for the year ended December 31, 2016, the Company received working capital proceeds of $2,017,082 from the CEO and Chairman of the Company, and $1,282,442 from Wuhan Kingold Industrial Group, to pay certain expenses to various service providers on behalf of the Company. Such proceeds are unsecured and payable on demand with no interest. As of June 30, 2017 and December 31, 2016, the amount due to these related parties was $3,299,524 and $7,223,321, respectively.

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.4 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $83,779 (RMB 576,000). For the three and six months ended June 30, 2017, the Company recorded $85,012 and $169,684 rent expense, respectively.

NOTE 12 – INCOME TAXES

The Company is subject to income taxes on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through June 30, 2017 resulting in loss carry forwards of approximately $17,480,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2036. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of June 30, 2017 and December 31, 2016 was approximately $5,943,000 and $5,699,000, respectively.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended June 30, 2017 and 2016. The Company recorded $8,258,042 deferred income tax assets and $1,249,622 deferred income tax liability as of June 30, 2017 and December 31, 2016, respectively.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States. Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
United States	$(399,406)	$(235,312)	$(716,646)	$(530,264)
Foreign	6,536,211	26,978,832	(16,740,317)	47,537,675
	$6,136,805	$26,743,520	$(17,456,963)	$47,007,411

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – INCOME TAXES (Continued)

Significant components of the income tax provision (benefit) were as follows for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	5,218,082	6,849,780	5,218,082	11,660,784
	$5,218,082	$6,849,780	$5,218,082	$11,660,784
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(7,114,895)	64	(9,402,844)	255,738
	(7,114,895)	64	(9,402,844)	255,738
Income tax provision (benefit)	$(1,896,813)	$6,849,844	$(4,184,762)	$11,916,522

The components of deferred tax assets and deferred tax liabilities as of June 30, 2017 and December 31, 2016 consist of the following:

	As of June 30, 2017	As of December 31, 2016
Deferred tax assets:
Accrued interest	$4,113,821	$-
Inventory valuation	4,462,937	-
Accrued expense	704,538	-
Other temporary differences	121,673	721,570
Net operating losses from parent company	5,942,528	5,698,869
Valuation allowance	(5,942,528)	(5,698,869)
	9,402,969	721,570

Deferred financing costs on the loans	$(1,144,927)	$(1,971,192)
Deferred tax assets (liability) - Net	$8,258,042	$(1,249,622)

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – EARNINGS (LOSSES) PER SHARE

For the three months ended June 30, 2017, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the three months ended June 30, 2017. As a result, total of 396,734 unexercised warrants and options are dilutive, and were included in the computation of diluted EPS.

For the six months ended June 30, 2017, the basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since the Company had a net loss for the six months ended June 30, 2017.

For the three and six months ended June 30, 2016, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the three and six months ended June 30, 2016. As a result, total of 309,136 and 6,358 unexercised warrants and options are dilutive, respectively, and were included in the computation of diluted EPS, respectively.

NOTE 14 – OPTIONS

On March 24, 2011, the Board of Directors voted to adopt the 2011 Stock Incentive Plan (the “Plan”), which was later ratified by the Company’s stockholders on October 31, 2011, at the 2011 annual meeting.

The Plan permits the granting of stock options (including incentive stock options as well as nonstatutory stock options), stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing. Under the terms of the Plan, up to 5,000,000 shares of the Company’s common stock may be granted. Prior to January 1, 2012, the Company granted 1,620,000 options under the plan, which are exercisable until 2020. These options have fully vested by December 31, 2015.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – OPTIONS (Continued)

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $5,779 and $11,558 were recorded as part of operating expense-stock compensation for the three and six months ended June 30, 2017, respectively. The Company recorded $5,779 and $11,558 as part of operating expense-stock compensation for the three and six months ended June 30, 2016, respectively.

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three and six months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model under the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 6.25 years. The aggregate fair value of the options was $85,822. In accordance with the vesting periods, $5,364 and $10,728 were recorded as part of operating expense-stock compensation for the three and six months ended June 30, 2017, respectively. The Company recorded $5,363 and $10,727 as part of operating expense-stock compensation for the three and six months ended June 30, 2016, respectively.

The Company recorded $11,143 and $22,286 stock-based compensation expense for the three and six months ended June 30, 2017, respectively. The Company recorded $11,142 and $22,285 stock-based compensation expense for the three and six months ended June 30, 2016, respectively.

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2016	3,220,000	$1.90	4.76
Exercisable, December 31, 2016	3,152,500	$1.92	4.70

Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2017	3,220,000	$1.90	4.26

Exercisable, June 30, 2017	3,175,000	$1.91	4.21

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – WARRANTS

Following is a summary of the status of warrant activities as of June 30, 2017 and December 31, 2016

	Number of	Weighted Average	Weighted average
	warrants	Exercise Price	Remaining Life in Years
Outstanding, December 31, 2016	244,635	$1.38	0.52
Granted	-	-	-
Forfeited	-	-	-
Exercised	(94,635)	1.20	-
Outstanding, June 30, 2017	150,000	$1.50	0.05

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a wholly owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold in matters relating to investor relations, capital markets and shareholder value creation strategy. As the part of the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. As of June 30, 2017, no warrants were issued to BIP because the performance target has not been met.

On March 29, 2016, pursuant to the consulting agreement, the Company’s obligation to issue BIP warrants to purchase 150,000 shares of the Company’s common stock for $1.20 per share (the “First Tranche Warrants”) was triggered as a result of certain milestone accomplishments. The warrants were exercised on June 28, 2017, and the Company is in the process of issuing the shares. Accordingly, the Company recorded $64,204 consulting expense and included in the general administrative expense. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 81%, risk free interest rate of 0.84%, and expected term of 1.25 years. The fair value of the warrants was $64,204.

On April 18, 2016, pursuant to the consulting agreement, the Company’s obligation to issue BIP warrants to purchase 150,000 shares of the Company’s common stock for $1.50 per share (the “Second Tranche Warrants”) was triggered as a result of certain milestone accomplishments. The warrants were scheduled to expire on July 17, 2017. Accordingly, the Company recorded $65,091 consulting expense and included in the general administrative expense. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 79.7%, risk free interest rate of 0.63%, and expected term of 1.25 years. The fair value of the warrants was $65,091.

On May 10, 2016, the Company terminated the consulting agreement. On June 27, 2016, the Company and BIP signed a settlement agreement (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company and BIP agreed that (1) the First Tranche Warrants and the Second Tranche Warrants would remain vested and outstanding, (2) the third, fourth and fifth tranches of success fee warrants would be cancelled; and (3) crediting of $66,439 in outstanding but unpaid fees against the exercise price of the First Tranche Warrants would be the only payment made or required under the Service Agreement. As a result, BIP will receive (a) 55,365 shares, (b) warrants to purchase 94,635 shares for $1.2 per share, expiring June 28, 2017, and (c) warrants to purchase 150,000 shares for $1.50 per share, which may be exercised from July 18, 2016 until July 17, 2017. As a result of the Settlement Agreement, the Company does not have any liability for future warrants issuance to BIP. During the six months ended June 30, 2017, 94,635 warrants were exercised. As of June 30, 2017, there were 150,000 warrants outstanding. On July 17, 2017, the Company received notice from BIP not to exercise the remaining 150,000 warrants.

For the three months ended June 30, 2017 and 2016, the Company included $Nil and $65,091 warrants cost in the general administrative expenses, respectively. For the six months ended June 30, 2017 and 2016, the Company included $Nil and $129,295 warrants cost in the general administrative expenses, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – NON-CONTROLLING INTEREST

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold. There was no non-controlling interest as of June 30, 2017.

A reconciliation of non-controlling interest as of December 31, 2016 are as follows:

As of December 31, 2016
Beginning Balance	$73,274
Capital Contribution	-
Proportionate shares of net loss	(6,214)
Foreign currency translation gain (loss)	(4,222)
Deconsolidation of subsidiaries	(62,557)
Ending Balance	$-

NOTE 17 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $35,154,036 and $81,354,642 as of June 30, 2017 and December 31, 2016, respectively. The cash balance held in the BVI bank accounts was $Nil and $7,083 as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the Company held $297,737 of cash balances within the United States, which was $47,737 in excess of FDIC insurance limits of $250,000. As of December 31, 2016, the Company held $281,018 of cash balances within the United States, which was $31,018 in excess of FDIC insurance limits of $250,000.

For the periods ended June 30, 2017 and 2016, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the three and six months ended June 30, 2017 and 2016 was gold, which accounted for almost 100% of its total purchases for the three and six months ended June 30, 2017 and 2016. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three and six months ended June 30, 2017 or 2016.

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

During the year ended December 31, 2016, the Company entered into gold lease agreements with CCB and leased an aggregate of 975 kilograms of gold, which amounted to approximately $33.8 million (RMB 235 million). The leases have initial terms of one year and provide an interest rate of 5.7% per annum. The leased gold shall be returned to the Bank upon lease maturity.

During the year ended December 31, 2016, the Company returned 2,490 kilograms of gold, which amounted to approximately $86.4 million (RMB 600.3 million) back to CCB upon lease maturity.

As of December 31, 2016, the Company pledged restricted cash of approximately $14.4 million (RMB 100 million) as collateral to safeguard the gold lease from CCB, which was returned to the Company in early 2017 as the leased gold was returned at the end of December 2016.

As of June 30, 2017, the Company recorded $16.2 million (RMB 110 million) as restricted cash deposit in CCB for the purpose of gold lease in future period. During the six months ended June 30, 2017, no gold lease transactions were made and no leased gold was outstanding from CCB as of June 30, 2017.

b)	Gold lease transactions with SPD Bank

On April 10, 2015, Wuhan Kingold entered into a gold lease agreement with SPD Bank to lease 197 kilograms of gold (valued at approximately RMB 46.98 million or approximately $7.2 million). The lease has an initial term of one year and provides an interest rate of 3.2% per annum.

In the third quarter of 2015, Wuhan Kingold entered into several gold lease agreements with SPD Bank to lease an aggregate of 720 kilograms of gold, valued approximately $25.9 million (RMB 168.2 million). The leases have initial terms of one year and provide an interest rate of 2.8% to 6% per annum.

During the year ended December 31, 2016, the Company entered into gold lease agreements with Shanghai Pudong Development Bank and leased an aggregate of 345 kilograms of gold, which amounted to approximately $13.4 million (RMB 93.3 million). The leases have initial terms of six months to one year and provide an interest rate from 3.0% to 3.3% per annum. During the year ended December 31, 2016, the Company returned 1,077 kilograms of gold, which amounted to approximately $37.2 million (RMB 258.6 million) back to SPD Bank upon lease maturity. The remaining leased gold of 185 kilograms of leased gold which amounted to approximately $7.2 million (RMB 49.8 million) was returned to the SPD Bank upon lease maturity in June 2017.

In June 2017, the pledged restricted cash of approximately $8.1 million (RMB 55.6 million) as collateral to safeguard the gold lease from SPD Bank was also fully refunded to the Company upon lease maturity.

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

As of June 30, 2017 and December 31, 2016, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard the gold lease from CITIC.

d)	Gold lease transaction with Industrial and Commercial Bank of China (“ICBC’)

During the year ended December 31, 2016, the Company entered into additional gold lease agreements with ICBC and leased an aggregate amount of 527 kilograms of gold, which amounted to approximately $20.1 million (RMB 139.7 million). The leases have initial terms of half year and provide an interest rate of 2.75% per annum. As of December 31, 2016, 527 kilograms of leased gold were all returned to ICBC.

As of June 30, 2017 and December 31, 2016, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard the gold lease from ICBC.

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

As of June 30, 2017, the Company had no leased gold outstanding. As of December 31, 2016, 185 kilograms of leased gold was outstanding, at the approximated amounts of $7.2 million.

Interest expense for all gold lease arrangements for the three months ended June 30, 2017 and 2016 was approximately $0.05 million and $1.2 million, respectively, which was included in the cost of sales. Interest expense for all gold lease arrangements for the six months ended June 30, 2017 and 2016 was approximately $0.1 million and $2.4 million, respectively, which was included in the cost of sales.

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

Guarantee for Related Party

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $147.5 million (RMB 1,000 million). The loan has a one-year term from January 12, 2017 to January 10, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $185.4 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $147.5 million (RMB 1,000 million). The loan has one-year term from February 20, 2017 to February 20, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $166 million (RMB 1.1 billion) as collateral.

Operating Lease

On June 27, 2016, Wuhan Kingold signed several 5 year lease agreements with Wuhan Huayuan, a related party that is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.4 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 year lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $83,779 (RMB 576,000). For the three and six months ended June 30, 2017, the Company recorded $85,012 and $169,684 rent expense, respectively. For the three and six months ended June 30, 2016, the Company did not incur rent expenses. As of June 30, 2017, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending June 30,
2018	$423,145
2019	423,145
2020	423,145
2021	423,145
2022 and thereafter	125,320
$1,817,900

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 20 – COMPARATIVE INFORMATION

The financial statements and notes for the period ended June 30, 2016 were restated, and the Quarterly Report on Form 10-Q was amended and filed with the SEC on April 10, 2017. In addition, certain amounts on the unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statement of cash flows for the period ended June 30, 2016 were reclassified for consistency with the current period presentation.

NOTE 21 – SUBSEQUENT EVENTS

On July 17, 2017, the Second Tranche Warrants (see Note 15) expired pursuant to their terms. Accordingly, as of the date of this report no warrants are issued and outstanding.

On July 28, 2017, Wuhan Kingold pledged 2,100 kilograms of gold in aggregate with carrying value of approximately $84.3 million (RMB 572 million) as collateral to secure a loan from Huarong International Trust Co. Ltd. (“Huarong Trust”). Pursuant to the loan agreement signed with Huarong Trust on July 27, 2017, the Company has access to a loan with an aggregate amount of approximately $147.5 million (RMB 1,000 million) for the purpose of working capital needs. The loan has a 12-month term starting from the date of releasing the loan. The Company is required to pay a special interest as loan origination fee equivalent to 1.5% of the principal amount received and bears normal interest at a fixed rate of 7% per annum. The loan is also guaranteed by the CEO and Chairman of the Company. On August 2, 2017, a loan of $59 million (RMB 400 million) was released to the Company.

On July 31, 2017, Wuhan Kingold repaid loan of $73.8 million (RMB 500 million) to Wuhan Kingold Industrial Group. After the repayment, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $662.5 million (RMB 4,490 million).

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

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three months ended June 30, 2017 and 2016 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
NET SALES	$475,891,200	$390,260,645	$768,155,277	$672,448,702

COST OF SALES
Cost of sales	(427,858,604)	(343,880,390)	(702,767,612)	(597,292,834)
Depreciation	(210,888)	(291,683)	(505,331)	(582,365)
Total cost of sales	(428,069,492)	(344,172,073)	(703,272,943)	(597,875,199)

GROSS PROFIT	47,821,708	46,088,572	64,882,334	74,573,503

OPERATING EXPENSES
Selling, general and administrative expenses	3,069,142	3,181,568	6,766,525	6,020,161
Stock compensation expenses	11,143	11,142	22,286	22,285
Depreciation	125,831	23,474	231,670	46,987
Amortization	2,755	2,891	5,498	5,781
Total operating expenses	3,208,871	3,219,075	7,025,979	6,095,214

INCOME FROM OPERATIONS	44,612,837	42,869,497	57,856,355	68,478,289

OTHER INCOME (EXPENSES)
Other Income	132	130	65,497	130
Interest Income	504,462	757,264	1,191,307	816,488
Interest expense, including $6,403,986 and $3,692,330 of amortization of financing costs for six months ended June 30, 2017 and 2016	(38,980,626)	(16,883,371)	(76,570,122)	(22,287,496)
Total other expenses, net	(38,476,032)	(16,125,977)	(75,313,318)	(21,470,878)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	6,136,805	26,743,520	(17,456,963)	47,007,411

INCOME TAX PROVISION (BENEFIT)
Current	5,218,082	6,849,780	5,218,082	11,660,784
Deferred	(7,114,895)	64	(9,402,844)	255,738
Total income tax provision (benefit)	(1,896,813)	6,849,844	(4,184,762)	11,916,522

NET INCOME (LOSS)	8,033,618	19,893,676	(13,272,201)	35,090,889
Add: net loss attributable to non-controlling interest	-	(268)	-	(1,465)

NET INCOME (LOSS) ATTRIBUTABLE TO KINGOLD JEWELRY, INC.	$8,033,618	$19,893,944	$(13,272,201)	$35,092,354

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) related to investments in gold	$(54,046,052)	$50,778,172	$48,861,337	$68,343,038
Total foreign currency translation gains (loss)	11,789,755	(8,624,477)	8,362,338	(6,661,783)
Less: foreign currency translation gain attributable to non-controlling interest	-	2,030	-	1,576
Total Other comprehensive income (loss) attributable to KINGOLD JEWELRY, INC.	$(42,256,297)	$42,151,665	$57,223,675	$61,679,679

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
KINGOLD JEWELRY, INC.	$(34,222,679)	$62,045,609	$43,951,474	$96,772,033
Non-controlling interest	-	1,762	-	111
	$(34,222,679)	$62,047,371	$43,951,474	$96,772,144

Earnings (Loss) per share
Basic and diluted	$0.12	$0.30	$(0.20)	$0.53
Weighted average number of shares
Basic	66,018,867	65,964,110	66,018,867	65,963,806
Diluted	66,415,601	66,273,246	66,018,867	65,970,164

Three Month Period Ended June 30, 2017 compared to the Three Month Period Ended June 30, 2016

Net Sales

Net sales for the three months ended June 30, 2017 amounted to $475.9 million, an increase of $85.6 million, or 22%, from net sales of $390.3 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, our branded production sales accounted for 97.2% of the total sales and customized production sales accounted for 2.8% of the total sales. When comparing with the three months ended June 30, 2016, our branded production sales increased by $78.6 million or 20%, and our customized production sales increased by $7 million or 110%.

The overall increase in our revenue in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was mainly due to the higher sales volume and the average selling price for our branded production increased from RMB 238.42 per gram in the three months ended June 30, 2016 to RMB 264 per gram in three months ended June 30, 2017.

In the second quarter of 2017, we used in production a total of 26 metric tons of gold, of which branded production accounted for 12 metric tons (46.2%) and customized production accounted for 14 metric tons (53.8%). In the second quarter of 2016, we used in production a total of 20.3 metric tons of gold, of which branded production accounted for 10.5 metric tons (51.7%) and customized production accounted for 9.8 metric tons (48.3%).

Cost of Sales

Cost of sales for the three months ended June 30, 2017 amounted to $428.1 million, an increase of $83.9 million, or 24.4%, from $344.2 million for the same period in 2016. The increase was primarily due to the higher volume and higher price of the gold as a raw material for our branded production and the increased volume of productions.

Gross Profit

Gross profit for the three months ended June 30, 2017 was $47.8 million, an increase of $1.7 million, or 4%, from $46.1 million for the same period in 2016. Gross margin for the three months ended June 30, 2017 was 10%, compared to 11.8% for the same period in 2016.

The primary reason for the decrease in gross margin was due to the increase in unit cost of our branded production sales exceeded the increase of average selling price during the three months ended June 30, 2017. The unit cost of branded production sales was RMB 244.06 per gram for the three months ended June 30, 2017, increased by RMB 30.61 or 14.3% from RMB 213.45 per gram for the same period in 2016. However, the average selling price of our branded production was RMB 264 per gram for the three months ended June 30, 2017, increased by RMB 25.58 or 10.7% from RMB 238.42 per gram for the same period in 2016.

Expenses

Total operating expenses for the three months ended June 30, 2017 were $3.21 million compared with $3.22 million for the same period in 2016. Total operating expenses is fairly consistent for the three months end June 30, 2017 and the same period in 2016.

Interest expense for the three months ended June 30, 2017 was $39 million compared with $16.9 million for the same period in 2016. The significant increase of interest expense was mainly due to the much higher balances for interest bearing loans for the three months ended June 30, 2017.

The income tax benefit was approximately $1.9 million for the three months ended June 30, 2017, comparing to income tax expense of approximately $6.85 million for the same period in 2016. It was primarily because a future income tax benefit of $7.1 million resulting from the temporary difference on accrued interest and inventory valuation was recorded for the three months ended June 30, 2017.

Net Income Attributable to Kingold Jewelry Inc.

For the foregoing reasons, we had net income of $8 million for the three months ended June 30, 2017 compared to net income of $19.9 million for the same period in 2016, a decrease of $11.9 million, or 60%.

Six Month Period Ended June 30, 2017 compared to the Six Month Period Ended June 30, 2016

Net Sales

Net sales for the six months ended June 30, 2017 amounted to $768.1 million, an increase of $95.7 million, or 14%, from net sales of $672.4 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, our branded production sales accounted for 97.6% of the total sales and customized production sales accounted for 2.4% of the total sales. When comparing with the six months ended June 30, 2016, our branded production sales increased by $88.1 million or 13%, and our customized production sales increased by $7.7 million or 71%.

The overall increase in our revenue in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was mainly due to the higher sales volume and the average selling price for our branded production increased from RMB 231.34 per gram in the six months ended June 30, 2016 to RMB 256.66 per gram in six months ended June 30, 2017.

In the first half of 2017, we used in production a total of 42.1 metric tons of gold, of which branded production accounted for 20.1 metric tons (47.7%) and customized production accounted for 22 metric tons (52.3%). In the first half of 2016, we used in production a total of 35.2 metric tons of gold, of which branded production accounted for 18.7 metric tons (53.1%) and customized production accounted for 16.5 metric tons (46.9%).

Cost of Sales

Cost of sales for the six months ended June 30, 2017 amounted to approximately $703.3 million, an increase of $105.4 million, or 17.6%, from $597.9 million for the same period in 2016. The increase was primarily due to the higher volume and higher price of the gold as a raw material for our branded production and the increased volume of productions.

Gross Profit

Gross profit for the six months ended June 30, 2017 was $64.9 million, a decrease of $9.7 million, or 20%, from $74.6 million for the same period in 2016. Accordingly, gross margin for the six months ended June 30, 2017 was 8.4%, compared to 11.1% for the same period in 2016.

The primary reason for the decrease in gross margin was due to the increase in unit cost of our branded production sales exceeded the increase of average selling price of our branded production during the six months ended June 30, 2017. The unit cost of branded production sales was RMB 240.39 per gram for the six months ended June 30, 2017, increased by RMB 31.7 or 15.2% from RMB 208.7 per gram for the same period in 2016. However, the average selling price of our branded production was RMB 256.66 per gram for the six months ended June 30, 2017, increased by RMB 25.32 or 10.9% from RMB 231.3 per gram for the same period in 2016.

Expenses

Total operating expenses for the six months ended June 30, 2017 were $7 million compared with $6.1 million for the same period in 2016. The increase was mainly due to increased Selling, General and Administrative expenses for broader marketing efforts, such as increased employee salary, increased legal, accounting fees, and increased asset insurance expenses as a result of increased gold inventory.

Interest expense for the six months ended June 30, 2017 was $76.6 million compared with $22.3 million for the same period in 2016. The significant increase of interest expense was mainly due to the much higher balances for interest bearing loans for the six months ended June 30, 2017.

The income tax benefit was approximately $4.2 million for the six months ended June 30, 2017, comparing to income tax expense of approximately $11.9 million for the same period in 2016. It was primarily because less tax provision due to loss position, and a future income tax benefit of $9.4 million resulting from the temporary difference on accrued interest and inventory valuation was recorded for the six months ended June 30, 2017.

Net Income (Loss) Attributable to Kingold Jewelry Inc.

For the foregoing reasons, we had a net loss of $13.3 million for the six months ended June 30, 2017 compared to a net income of $35.1 million for the same period in 2016, a decrease of $48.4 million, or 137.8%.

Cash Flows

Operating activities

We used $257 million of net cash in operating activities for the six months ended June 30, 2017, compared with $185.5 million of net cash provided by operating activities for the same period in 2016. The increase of net cash used in operating activities was mainly due to increase in inventories of $204 million for the increased production to meet the sales demand and the collection from the deposit from Jewelry Park in 2016 of $70.2 million in 2017.

Looking forward, we expect the net cash that we generate from operating activities to continue to fluctuate as our inventories, receivables, accounts payables and the other factors described above change with increased production and the purchase of larger or smaller quantities of raw materials. These fluctuations could cause net cash from operating activities to increase or decrease. Although we expect that net cash from operating activities will increase over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular quarter.

Investing activities

Net cash used in investing activities was $272 million for the six months ended June 30, 2017, compared with net cash used in investing activities of $671.6 million for the same period in 2016.  The significant decrease in the net cash used in the investing activities was mainly because of less purchases in investments of gold related to our significant borrowings during the six months ended June 30, 2017. In addition, we made cash payment of $19.5 million for the construction of the Jewelry Park during the same period in 2016.

Analysis and Expectations: Since we continue to borrow funds from the banks, we expect that cash used in investing activities may increase significantly as a result of additional investments in gold would be purchased and used as collateral for bank loans.

Financing activities

Net cash provided by financing activities was $516.2 million for the six months ended June 30, 2017, compared with net cash provided by financing activities of $521.2 million for the same period in 2016. During the six months ended June 30, 2017, we borrowed $125.1 million bank loans, $981.8 million related party loans, and received $35 million restricted cash deposits refund due to maturity or prepayments of various bank loans. We also repaid $174.5 million bank loans, $416 million related party loans, and $29.1 million third party loans during the six months ended June 30, 2017. During the same period in 2016, we borrowed additional $611.6 million bank loans, $150.8 million from a related party and $37.6 million from two third parties, and also repaid $9.2 million bank loans, $61.2 million debts payable upon maturity, and deposited additional $208.5 million cash as collateral for various loans.

Analysis and Expectations:  We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expected expanded production.

Off-Balance Sheet Arrangements

During the six months ended June 2017, we guaranteed payments for a non-related party of approximately $29 million (RMB 200 million) in bank loans. On April 12, 2017, the bank loans were repaid upon maturity.

During the six months ended June 2017, we also guaranteed payment for a related party of approximately $295 million (RMB 2,000 million) for two bank loans.

As of June 30, 2017, we had no leased gold outstanding. Interest expense for all gold lease arrangements for the three and six months ended June 30, 2017 was approximately $0.05 million and $0.1 million, respectively, which was included in the cost of sales. The Company may sign new gold lease agreements with the banks when necessary.

Obligations and Commitments

The following table sets forth our contractual obligations as of June 30, 2017:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank loans (1)	$988,579,692	$97,382,477	$891,197,215	$-	$-
Short-term bank loans (2)	465,812,849	465,812,849	-	-	-
Related party loans (3)	1,046,123,882	295,098,415	-	751,025,467	-
Operating leases (4)	1,817,900	423,145	1,269,435	125,320	-
Total	$2,502,334,323	$858,716,886	$892,466,650	$751,150,787	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)

On June 27, 2016, Wuhan Kingold signed several 5 year lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.4 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 year lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $83,779 (RMB 576,000).

Liquidity and Capital Resources

As of June 30, 2017, we had approximately $9.2 million in cash and cash equivalents. Historically, we have financed our operations with cash flow generated from operations and through bank borrowings as well as through private and public borrowings and offerings in the U.S. and Chinese capital markets.

As of June 30, 2017, we had total outstanding loans of $2,496 million (including $466 million short-term loans, $984 million long-term loans, $295 million related party short-term loans, and $751 million related party long-term loans). For additional information regarding our loans, see Notes 5, 9 and 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We also maintain a large balance of investments in gold which the gold is pledged for obtaining various loans. The liquidity of the Company will be significantly affected if the gold appreciates or depreciates when the pledged gold is available for sale or for production upon the repayment of the loans

As of June 30, 2017, the Company had working capital of $861 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

The ability of Wuhan Vogue-Show to pay dividends can be restricted due to the PRC’s foreign exchange control policies and our availability of cash. A majority of our revenue being earned and currency received is denominated in RMB. We may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars. Accordingly, Vogue-Show’s funds may not be readily available to us to satisfy obligations incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Investments in Gold

We pledged the gold leased from related party and part of its own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. We classified these pledged gold as investment in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. The fair market value of the investments in gold is determined by quoted market prices at Shanghai Gold Exchange. Any fluctuation in gold price may significantly impact the investments in gold and other comprehensive income.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, while our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of the RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past eleven years, RMB has appreciated 7% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.7774 on June 30, 2017). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our bank borrowings as of June 30, 2017, were approximately $1,450 million, and interest expense paid was $68.8 million for the six months ended June 30, 2017.

At the end of June 30, 2017, our weighted average interest rate was 8.6%. We do not expect the interest expense will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

In connection with the preparation of this report, management determined that, as of June 30, 2017, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Cashier does not deposit cash collected into the Company’s bank accounts on a timely manner;

•	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2016;

•	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned; and

•	Lack of adequate policies and procedures in internal control to include material transaction incurred subsequent to the period end for financial statements disclosure purpose.

•	Failure to proper record and disclose certain transactions which resulted in amendments to its Quarterly Report on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016.

•	Failure to timely determine our loss of non-accelerated filer status, which resulted in our failure to timely engage our auditor to perform an auditor attestation regarding our internal controls over financial reporting and to file our annual report at the time required of accelerated filers. The company has engaged its auditor to perform this audit of our internal controls and will file the results when the report is available.

•	Failure to timely record warrant exercise.

In order to remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions including gold leases and loans with a value in excess of $250,000. Notwithstanding this requirement, our Board has determined that management did not consistently seek Board approval prior to causing Wuhan Kingold to enter into a number of transactions covered by these resolutions. In addition to failing to approve such transactions as anticipated, this absence of prior approval resulted in our failure to disclose such transactions at the time they occurred. Further, we intend to explore implementing additional policies and procedures, which may include:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our three months ended June 30, 2017. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions.

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

Item 1A.  Risk Factors

We are not aware of any changes to the Risk Factors disclosed in our Quarterly Report for the period ended March 31, 2017.

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

Date: August 9, 2017

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

