Form 10-K/A
period 2016-12-31
KINGOLD JEWELRY, INC.
filed 2017-09-15
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

First Amendment

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

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes ☒   No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $87,582,164.40 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of April 14, 2017 was 66,018,867.

Explanatory Note

The Registrant is filing this first amendment to its previously filed annual report on Form 10-K for the sole purpose of including the report of the Registrant’s independent registered public accounting firm on the Registrant’s internal control over financial reporting as of December 31, 2016. As noted in the originally filed Form 10-K, such report was not available at the time of filing. Other than the report on internal control over financial reporting and changes to Items 9A and 9B to reflect such report, the annual report continues to speak as of its original filing date, April 17, 2017.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kingold Jewelry, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 15, 2017, expressed a qualified opinion.

/s/ Friedman LLP

New York, New York

April 17, 2017, except the opinion on the audit of internal control over financial reporting which is dated September 15, 2017

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Kingold Jewelry, Inc.

We have audited the internal control over financial reporting of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2016:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2016;

•	Lack of appropriate approval procedures for certain material transactions, including guarantees of third-party obligations;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of full-time qualified U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned;

•	Failure to properly record and disclose related party leased gold transactions, and failure to properly account for and record for guarantees, related party and third party loan transactions in the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016, June 30, 2016 and September 30, 2016;

•	Failure to properly classify the investments in gold between current and long-term assets in the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016, June 30, 2016 and September 30, 2016;

•	Failure to properly classify the restricted cash in connection of loans obtained and guarantees provided between current and long-term assets in the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016, June 30, 2016 and September 30, 2016;

•	Failure to record interest income in connection with to the restricted cash deposits made to guarantee for the third parties loans in previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2016 and September 30, 2016.

The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements for the year ended December 31, 2016, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated April 17, 2017 expressed an unqualified opinion on those financial statements.

/s/ Friedman LLP

New York, New York

September 15, 2017

ITEM 9B. OTHER INFORMATION

We failed to determine our loss of nonaccelerated filer status by virtue of an increase in our stock price causing our public float to exceed $75 million on June 30, 2016. As a result, we had not timely engaged our auditor to perform an auditor attestation regarding our internal controls over financial reporting and to file our annual report at the time required of accelerated filers. We engaged our auditor to perform this audit of our internal controls and have included their report with this first amendment to our annual report. As noted in their report, our auditor concurs with management’s determination that our internal control over financial reporting were not effective as of December 31, 2016.

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

(3) Exhibits

Exhibit No.	Description
2.1	Reverse Acquisition Agreement, dated September 29, 2009, by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Exclusive Management Consulting and Technical Support Agreement, dated June 30, 2009, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.2	Shareholders’ Voting Proxy Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.3	Purchase Option Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.4	Pledge of Equity Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.5	Amended and Restated Call Option Agreement, dated December 17, 2014, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.6	Amendment to Amended and Restated Call Option Agreement, dated March 26, 2016, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.7	Amendment 2 to Amended and Restated Call Option Agreement, dated March 28, 2016, by and between Zhihong Jia and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.8	Lease Agreement (English translation), dated February 1, 2015, by and between Wuhan Kingold and Vogue Show (incorporated by reference to Exhibit 10.6 to Annual Report filed on Form 10-K with the Commission on March 31, 2015).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).

10.10	Employment Agreement, dated November 18, 2010, between Registrant and Zhihong Jia (incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).**
10.11	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement, dated October 20, 2011, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).**
10.12	Shareholders’ Voting Proxy Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.13	Purchase Option Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.14	Pledge of Equity Agreement, dated October 20, 2011, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.15	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011).**
10.16	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.17	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.18	Executive Employment Agreement between Kingold Jewelry, Inc. and Bin Liu, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 5, 2013).**
10.19	Acquisition Agreement (English translation), dated October 23, 2013, among Wuhan Kingold Jewelry Company Limited, Wuhan Wansheng House Purchasing Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.20	English Translation of Labor Contract, by and between Wuhan Kingold Jewelry Co., Ltd. and Wang Jun effective as of May 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 5, 2014).**
10.21	Private Placement Agreement (English translation), dated July 21, 2014, between Wuhan Kingold Jewelry Co., Ltd., Shanghai Pudong Development Bank Co., Ltd and the other institutional investors named therein. (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.22	Underwriting Agreement (English translation), dated August 12, 2014, between Wuhan Kingold Jewelry Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.23	Convertible Note Purchase Agreement dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.24	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade – Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.25	Gold Lease Agreement (English translation), dated April 10, 2015, between Wuhan Kingold Jewelry Company Limited and Shanghai Pudong Development Bank Ltd., Wuhan Branch (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.26	Schedule of Gold Lease Agreements substantially identical in all material respects to the Gold Lease Agreement filed as Exhibit 10.25 to this Annual Report on Form 10-K, pursuant to Instruction 2 To Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.27	Working Capital Loan Contract (English translation), dated May 29, 2015, between Wuhan Kingold Jewelry Company Limited and China CITIC Bank Corporation Limited, Wuhan Branch (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.28	Working Capital Loan Contract (English translation), dated June 1, 2015, between Wuhan Kingold Jewelry Company Limited and China CITIC Bank Corporation Limited, Wuhan Branch (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.29	Trust Loan Contract (English translation), dated September 17, 2015, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 13, 2015).
10.30	Loan Agreement of Circulating Fund (English translation), dated September 24, 2015, between Wuhan Kingold Jewelry Company Limited and Jiang’an Wuhan Branch of Hubei Bank Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on November 18, 2015).

10.31	Loan Agreement of Circulating Fund (English translation), dated December 18, 2015, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 14, 2016).
10.32	Gold Lease Agreement (English translation), dated January 11, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.33	Gold Lease Agreement (English translation), dated January 19, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.34	Loan Agreement of Circulating Fund (English translation), dated January 20, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.35	Gold Lease Agreement (English translation), dated January 25, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.36	Loan Agreement of Circulating Fund (English translation), dated January 28, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.37	Collective Trust Loan Contract (English translation), dated January 29, 2016, between Wuhan Kingold Jewelry Company Limited and Anxin Trust Co., Ltd. (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.38	Gold Lease Agreement (English translation), dated March 3, 2016, between Wuhan Kingold Jewelry Company Limited and Industrial and Commerce Bank of China (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
21.1	List of Subsidiaries. *
23.1	Consent of Friedman, LLP.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated March 29, 2017 titled “Kingold Jewelry Reports 2016 Fourth Quarter and Year End Financial Results” (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Commission on March 30, 2017).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith

**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2017

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 15, 2017
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2017
Bin Liu

/s/ Jun Wang	Director	September 15, 2017
Jun Wang

/s/ Zhiyong Xia	Director	September 15, 2017
Zhiyong Xia

/s/ Guang Chen	Director	September 15, 2017
Guang Chen

/s/ Alice Io Wai Wu	Director	September 15, 2017
Alice Io Wai Wu