Form 10-Q
period 2017-09-30
KINGOLD JEWELRY, INC.
filed 2017-11-09
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2017

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

As of November 6, 2017, there were 66,113,502 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page Number
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2017 and 2016 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2017 and 2016 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION		45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		49

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US DOLLARS)

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$1,001,830	$21,333,193
Restricted cash	3,170,596	52,786,257
Accounts receivable	38,313	670,878
Inventories, net	239,063,059	119,435,595
Investments in gold - current	1,214,191,166	281,895,403
Other current assets and prepaid expenses	538,485	698,217
Prepaid income tax	-	3,330,468
Value added tax recoverable	342,538,255	272,835,051
Total current assets	1,800,541,704	752,985,062

PROPERTY AND EQUIPMENT, NET	7,701,829	7,224,698

OTHER ASSETS
Restricted cash	7,753,685	7,558,173
Investments in gold	1,081,378,533	1,493,938,551
Other assets	295,331	283,003
Deferred income tax assets	6,305,739	-
Land use right	423,162	413,662
Total long-term assets	1,103,858,279	1,509,418,087
TOTAL ASSETS	$2,904,399,983	$2,262,403,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term loans, less unamortized debt issuance costs of $2,895,841 and $4,480,085	$657,820,323	$234,691,670
Third party loan	-	28,798,526
Gold leases payable - Bank	-	7,167,391
Other payables and accrued expense	18,721,443	13,716,472
Related parties loan	300,530,436	-
Due to related party	2,114,933	7,223,321
Income tax payable	4,426,300	-
Other taxes payable	2,078,214	1,518,731
Total current liabilities	985,691,649	293,116,111
Deferred income tax liability	-	1,249,622
Related parties loan	646,140,438	460,776,408
Long term loans, less unamortized debt issuance costs of $2,599,276 and $4,350,348	885,468,163	1,224,770,721
TOTAL LIABILITIES	2,517,300,250	1,979,912,862

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 and 66,018,867 shares issued and outstanding as of September 30, 2017 and December 31, 2016	66,113	66,018
Additional paid-in capital	80,372,085	80,230,968
Retained earnings
Unappropriated	293,188,808	277,473,959
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	12,505,184	(76,248,201)
Total stockholders' equity	387,099,733	282,490,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,904,399,983	$2,262,403,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
NET SALES	$584,511,639	$390,547,042	$1,352,666,916	$1,062,995,744

COST OF SALES
Cost of sales	(505,608,405)	(339,845,689)	(1,208,376,017)	(937,138,523)
Depreciation	(300,716)	(286,710)	(806,047)	(869,075)
Total cost of sales	(505,909,121)	(340,132,399)	(1,209,182,064)	(938,007,598)

GROSS PROFIT	78,602,518	50,414,643	143,484,852	124,988,146

OPERATING EXPENSES
Selling, general and administrative expenses	3,779,728	2,037,688	10,546,253	8,057,849
Stock compensation expenses	5,364	11,143	27,650	33,428
Depreciation	135,442	25,102	367,112	72,089
Amortization	2,832	2,836	8,330	8,617
Total operating expenses	3,923,366	2,076,769	10,949,345	8,171,983

INCOME FROM OPERATIONS	74,679,152	48,337,874	132,535,507	116,816,163

OTHER INCOME (EXPENSES)
Other Income	661	(75,748)	66,158	(75,618)
Interest Income	633,617	1,365,984	1,824,924	2,182,472
Interest expense, including $7,751,818 and $5,585,856 of amortization of financing costs for nine months ended September 30, 2017 and 2016	(36,585,321)	(28,445,193)	(113,155,443)	(50,732,689)
Total other expenses, net	(35,951,043)	(27,154,957)	(111,264,361)	(48,625,835)

INCOME FROM OPERATIONS BEFORE TAXES	38,728,109	21,182,917	21,271,146	68,190,328

INCOME TAX PROVISION (BENEFIT)
Current	7,778,520	25,230,923	12,996,602	36,891,707
Deferred	1,962,539	(19,909,244)	(7,440,305)	(19,653,506)
Total income tax provision	9,741,059	5,321,679	5,556,297	17,238,201

NET INCOME	28,987,050	15,861,238	15,714,849	50,952,127
Add: net loss attributable to non-controlling interest	-	445	-	1,910

NET INCOME ATTRIBUTABLE TO KINGOLD JEWELRY, INC.	$28,987,050	$15,861,683	$15,714,849	$50,954,037

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) related to investments in gold	$27,074,547	$(9,822,756)	$75,935,884	$58,520,282
Total foreign currency translation gains (loss)	4,455,163	(1,332,179)	12,817,501	(7,993,962)
Less: foreign currency translation gain attributable to non-controlling interest	-	271	-	1,847
Total Other comprehensive income (loss) attributable to KINGOLD JEWELRY, INC.	$31,529,710	$(11,155,206)	$88,753,385	$50,524,473

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
KINGOLD JEWELRY, INC.	$60,516,760	$4,706,477	$104,468,234	$101,478,510
Non-controlling interest	-	(174)	-	(63)
	$60,516,760	$4,706,303	$104,468,234	$101,478,447

Earnings per share
Basic and diluted	$0.44	$0.24	$0.24	$0.77
Weighted average number of shares
Basic	66,049,726	66,018,867	66,029,266	65,982,294
Diluted	66,484,717	66,740,085	66,337,069	66,291,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the nine months ended September 30,
	2017	2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,714,849	$50,952,127
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,173,159	941,164
Amortization of intangible assets	8,330	8,617
Amortization of deferred financing costs	7,751,818	5,585,856
Share based compensation for services and warrants and shares issued for consulting services	27,650	229,162
Deferred tax benefit	(7,440,305)	(19,653,506)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	647,049	788,112
Inventories	(119,627,463)	127,479,484
Other current assets and prepaid expenses	185,892	(4,081,575)
Value added tax recoverable	(56,530,224)	(117,388,028)
Increase (decrease) in:
Other payables and accrued expenses	4,331,048	(1,769,201)
Deposit payable, Jewelry Park, net	-	151,362,720
Income tax payable	7,725,853	23,499,156
Other taxes payable	482,337	990,281
Net cash provided by (used in) operating activities	(145,550,007)	218,944,369

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,551,847)	(306,652)
Investments in gold	(358,279,503)	(945,283,984)
Construction in progress-Jewelry Park	-	(20,440,112)
Net cash used in investing activities	(359,831,350)	(966,030,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans – short term	169,103,063	1,076,863,691
Repayments of bank loans – short term	(147,212,224)	(54,861,388)
Proceeds from bank loans – long term	96,966,135	-
Repayments of bank loans – long term	(102,695,952)	-
Proceeds from related party loans – short term	293,836,774	150,762,768
Proceeds from related party loans – long term	771,321,531	-
Repayments of related party loans – long term	(609,711,305)	-
Payments of loan origination fees	(4,114,687)	-
Proceeds from third party loans	-	37,480,135
Repayment of third party loans	(29,383,677)	-
Restricted cash	50,889,591	(274,106,062)
Due to related party	(5,212,812)	-
Proceeds from exercise of warrants	113,562	66,439
Repayment from debt financing instruments under private placement	-	(60,788,241)
Net cash provided by financing activities	483,899,999	875,417,342

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,149,995	(1,781,822)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,331,363)	126,549,141

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,333,193	3,100,569

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,001,830	$129,649,710
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$92,580,544	$45,155,522
Cash paid for income tax	$5,270,750	$12,692,294

NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold obtained in a lease from a related party	$132,748,925	$438,349,470
Investments in gold transferred to inventories	$350,761,730	$-
Unrealized gain on investments in gold	$75,935,884	$58,520,282

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

As of September 30, 2017 and December 31, 2016, the Company had restricted cash of $10,924,281 and $60,344,430, respectively. The total of $10.9 million restricted cash balance as of September 30, 2017 was related to the various loans with banks and financial institutions – see Note 5 - Loans.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At September 30, 2017 and December 31, 2016, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of September 30, 2017 and December 31, 2016, there was no lower of cost or net realizable value adjustment, respectively. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

Certain assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of September 30, 2017 and December 31, 2016.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at September 30, 2017 and December 31, 2016.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2010 and after. As of September 30, 2017, the tax years ended December 31, 2010 through December 31, 2016 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	September 30, 2017	September 30, 2016	December 31, 2016
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$ 1=RMB 6.6549	US$ 1=RMB 6.6702	US$ 1=RMB 6.9448
Amounts included in the statements of operations and cash flows for the period	US$ 1=RMB 6.8065	US$ 1=RMB 6.5802	US$ 1=RMB 6.6441

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

In September 2017, the FASB has issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories as of September 30, 2017 and December 31, 2016 consisted of the following:

	As of
	September 30,	December 31,
	2017	2016
Raw materials (A)	$124,204,579	$7,167,391
Work-in-progress (B)	73,350,803	78,813,685
Finished goods (C)	41,507,677	33,454,519
Inventories allowance	-	-
Total inventory	$239,063,059	$119,435,595

(A)	Included 3,507,981 grams of Au9999 gold as of September 30, 2017 and 185,000 grams of Au9999 gold as of December 31, 2016.

(B)	Included 2,083,997 grams of Au9999 gold September 30, 2017 and 2,358,178 grams of Au9999 gold as of December 31, 2016.

(C)	Included 1,171,382 grams of Au9999 gold September 30, 2017 and 993,699 grams of Au9999 gold as of December 31, 2016.

For the three and nine months ended September 30, 2017 and 2016, the Company recorded $Nil lower cost or net realizable value adjustment, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2017 and December 31, 2016:

	As of
	September 30,	December 31,
	2017	2016
Buildings	$2,326,914	$2,208,918
Plant and machinery	18,188,700	17,401,084
Motor vehicles	248,555	97,549
Leasehold improvements	1,679,858	1,185,433
Office and electric equipment	1,439,255	687,901
Subtotal	23,883,282	21,580,885
Less: accumulated depreciation and amortization	(16,181,453)	(14,356,187)
Property and equipment, net	$7,701,829	$7,224,698

Depreciation and amortization expenses for the three and nine months ended June 30, 2017 was $436,158 and $1,173,159, respectively. Depreciation and amortization expenses for the three and nine months ended September 30, 2016 was $311,812 and $941,164, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS

Short-term loans consist of the following:

		As of
		September 30,	December 31,
		2017	2016
(a)	Loan payable to Minsheng Trust	$53,945,213	$51,693,353
(b)	Loans payable to National Trust-gross amount	-	143,992,628
	Loans payable to National Trust-deferred financing cost	-	(4,480,085)
(c)	Loan payable to Aijian Trust	45,079,565	43,197,788
(d)	Loans payable to Evergrowing Bank - Qixia Branch	150,265,218	-
(e)	Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	149,814,422	287,986
(f)	Loans payable to Sichuan Trust-gross amount	75,132,609	-
	Loans payable to Sichuan Trust-deferred financing cost	(442,099)	-
(g)	Loans payable to China Aviation Capital-gross amount	43,576,913	-
	Loans payable to China Aviation Capital-deferred financing cost	(612,465)	-
(h)	Loans payable to Huarong Trust-gross amount	142,902,222	-
	Loan payable to Huarong Trust-deferred financing cost	(1,841,278)	-
	Total short term loans	$657,820,323	$234,691,670

(a) Loan payable to Minsheng Trust

On October 14, 2016, the Company entered into a Trust Loan Agreement with the Minsheng Trust to borrow a maximum of 70% of amount of pledged gold as a working capital loan. The Company is subject to 7.6% fixed annual interest rate. The term of the loan is one year from receiving of the principal amount. The Company is required to pledge 1,877.49 kilograms of Au9995 gold with carrying value of approximately $65.6 million (RMB 436.5 million) as collateral. The total amount received by the Company was approximately $53.9 million (RMB 359 million) according to the calculation stated in the agreement. The Company was also required to pledge approximately $0.5 million (RMB 3.6 million) restricted cash with Minsheng Trust as collateral. The loan was subsequently repaid on October 20, 2017. The pledged gold and restricted deposit were released and refunded upon the repayment.

(b) Loans payable to National Trust

On April 26, 2016, the Company entered into a trust loan agreement and an amendment to the trust loan agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $75.1 million (RMB 500 million) as working capital loan. During the nine months ended September 30, 2017, the Company fully repaid the loan. The pledged gold and restricted deposit were released and returned upon the repayment.

The Company paid approximately $5 million (RMB 34.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three months and nine months ended September 30, 2017, approximately $Nil and $1.9 million (RMB 12.6 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $3.2 million (RMB 22.1 million) deferred financing cost was amortized. As of September 30, 2017, the deferred financing cost was fully amortized.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(b) Loans payable to National Trust (Continued)

On July 11, 2016, the Company entered into a Trust Loan Agreement with the National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $75.1 million (RMB 500 million) as a working capital loan. During the nine months ended September 30, 2017, the Company fully repaid the loan. The pledged gold and restricted deposit were released and refunded upon the repayment.

The Company paid approximately $5 million (RMB 34.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and nine months ended September 30, 2017, approximately $0.2 million (RMB 1.3 million) and $2.5 million (RMB 17.2 million) deferred financing cost was amortized, respectively. As of September 30, 2017, the deferred financing cost was fully amortized.

(c) Loan payable to Aijian Trust

On April 28, 2016, Wuhan Kingold and Shanghai Aijian Trust Co., Ltd. (“Aijian Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, Aijian Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). Aijian Trust’s acquisition price for the Gold Income Right was approximately $45.1 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from Aijian Trust with installments and the last installment shall be within the 24 months. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the 1,542 kilograms of related Au9999 gold under the Gold Income Right to Aijian Trust with carrying value of approximately $53.9 million (RMB 358.5 million) as collateral. The agreement is also personally guaranteed by Mr. Zhihong Jia, our CEO and Chairman. The Company also made a restricted deposit of $0.45 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short-term loan.

(d) Loans payable to Evergrowing Bank – Qixia Branch

In January 2016, Wuhan Kingold signed two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $120 million (RMB 800 million) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest rates of 7.5% per year. The loans are secured by 5,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $174.7 million (RMB 1.2 billion) and are guaranteed by the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

In February 2017, Wuhan Kingold further entered into a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $30 million (RMB 200 million). The loan has one year term from February 24, 2017 to February 19, 2018, and bears fixed annual interest of 4.75%. The Company pledged 1,300 kilograms of Au9999 gold with carrying value of approximately $45.4 million (RMB 302.3 million) as collateral to secure this loan. The loan is also guaranteed by the CEO and Chairman of the Company and the related party Wuhan Huayuan Technology Development Co., Ltd.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(e) Loans payable to Evergrowing Bank - Yantai Huangshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $150 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,550 kilograms of Au9999 gold in aggregate with carrying value of approximately $193.9 million (RMB 1.3 billion) and are guaranteed by the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, approximately $150,265 (RMB 1 million) was repaid in August 2016, approximately $150,265 (RMB 1 million) was repaid on February 23, 2017 and another $150,265 (RMB 1 million) was repaid on August 23, 2017. The remaining loans are due in February to March 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

(f) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $300.5 million (RMB 2 billion) as working capital loan. The loan period is 24 months from receiving. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.25%. The Company is required to make the first interest payment equal to 1.21% of the principle received as loan origination fee, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $253.6 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.3 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of September 30, 2017, the Company received an aggregate of approximately $225.4 million (RMB 1.5 billion) from the loan.

The Company paid approximately $2.7 million (RMB 18.2 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three months and nine months ended September 30, 2017, approximately $0.4 million (RMB 2.3 million) and $1 million (RMB 6.8 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $0.3 million (RMB 1.8 million) deferred financing cost was amortized. As of September 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1.4 million (RMB 9.6 million). According to the maturity date of the loans, approximately $75.1 million (RMB 500 million) of the loan with unamortized deferred financing cost of approximately $0.4 million (RMB 2.9 million) was classified as short-term and the rest were classified as long-term.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(g) Loans payable to China Aviation Capital

On September 7, 2016, the Company entered into a trust loan agreement with China Aviation Capital Investment Management (Shenzhen) ("China Aviation Capital") to borrow a maximum of approximately $90.2 million (RMB 600 million) as working capital loan. The first installment of the loan is approximately $43.6 million (RMB 290 million) with a period of 24 months from September 7, 2016 to September 7, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $51.5 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. As of September 30, 2017, the Company received an aggregate of approximately $43.6 million (approximately RMB 290 million) from the loan.

The Company paid approximately $1.3 million (RMB 8.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and nine months ended September 30, 2017, approximately $0.2 million (RMB 1.1 million) and $0.5 million (RMB 3.3 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $0.2 million (RMB 1.4 million) deferred financing cost was amortized. As of September 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.6 million (RMB 4.1 million). According to the maturity date of the loan, the loan balance with unamortized deferred financing cost was classified as short-term.

(h) Loans payable to Huarong Trust

On July 28, 2017, the Company entered into a loan agreement with Huarong International Trust Co. Ltd. (“Huarong Trust”) to borrow a maximum of approximately $150.3 million (RMB 1,000 million) as working capital loan. The loan has a 12-month term starting from the date of releasing the loan. The Company is required to pay a special interest as loan origination fee equivalent to 1.5% of the principal amount received and bears normal interest at a fixed rate of 7% per annum. The loan is also guaranteed by the CEO and Chairman of the Company. The Company pledged 4,975 kilograms of Au9999 gold with carrying value of approximately $176.7 million (RMB 1,176 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company was also required to pledge approximately $1.4 million (RMB 9.5 million) restricted cash with Huarong Trust as collateral. As of September 30, 2017, the Company received an aggregate of approximately $142.9 million (RMB 951 million) from the loan.

The Company paid approximately $2.1 million (RMB 14.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three months and nine months ended September 30, 2017, approximately $0.3 million (RMB 2 million) deferred financing cost was amortized. As of September 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1.8 million (RMB 12.3 million).

Interest expense for the short-term loans amounted to $9.7 million and $29.7 million for the three and nine months ended September 30, 2017, respectively. Interest expense for short-term loans for the three and six months ended September 30, 2016 was $5.0 million and $11.7 million, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

Long-term loans consist of the following:

		As of
		September 30,	December 31,
		2017	2016
(i)	Loans payable to Evergrowing Bank - Qixia Branch	$-	$115,194,102
(j)	Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	-	143,560,650
(k)	Loans payable to Anxin Trust	450,795,654	431,977,883
(l)	Loans payable to Minsheng Trust - gross amount	-	28,798,526
	Loans payable to Minsheng Trust - deferred financing cost	-	(563,984)
(m)	Loans payable to Chang’An Trust	-	28,654,533
(n)	Loans payable to Sichuan Trust - gross amount	150,265,218	215,988,941
	Loans payable to Sichuan Trust - deferred financing cost	(1,000,015)	(2,359,280)
(o)	Loans payable to China Aviation Capital - gross amount	-	41,757,862
	Loans payable to China Aviation Capital - deferred financing cost	-	(1,055,387)
(p)	Loans payable to China Construction Investment Trust - gross amount	45,079,565	43,197,788
	Loans payable to China Construction Investment Trust - deferred financing cost	(230,956)	(371,697)
(q)	Loans payable to Zheshang Jinhui Trust	82,645,870	79,195,945
(r)	Loans payable to Hubei Assets Management	-	43,197,788
(s)	Loans payable to Zhongjiang International Trust	60,106,087	57,597,051
	Loans payable to Zhongjiang International Trust - deferred financing cost	(174,234)	-
(t)	Loans payable to China Aviation Trust	46,582,218	-
	Loans payable to China Aviation Trust - deferred financing cost	(922,711)	-
(u)	Loans payable to National Trust	52,592,826	-
	Loans payable to National Trust - deferred financing cost	(271,361)	-
	Total long term loans, net of deferred financing costs	$885,468,163	$1,224,770,721

(i) Loans payable to Evergrowing Bank – Qixia Branch (see note (d) above)

(j) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch (see note (e) above)

(k) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $450.8 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with a term of 36 months or more. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 15,450,000 grams of Au9999 gold in aggregate with carrying value of approximately $539.8 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of September 30, 2017, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $4.5 million (RMB 30 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(l) Loans payable to Minsheng Trust

On June 24, 2016, Wuhan Kingold entered into a loan agreement with Minsheng Trust, with an aggregate amount of approximately $30.1 million (RMB 200 million), with a maturity date of June 22, 2018. During the nine months ended September 30, 2017, the Company fully repaid the loan. The pledged gold and restricted deposit were released and refunded upon the repayment.

The Company paid approximately $0.8 million (RMB 5.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For nine months ended September 30, 2017, approximately $0.6 million (RMB 3.9 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $0.2 million (RMB 1.4 million) deferred financing cost was amortized. As of September 30, 2017, the deferred financing cost was fully amortized.

(m) Loans payable to Chang’An Trust

On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $45.1 million (RMB 300 million) for the purpose of working capital needs. During the three months ended March 31, 2017, the Company fully repaid the loan. As of September 30, 2017, the restricted deposit was refunded to the Company.

(n) Loans payable to Sichuan Trust - (see note (f) above)

(o) Loans payable to China Aviation Capital - (see note (g) above)

(p) Loans payable to China Construction Investment Trust

On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $45.1 million (RMB 300 million) as working capital loan for the purpose of purchasing of gold solely with a period of 24 months from October 9, 2016 to October 9, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principal amount received need to be paid before December 25, 2016 as loan origination fee; (2) the rest of interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company pledged 1,447 kilograms of Au9999 gold with carrying value of approximately $50.6 million (RMB 336.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity. As of September 30, 2017, the full amount of the loan was received by the Company.

The Company paid approximately $0.5 million (RMB 3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and nine months ended September 30, 2017, approximately $0.04 million (RMB 0.3 million) and $0.2 million (RMB 1.0 million) deferred financing cost was amortized, respectively. For the year ended December 31, 2016, approximately $0.1 million (RMB 0.4 million) deferred financing cost was amortized. As of September 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.2 million (RMB 1.6 million).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(q) Loans payable to Zheshang Jinhui Trust

On November 7, 2016, the Company entered into a trust loan agreement with Zheshang Jinhui Trust to borrow a maximum of approximately $82.6 million (RMB 550 million) for purchasing gold with a period of 24 months from principle receiving date November 15, 2016 to November 15, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.8% based on the principal amount received. The Company pledged 2,708 kilograms of Au9999 gold with carrying value of approximately $94.6 million (RMB 629.6 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.8 million (RMB 5.5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(r) Loans payable to Hubei Assets Management

On September 30, 2016, the Company entered into an Entrust Loan Agreement with the Hubei Asset Management Co., Ltd. to borrow from Industrial and Commercial Bank of China Wuhan Jiang'an Branch of a maximum of approximately $45.1 million (RMB 300 million) as a working capital loan in the later period. During the nine months ended September 30, 2017, the Company fully repaid the loan. The pledged gold was released to the Company upon the repayment.

(s) Loans payable to Zhongjiang International Trust

On December 23, 2016, the Company entered into a trust loan agreement with Zhongjiang International Trust to borrow a maximum of approximately $60.1 million (RMB 400 million) for purchasing gold with a period of 24 months from December 23, 2016 to December 22, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 8.75% on the principal amount received. The Company pledged 2,104 kilograms of Au9999 gold with carrying value of approximately $73.5 million (RMB 489.2 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.28 million (RMB 1.9 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and nine months ended September 30, 2017, approximately $0.04 million (RMB 0.2 million) and $0.1 million (RMB 0.7 million) deferred financing cost was amortized, respectively. As of September 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.17 million (RMB 1.2 million).

(t) Loans payable to China Aviation Trust

On January 25, 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $46.6 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8% based on the principal amount received. The Company pledged 1,647 kilograms of Au9999 gold with carrying value of approximately $56.9 million (RMB 378.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $1.4 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For three months and nine months ended September 30, 2017, approximately $0.2 million (RMB 1.2 million) and $0.5 million (RMB 3.2 million) deferred financing cost was amortized, respectively. As of September 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.9 million (RMB 6.1 million).

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(u) Loans payable to National Trust

On February 28, 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $52.6 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617% based on the principal amount received. The Company pledged 1,745 kilograms of Au9999 gold with carrying value of approximately $61.3 million (RMB 408 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.38 million (RMB 2.6 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months and nine months ended September 30, 2017, approximately $0.05 million (RMB 0.3 million) and $0.1 million (RMB 0.7 million) deferred financing cost was amortized, respectively. As of September 30, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.27 million (RMB 1.8 million).

Total interest expense for the above long-term loans was approximately $17.4 million and $66.2 million for the three and nine months ended September 30, 2017, respectively. Interest expense for the long-term loans amounted to $21.5 million and $33.5 million for the three and nine months ended September 30, 2016, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INVESTMENTS IN GOLD

As of September 30, 2017, the Company allocated a total of 54,076,490 grams of Au9999 gold in its inventories with carrying value of approximately $1,892 million (RMB 12,591 million) as investments in gold for obtaining various loans from banks and financial institutions. (See Note 5)

During the nine months ended September 30, 2017, the Company leased a total of 10,225,000 grams of gold and pledged as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of RMB 2 billion loan from Evergrowing Bank Huanshan Road Branch. (See Note 10)

During the nine months ended September 30, 2017, the Company leased a total of 523,000 grams of gold and pledged as collateral for obtaining total amount of RMB 100 million loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 10)

During the three months ended March 31, 2017, the Company also leased a total of 4,000,000 grams of Au9999 gold in aggregate with carrying value of approximately $131.1 million (RMB 903.6 million) from Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party (See Note 7). The leased gold was fully returned by the Company to Shuntianyi as of March 31, 2017.

As of September 30, 2017, total investments in gold pledged had a fair market value of $2,295.6 million, which resulted in unrealized gain of $27.1 million for three months ended September 30, 2017, and unrealized gain of $75.9 million for nine months ended September 30, 2017. The Company recorded this unrealized gain (loss) as other comprehensive income, net of tax.

As of September 30, 2017, a total of 30,537,000 grams of Au9999 gold with fair market value of approximately $1,081.4 million was pledged for long-term bank loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 34,287,490 grams of Au9999 gold with fair market value of approximately $1,214.2 million was classified as current assets as of September 30, 2017.

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

NOTE 9 – THIRD PARTIES LOAN

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – RELATED PARTIES LOANS

(a)   Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $150.3 million (RMB 1,000 million). The loan has one-year term from January 12, 2017 to January 10, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $188.8 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $150.3 million (RMB 1,000 million). The loan has one-year term from February 20, 2017 to February 20, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $169.1 million (RMB 1.1 billion) as collateral.

As of September 30, 2017, the aggregated borrowing amount from Kangbo was $300.5 million (RMB 2,000 million). The Company classified these loans as current liabilities.

Total interest expense for above related party loans was approximately $3.6 million and $9.2 million for the three and nine months ended September 30, 2017, respectively.

(b)   Loans payable to Wuhan Kingold Industrial Group

Between November 23, 2016 and November 29, 2016, the Company entered into multiple loan agreements with Wuhan Kingold Industrial Group, a related party that is controlled by the CEO and Chairman of the Company, as working capital loans in order to subsequently purchase raw material of gold. The aggregate borrowing amount as of December 31, 2016 was approximately $460.8 million (RMB 3,200 million) with a term of 5 years and free of interest.

On February 22, 2017, the Company signed a non-interest bearing credit line agreement with Wuhan Kingold Industrial Group for additional loan of $120.2 million (RMB 800 million) with a 5 year maturity from February 22, 2017 to February 21, 2022.

In April 2017, the Company signed three additional non-interest bearing credit line agreements with Wuhan Kingold Industrial Group for additional loans totaling $202.9 million (RMB 1.35 billion) with 5 year maturity from April 2017 to April 2022.

During the three months ended March 31, 2017, the Company repaid loans totaling $387.7 million (RMB 2,580 million) and obtained loans totaling $495.9 million (RMB 3,300 million). During the three months ended June 30, 2017, the Company repaid loans totaling $42.1 million (RMB 280 million) and obtained loans totaling $202.9 million (RMB 1,350 million). During the three months ended September 30, 2017, the Company repaid loans totaling $193.8 million (RMB 1,290 million) and obtained loans totaling $75.1 million (RMB 500 million).

As of September 30, 2017, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $631.1 million (RMB 4,200 million). The Company classified these loans as long term liabilities.

(c)   Loans payable to Wuhan Huayuan Technology Development Limited

On June 8, 2017, Wuhan Kingold signed a loan agreement with Wuhan Huayuan Technology Development Limited (“Wuhan Huayuan”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of $15 million (RMB 100 million). The purpose for the loans is for working capital and purchasing gold. The loan has four years term from June 8, 2017 to June 8, 2021, and bears fixed interest of 7%. The Company also pledged 523 kilograms of Au9999 gold with carrying value of approximately $18.7 million (RMB 124.4 million) as collateral to secure this loan. Interest expense of $263,306 and $311,385 were recorded for this loan for the three and nine months ended September 30, 2017, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2017 and for the year ended December 31, 2016, the Company received working capital from the CEO and Chairman of the Company, to pay certain expenses to various service providers on behalf of the Company. Such proceeds are unsecured and payable on demand with no interest. As of September 30, 2017 and December 31, 2016, the amount due to this related party was $2,114,933 and $7,223,321, respectively.

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $84,625 (RMB 576,000). For the three and nine months ended September 30, 2017, the Company recorded $108,567 and $278,251 rent expense, respectively.

NOTE 12 – INCOME TAXES

The Company is subject to income taxes on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through September 30, 2017 resulting in loss carry forwards of approximately $17,715,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2036. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2017 and December 31, 2016 was approximately $6,023,000 and $5,699,000, respectively.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the periods ended September 30, 2017 and 2016. The Company recorded $6,305,739 deferred income tax assets and $1,249,622 deferred income tax liability as of September 30, 2017 and December 31, 2016, respectively.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States. Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
United States	$(236,952)	$(170,311)	$(953,598)	$(700,575)
Foreign	38,965,061	21,353,228	22,224,744	68,890,903
	$38,728,109	$21,182,917	$21,271,146	$68,190,328

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – INCOME TAXES (Continued)

Significant components of the income tax provision (benefit) were as follows for the nine and three months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	7,778,520	25,230,923	12,996,602	36,891,707
	$7,778,520	$25,230,923	$12,996,602	$36,891,707
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	1,962,539	(19,909,244)	(7,440,305)	(19,653,506)
	1,962,539	(19,909,244)	(7,440,305)	(19,653,506)
Income tax provision	$9,741,059	$5,321,679	$5,556,297	$17,238,201

The components of deferred tax assets and deferred tax liabilities as of September 30, 2017 and December 31, 2016 consist of the following:

	As of September 30, 2017	As of December 31, 2016
Deferred tax assets:
Accrued interest	$3,098,593	$-
Inventory valuation	2,715,104	-
Accrued expense	465,982	-
Other temporary differences	101,019	721,570
Net operating losses from parent company	6,023,092	5,698,869
Valuation allowance	(6,023,092)	(5,698,869)
	6,380,698	721,570

Deferred financing costs on the loans	(74,959)	(1,971,192)
Deferred tax assets (liability) - Net	$6,305,739	$(1,249,622)

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – EARNINGS PER SHARE

For the three and nine months ended September 30, 2017, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the three months ended September 30, 2017. As a result, for the three and nine months ended September 30, 2017, total of 434,991 and 307,803 unexercised options are dilutive, respectively, and were included in the computation of diluted EPS.

For three and nine months ended September 30, 2016, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the three and nine months ended September 30, 2016. As a result, for the three and nine months ended September 30, 2016, total of 721,218 and 308,942 unexercised warrants and options are dilutive, respectively, and were included in the computation of diluted EPS.

NOTE 14 – OPTIONS

On July 16, 2013, the Company granted 90,000 options with an exercise price of $1.18 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date (the “Initial Vesting Date”), and (b) 6.25% of the options became exercisable on the date three months after the Initial Vesting Date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: volatility of 118.01%, risk free interest rate of 2.55%, and expected term of 6.25 years. The fair value of the options was $92,458. In accordance with the vesting periods, $Nil and $11,558 were recorded as part of operating expense-stock compensation for the three and nine months ended September 30, 2017, respectively. The Company recorded $5,779 and $17,337 as part of operating expense-stock compensation for the three and nine months ended September 30, 2016, respectively.

On February 25, 2015, the Company granted 90,000 options with an exercise price of $1.11 to its non-employee directors, which options expire ten years from the grant date under the Plan. These options became exercisable in accordance with the following schedule: (a) 25% of the options became exercisable on the first anniversary of the grant date, and (b) 6.25% of the options became exercisable on the date three and six months after the initial vesting date and on such date every third month thereafter, through the fourth anniversary of the grant date. The fair value of the options was calculated using the Black-Scholes options pricing model under the following assumptions: volatility of 115.20%, risk free interest rate of 1.96%, and expected term of 6.25 years. The aggregate fair value of the options was $85,822. In accordance with the vesting periods, $5,364 and $16,092 were recorded as part of operating expense-stock compensation for the three and nine months ended September 30, 2017, respectively. The Company recorded $5,364 and $16,091 as part of operating expense-stock compensation for the three and nine months ended September 30, 2016, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – OPTIONS (Continued)

The Company recorded $5,364 and $27,650 stock-based compensation expense for the three and nine months ended September 30, 2017, respectively. The Company recorded $11,143 and $33,428 stock-based compensation expense for the three and nine months ended September 30, 2016, respectively.

The following table summarized the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding, December 31, 2016	3,220,000	$1.90	4.76
Exercisable, December 31, 2016	3,152,500	$1.92	4.70

Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2017	3,220,000	$1.90	4.01

Exercisable, September 30, 2017	3,186,250	$1.91	3.97

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – WARRANTS

Following is a summary of the status of warrant activities as of September 30, 2017 and December 31, 2016

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding, December 31, 2016	244,635	$1.38	0.52
Granted	-	-	-
Forfeited	(150,000)	1.35	-
Exercised	(94,635)	1.20	-
Outstanding, September 30, 2017	-	$-	-

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a wholly owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold in matters relating to investor relations, capital markets and shareholder value creation strategy. As the part of the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. As of September 30, 2017, no warrants were issued to BIP because the performance target has not been met.

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

On May 10, 2016, the Company terminated the consulting agreement. On June 27, 2016, the Company and BIP signed a settlement agreement (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company and BIP agreed that (1) the First Tranche Warrants and the Second Tranche Warrants would remain vested and outstanding, (2) the third, fourth and fifth tranches of success fee warrants would be cancelled; and (3) crediting of $66,439 in outstanding but unpaid fees against the exercise price of the First Tranche Warrants would be the only payment made or required under the Service Agreement. As a result, BIP will receive (a) 55,365 shares, (b) warrants to purchase 94,635 shares for $1.2 per share, expiring June 28, 2017, and (c) warrants to purchase 150,000 shares for $1.50 per share, which may be exercised from July 18, 2016 until July 17, 2017. As a result of the Settlement Agreement, the Company does not have any liability for future warrants issuance to BIP. During the six months ended June 30, 2017, 94,635 warrants were exercised   and these shares were issued in August 2017. On July 17, 2017, the Company received notice from BIP not to exercise the remaining 150,000 warrants. As of September 30, 2017, there were no warrants outstanding.

For the three months ended September 30, 2017 and 2016, the Company included $Nil and $65,091 warrants cost in the general administrative expenses, respectively. For the nine months ended September 30, 2017 and 2016, the Company included $Nil and $129,295 warrants cost in the general administrative expenses, respectively.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – NON-CONTROLLING INTEREST

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold. There was no non-controlling interest as of September 30, 2017.

A reconciliation of non-controlling interest as of December 31, 2016 is as follows:

As of December 31, 2016
Beginning Balance	$73,274
Capital Contribution	-
Proportionate shares of net loss	(6,214)
Foreign currency translation gain (loss)	(4,222)
Deconsolidation of subsidiaries	(62,557)
Ending Balance	$-

NOTE 17 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $11,635,252 and $81,354,642 as of September 30, 2017 and December 31, 2016, respectively. The cash balance held in the BVI bank accounts was $Nil and $7,083 as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the Company held $195,637 of cash balances within the United States. As of December 31, 2016, the Company held $281,018 of cash balances within the United States, which was $31,018 in excess of FDIC insurance limits of $250,000.

For the periods ended September 30, 2017 and 2016, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the three and nine months ended September 30, 2017 and 2016 was gold, which accounted for almost 100% of its total purchases for the three and nine months ended September 30, 2017 and 2016. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three and nine months ended September 30, 2017 or 2016.

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

As of September 30, 2017, the Company recorded $Nil as restricted cash deposit in CCB for the purpose of gold lease in future period. During the nine months ended September 30, 2017, no gold lease transactions were made and no leased gold was outstanding from CCB as of September 30, 2017.

b)	Gold lease transactions with SPD Bank

During the year ended December 31, 2016, the Company entered into gold lease agreements with Shanghai Pudong Development Bank and leased an aggregate of 345 kilograms of gold, which amounted to approximately $13.4 million (RMB 93.3 million). The leases have initial terms of six months to one year and provide an interest rate from 3.0% to 3.3% per annum. During the year ended December 31, 2016, the Company returned 1,077 kilograms of gold, which amounted to approximately $37.2 million (RMB 258.6 million) back to SPD Bank upon lease maturity. The remaining leased gold of 185 kilograms of leased gold which amounted to approximately $7.2 million (RMB 49.8 million) was returned to the SPD Bank upon lease maturity in September 2017.

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

As of September 30, 2017 and December 31, 2016, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard the gold lease from CITIC.

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

As of September 30, 2017 and December 31, 2016, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard the gold lease from ICBC.

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

As of September 30, 2017, the Company had no leased gold outstanding. As of December 31, 2016, 185 kilograms of leased gold was outstanding, at the approximated amounts of $7.2 million.

Interest expense for all gold lease arrangements for the three months ended September 30, 2017 and 2016 was approximately $1,159 and $0.9 million, respectively, which was included in the cost of sales. Interest expense for all gold lease arrangements for the nine months ended September 30, 2017 and 2016 was approximately $115,972 and $3.3 million, respectively, which was included in the cost of sales.

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Commitments

Guarantee for Third Party

On April 12, 2016, Wuhan Kingold signed the collateral agreements with Evergrowing Bank - Yantai Huangshan Road Branch to pledge restricted deposits of totaling $30.1 million (RMB 200 million). The pledged deposits is to guarantee a bank acceptance note agreement signed between Yantai Runtie Trade Ltd. and Evergrowing Bank - Yantai Huangshan Road Branch, which allows Yantai Runtie Trade Ltd. to access a loan of approximately $30.1 million (RMB 200 million) with a term of one year from April 12, 2016 to April 12, 2017, and bearing a fixed annual interest rate of 2.01%.

On April 12, 2017, Wuhan Kingold repaid the loan of approximately $30.1 million (RMB 200 million) to Yantai Runtie Trade Ltd. upon maturity. The restricted deposit of totaling $30.1 million (RMB 200 million) in connection with this loan was also released to the Company upon the repayment.

Guarantee for Related Party

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $150.3 million (RMB 1,000 million). The loan has a one-year term from January 12, 2017 to January 10, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank- Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $188.8 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $150.3 million (RMB 1,000 million). The loan has one-year term from February 20, 2017 to February 20, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $169 million (RMB 1.1 billion) as collateral.

Operating Lease

On June 27, 2016, Wuhan Kingold signed several 5 year lease agreements with Wuhan Huayuan, a related party that is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 year lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $84,625 (RMB 576,000). For the three and nine months ended September 30, 2017, the Company recorded $108,567 and $278,251 rent expense, respectively. For the three and nine months ended September 30, 2016, the Company did not incur rent expenses. As of September 30, 2017, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending September 30,
2018	$427,418
2019	427,418
2020	427,418
2021	383,680
2022 and thereafter	84,625
$1,750,559

KINGOLD JEWELRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 20 – COMPARATIVE INFORMATION

The financial statements and notes for the period ended September 30, 2016 were restated, and the Quarterly Report on Form 10-Q was amended and filed with the SEC on April 10, 2017. In addition, certain amounts on the unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statement of cash flows for the period ended September 30, 2016 were reclassified for consistency with the current period presentation.

NOTE 21 – SUBSEQUENT EVENTS

In September 2017, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $150.3 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 10% with a term of 24 months and is secured by 4,784,000 grams of Au9999 gold in aggregate with carrying value of approximately $200.4 million (RMB 1.3 billion). The loan is also guaranteed by the CEO and Chairman of the Company. On October 18, 2017, the Company received approximately $73.5 million (RMB 488.9 million) from Chang’An Trust. On November 8, 2017, the Company received additional approximately $39.6 million (RMB 263.45 million) from Chang’An Trust.

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

Results of Operations

The following table sets forth our statements of operations (unaudited) for the three and nine months ended September 30, 2017 and 2016 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
NET SALES	$584,511,639	$390,547,042	$1,352,666,916	$1,062,995,744

COST OF SALES
Cost of sales	(505,608,405)	(339,845,689)	(1,208,376,017)	(937,138,523
Depreciation	(300,716)	(286,710)	(806,047)	(869,075
Total cost of sales	(505,909,121)	(340,132,399)	(1,209,182,064)	(938,007,598

GROSS PROFIT	78,602,518	50,414,643	143,484,852	124,988,146

OPERATING EXPENSES
Selling, general and administrative expenses	3,779,728	2,037,688	10,546,253	8,057,849
Stock compensation expenses	5,364	11,143	27,650	33,428
Depreciation	135,442	25,102	367,112	72,089
Amortization	2,832	2,836	8,330	8,617
Total operating expenses	3,923,366	2,076,769	10,949,345	8,171,983

INCOME FROM OPERATIONS	74,679,152	48,337,874	132,535,507	116,816,163

OTHER INCOME (EXPENSES)
Other Income	661	(75,748)	66,158	(75,618)
Interest Income	633,617	1,365,984	1,824,924	2,182,472
Interest expense, including $7,751,818 and $5,585,856 of amortization of financing costs for nine months ended September 30, 2017 and 2016	(36,585,321)	(28,445,193)	(113,155,443)	(50,732,689
Total other expenses, net	(35,951,043)	(27,154,957)	(111,264,361)	(48,625,835

INCOME FROM OPERATIONS BEFORE TAXES	38,728,109	21,182,917	21,271,146	68,190,328

INCOME TAX PROVISION (BENEFIT)
Current	7,778,520	25,230,923	12,996,602	36,891,707
Deferred	1,962,539	(19,909,244)	(7,440,305)	(19,653,506)
Total income tax provision	9,741,059	5,321,679	5,556,297	17,238,201

NET INCOME	28,987,050	15,861,238	15,714,849	50,952,127
Add: net loss attributable to non-controlling interest	-	445	-	1,910

NET INCOME ATTRIBUTABLE TO KINGOLD JEWELRY, INC.	$28,987,050	$15,861,683	$15,714,849	$50,954,037

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) related to investments in gold	$27,074,547	$(9,822,756)	$75,935,884	$58,520,282
Total foreign currency translation gains (loss)	4,455,163	(1,332,179)	12,817,501	(7,993,962)
Less: foreign currency translation gain attributable to non-controlling interest	-	271	-	1,847
Total Other comprehensive income (loss) attributable to KINGOLD JEWELRY, INC.	$31,529,710	$(11,155,206)	$88,753,385	$50,524,473

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
KINGOLD JEWELRY, INC.	$60,516,760	$4,706,477	$104,468,234	$101,478,510
Non-controlling interest	-	(174)	-	(63)
	$60,516,760	$4,706,303	$104,468,234	$101,478,447

Earnings per share
Basic and diluted	$0.44	$0.24	$0.24	$0.77
Weighted average number of shares
Basic	66,049,726	66,018,867	66,029,266	65,982,294
Diluted	66,484,717	66,740,085	66,337,069	66,291,236

Three Month Period Ended September 30, 2017 compared to the Three Month Period Ended September 30, 2016

Net Sales

Net sales for the three months ended September 30, 2017 amounted to $584.5 million, an increase of $194 million, or 50%, from net sales of $390.5 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, our branded production sales accounted for 97.3% of the total sales and customized production sales accounted for 2.7% of the total sales. When comparing with the three months ended September 30, 2016, our branded production sales increased by $185 million or 48%, and our customized production sales increased by $9 million or 132%.

The overall increase in our revenue in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was mainly due to the higher sales volume for our branded production sales and our customized production sales. In addition, the average selling price for our branded production increased from RMB 257.06 per gram in the three months ended September 30, 2016 to RMB 260.91 per gram in three months ended September 30, 2017.

In the third quarter of 2017, we processed a total of 30.1 metric tons of gold, of which branded production accounted for 14.6 metric tons (48.6%) and customized production accounted for 15.5 metric tons (51.4%). In the third quarter of 2016, we processed a total of 20.6 metric tons of gold, of which branded production accounted for 10 metric tons (48.3%) and customized production accounted for 10.6 metric tons (51.7%).

Cost of Sales

Cost of sales for the three months ended September 30, 2017 amounted to approximately $505.9 million, an increase of $165.8 million, or 48.7%, from $340.1 million for the same period in 2016. The increase was primarily due to the higher volume of sales and higher price of the gold as a raw material. The unit cost of branded production sales was RMB 247.81 per gram for the three months ended September 30, 2017, increased by RMB 20.21 or 8.9% from RMB 227.6 per gram for the same period in 2016.

Gross Profit

Gross profit for the three months ended September 30, 2017 was $78.6 million, an increase of $28.2 million, or 55.9%, from $50.4 million for the same period in 2016. Accordingly, gross margin for the three months ended September 30, 2017 was 13.4%, compared to 12.9% for the same period in 2016. The primary reason for the increase in gross margin was due to the much higher sales volumes for our branded production sales and our customized production sales with a higher average selling price.

Expenses

Total operating expenses for the three months ended September 30, 2017 were $3.9 million compared with $2.1 million for the same period in 2016. The increase was mainly due to increased Selling, General and Administrative expenses for broader marketing efforts, such as increased employee salary, increased legal, accounting fees, and increased asset insurance expenses as a result of increased gold inventory.

Interest expense including amortization of financing costs for the three months ended September 30, 2017 was $36.6 million compared with $28.4 million for the same period in 2016. The significant increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded, as well as more debt issuance costs were paid for acquiring the loans during the three months ended September 30, 2017.

The income tax expense was approximately $9.7 million for the three months ended September 30, 2017, comparing to income tax expense of approximately $5.3 million for the same period in 2016. The increase was primarily due to the increase in our taxable income, arising from increased sales and higher gross margin.

Net Income Attributable to Kingold Jewelry Inc.

For the foregoing reasons, we had a net profit of $29 million for the three months ended September 30, 2017 compared to a net income of $15.9 million for the same period in 2016, an increase of $13.1 million, or 83%.

Nine Month Period Ended September 30, 2017 compared to the Nine Month Period Ended September 30, 2016

Net Sales

Net sales for the nine months ended September 30, 2017 amounted to $1,352.7 million, an increase of $289.7 million, or 27%, from net sales of $1,063 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our branded production sales accounted for 97.5% of the total sales and customized production sales accounted for 2.5% of the total sales. When comparing with the nine months ended September 30, 2016, our branded production sales increased by $273 million or 26%, and our customized production sales increased by $16.7 million or 95%.

The overall increase in our revenue in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was mainly due to the higher sales volume for our branded production sales and our customized production sales. In addition, the average selling price for our branded production increased from RMB 240.26 per gram in the nine months ended September 30, 2016 to RMB 258.45 per gram in nine months ended September 30, 2017.

In the nine months ended September 30, 2017, we processed a total of 72.2 metric tons of gold, of which branded production accounted for 34.7 metric tons (48.1%) and customized production accounted for 37.5 metric tons (51.9%). In the nine months ended September 30, 2016, we processed a total of 55.7 metric tons of gold, of which branded production accounted for 28.6 metric tons (51.4%) and customized production accounted for 27.1 metric tons (48.6%).

Cost of Sales

Cost of sales for the nine months ended September 30, 2017 amounted to $1,209 million, an increase of $271.2 million, or 28.9%, from $938 million for the same period in 2016. The increase was primarily due to the higher volume of sales and higher price of the gold as a raw material. The unit cost of branded production sales was RMB 236.72 per gram for the nine months ended September 30, 2017, increased by RMB 21.47 or 10% from RMB 215.25 per gram for the same period in 2016.

Gross Profit

Gross profit for the nine months ended September 30, 2017 was $143.5 million, an increase of $18.5 million, or 15%, from $125 million for the same period in 2016. Gross margin for the nine months ended September 30, 2017 was 10.6%, compared to 11.8% for the same period in 2016.

The primary reason for the decrease in gross margin was due to the increase in unit cost of our branded production sales exceeded the increase of average selling price during the nine months ended September 30, 2017. The unit cost of branded production sales was RMB 236.72 per gram for the nine months ended September 30, 2017, increased by RMB 21.47 or 10% from RMB 215.25 per gram for the same period in 2016. However, the average selling price of our branded production was RMB 258.45 per gram for the nine months ended September 30, 2017, increased by RMB 18.19 or 7.6% from RMB 240.26 per gram for the same period in 2016.

Expenses

Total operating expenses for the nine months ended September 30, 2017 were $10.9 million compared with $8.2 million for the same period in 2016. The increase was mainly due to increased Selling, General and Administrative expenses for broader marketing efforts, such as increased employee salary, increased legal, accounting fees, and increased asset insurance expenses as a result of increased gold inventory.

Interest expense including amortization of financing costs for the nine months ended September 30, 2017 was $113.2 million compared with $50.7 million for the same period in 2016. The significant increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded, as well as more debt issuance costs were paid for acquiring the loans during the nine months ended September 30, 2017.

The current provision for income tax expense was approximately $13 million for nine months ended September 30, 2017, a decrease of $23.9 million from $36.9 million for the same period in 2016. The decrease was primarily due to the decrease in our taxable income, arising from increased operating expenses and interest expenses. The deferred income tax benefit was approximately $7.4 million for the nine months ended September 30, 2017. For the same period in 2016, the deferred income tax benefit was $19.7 million, which was mainly due to the temporary differences from the gain on sale of Jewelry Park.

Net Income Attributable to Kingold Jewelry Inc.

For the foregoing reasons, we had net income of $15.8 million for the nine months ended September 30, 2017 compared to net income of $51 million for the same period in 2016, a decrease of $35.2 million, or 69%.

Cash Flows

Operating activities

We used $145.6 million of net cash in operating activities for the nine months ended September 30, 2017, compared with $218.9 million of net cash provided by operating activities for the same period in 2016. The reason of net cash used in operating activities for the nine months ended September 30, 2017 was mainly due to the increased inventory of 119.6 million purchased to prepare for the sales to match customer demand as well as increased value added tax recoverable of 56.5 million, offset by increased income tax payable of 7.7 million. The reason of net cash provided by operating activities for the same period on 2016 was mainly due to decreased inventory level of 127.5 million, collection of deposit from Jewelry Park of $151.4 million, and increased income tax payable of 23.5 million, offset by increased value added tax recoverable of 117.4 million.

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

Investing activities

Net cash used in investing activities was $359.8 million for the nine months ended September 30, 2017, compared with net cash used in investing activities of $966 million for the same period in 2016. The significant decrease in the net cash used in the investing activities was mainly because of fewer purchases in investments of gold related to our significant borrowings during the nine months ended September 30, 2017. In addition, we made cash payment of $20.4 million for the construction of the Jewelry Park during the same period in 2016.

Analysis and Expectations: Since we continue to borrow funds from the banks, we expect that cash used in investing activities may increase significantly as a result of additional investments in gold would be purchased and used as collateral for bank loans.

Financing activities

Net cash provided by financing activities was $483.9 million for the nine months ended September 30, 2017, compared with net cash provided by financing activities of $875.4 million for the same period in 2016.

During the nine months ended September 30, 2017, we borrowed $266.1 million bank loans, $1,065 million related party loans, and received $50.9 million restricted cash deposits refund due to maturity or prepayments of various bank loans as well as return of leased gold. We also repaid $249.9 million bank loans, $609.7 million related party loans, and $29.4 million third party loans during the nine months ended September 30, 2017. During the same period in 2016, we borrowed additional $1,076.9 million bank loans, $150.8 million from a related party and $37.5 million from two third parties, and repaid $54.8 million bank loans, $60.8 million debts payable upon maturity, and deposited additional $274.1 million cash as collateral for various loans and gold lease.

Analysis and Expectations:  We expect that cash generated from financing activities may increase significantly as a result of additional financing being obtained to meet the needs of expected expanded production.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, we guaranteed payments for a non-related party of approximately $30.1 million (RMB 200 million) in bank loans. On April 12, 2017, the bank loans were repaid upon maturity.

During the nine months ended September 30, 2017, we also guaranteed payment for a related party of approximately $300.5 million (RMB 2,000 million) for two bank loans.

As of September 30, 2017, we had no leased gold outstanding. Interest expense for all gold lease arrangements for the three and nine months ended September 30, 2017 was approximately $1,159 and $115,972, respectively, which was included in the cost of sales. The Company may sign new gold lease agreements with the banks when necessary.

Obligations and Commitments

The following table sets forth our contractual obligations as of September 30, 2017:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank loans (1)	$888,067,439	$99,175,044	$788,892,395	$-	$-
Short-term bank loans (2)	660,716,164	660,716,164	-	-	-
Related party loans (3)	946,670,874	300,530,436	-	646,140,438	-
Operating leases (4)	1,750,559	427,418	854,836	468,305	-
Total	$2,497,205,036	$1,060,849,062	$789,747,231	$646,608,743	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)	On June 27, 2016, Wuhan Kingold signed several 5 year lease agreements with Wuhan Huayuan, a related party that is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 year lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $84,625 (RMB 576,000). For the three and nine months ended September 30, 2017, the Company recorded $108,567 and $278,251 rent expense, respectively. For the three and nine months ended September 30, 2016, the Company did not incur rent expenses.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $1.0 million in cash and cash equivalents. Historically, we have financed our operations with cash flow generated from operations and through bank borrowings as well as through private and public borrowings and offerings in the U.S. and Chinese capital markets.

As of September 30, 2017, we had total outstanding loans of $2,490 million (including $658 million short-term loans, $885 million long-term loans, $301 million related party short-term loans, and $646 million related party long-term loans). For additional information regarding our loans, see Notes 5, 9 and 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We also maintain a large balance of investments in gold which the gold is pledged for obtaining various loans. The liquidity of the Company will be significantly affected if the gold appreciates or depreciates when the pledged gold is available for sale or for production upon the repayment of the loans

As of September 30, 2017, the Company had working capital of $815 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, while our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of the RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past eleven years, RMB has appreciated 7% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.6549 on September 30, 2017). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our borrowings from banks and other financial institutions as of September 30, 2017, were approximately $1,543 million, and interest expense paid for these loans was $84.8 million for the nine months ended September 30, 2017.

At the end of September 30, 2017, our weighted average interest rate was 8.5%. We do not expect the interest expense will be changed dramatically as we have secured the gold lease for a period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

In connection with the preparation of this report, management determined that, as of September 30, 2017, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our three months ended September 30, 2017. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions.

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

Item 1A.  Risk Factors

We are not aware of any changes to the Risk Factors disclosed in our Quarterly Report for the period ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Gold Lease Agreement (English translation), dated January 11, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.2	Gold Lease Agreement (English translation), dated January 19, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.3	Loan Agreement of Circulating Fund (English translation), dated January 20, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.4	Gold Lease Agreement (English translation), dated January 25, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Bank (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.5	Loan Agreement of Circulating Fund (English translation), dated January 28, 2016, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on February 4, 2016).
10.6	Collective Trust Loan Contract (English translation), dated January 29, 2016, between Wuhan Kingold Jewelry Company Limited and Anxin Trust Co., Ltd. (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.7	Loan Agreement of Circulating Fund (English translation), dated February 23, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.8	Loan Agreement of Circulating Fund (English translation), dated February 23, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.9	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.10	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.11	Loan Agreement of Circulating Fund (English translation), dated March 2, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.11 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.12	Gold Lease Agreement (English translation), dated March 3, 2016, between Wuhan Kingold Jewelry Company Limited and Industrial and Commerce Bank of China (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.13	Loan Agreement of Circulating Fund (English translation), dated March 8, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.13 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.14	Loan Agreement of Circulating Fund (English translation), dated March 8, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.15	Trust Loan Contract (English translation), dated March 9, 2016, between Wuhan Kingold Jewelry Company Limited and Chang’An International Trust Co., Ltd (incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.16	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.17	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.18	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed on May 16, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated November 9, 2017, titled “Kingold Jewelry Reports 2017 Third Quarter Financial Results and Nine Months Ended September 30, 2017”*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

