Form 10-K
period 2017-12-31
KINGOLD JEWELRY, INC.
filed 2018-03-15
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth” company in Rule 12b-2 of the Act:

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $80,862,124.2 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 12, 2018 was 66,113,502.

2017 ANNUAL REPORT ON FORM 10-K

[This page intentionally left blank.]

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

Beginning in 2016, we started investing in gold, in addition to purchasing gold for inventory. We borrowed money to finance the purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required us to lease gold from a related party to satisfy the loan conditions and conduct the operations. In 2017, we continued to expand our investment in gold, which also resulted in growing loan amount to fuel the expansion. We are expected to adjust our gold investment according to the gold market changes.

Industry and Market Overview

The Global Market

Global consumer demand for gold in 2017 reached 4,071.7 tons, a slight decrease of 7% comparing to 4,308.7 tons in 2016, however, Gold demand rallied in the closing months of 2017, gaining 6% year-on-year to 1,095.8 tons in Q4, according to the World Gold Council’s Gold Demand Trends Full Year 2017. In terms of tonnage, jewelry accounted for 52.4% of total demand in 2017, while investments (mainly bars and coins) accounted for 25.3%.

According to the World Gold Council, China and India continue to consume the most jewelry of any market in the world, and in 2017 together generated 57% of total annual jewelry demand globally. China consumed a total of 646.9 tons of jewelry in 2017, while India consumed 562.7 tons.

The PRC Market

China’s market for jewelry and other luxury goods is expanding rapidly over the decade, in large part due to China’s rapid economic growth. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by approximately 6.9% and 6.7% in 2017 and 2016, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit, private consumption has grown at a 9.0% compound annual growth rate over the last decade.

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

In volume terms, Chinese consumer demand for gold investment increased in 2017. Chinese total consumer demand for gold investment (mainly bars and coins) reached 306.4 tons in 2017. China was the world’s largest bar and coin market in 2017, recording its second highest year of bar and coin demand on record. Annual demand in 2017 was 8% higher compared to 2016 and comfortably above its five-year average of 284.8 tons.

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

We have expanded our capacity significantly in recent years. In 2015, we processed 24-karat gold jewelry and Chinese ornaments with a total weight of approximately 56.5 tons, which was slightly decreased as compared to prior year production of approximately 60.1 tons in 2014. In fiscal 2016, our actual production was 75.3 tons, which was substantially increased as compared to the production in 2015. In fiscal 2017, our actual production was 103.4 tons, which indicated a continuing strong increase as compared to the production in 2016 and 2015. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately just one gram per kilogram of gold.

We have been awarded 26 patents granted by the State Intellectual Property Office of the PRC, of which 2 expired in 2017, 21 will expire in 2019, and the remaining will expire in 2029. We also owned 17 trademarks at the end of 2017, of which, 1 will expire by 2019, 6 will expire by 2020, 4 will expire by 2021, 1 will expire by 2023 and 3 will expire by 2027, and 2 were registered in Hong Kong. We have made significant investments in training and retaining our own in-house design and manufacturing team. We have an exclusive agreement with the China University of Geosciences School of Jewelry in Wuhan, or the School of Jewelry in Wuhan, which provides us with new, unique and innovative designs through students majoring in jewelry design and jewelry processing technology. These designs are proprietary to us, so our competitors do not have access to these designs. We also provide internships to talented students at the School of Jewelry, which provides us with access to the designs that we believe are best suited for strong consumer sales.

We are a member of the Shanghai Gold Exchange, which has very limited membership and which affords the right to purchase gold directly from the Shanghai Gold Exchange.

We have been a member of the Shanghai Gold Exchange, or the Exchange, since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Exchange is limited. The Exchange possesses a membership system and only members can buy gold through its trading system. As of December 31, 2017, there were approximately 253 members of the Exchange throughout China. Non-members who want to purchase gold must deal with members of the Exchange at a higher purchase price compared to the price afforded to members of the Exchange.

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

Design and Manufacturing

We have adopted a systematic approach to product design and manufacturing that we believe is rigorous. We employ a senior design team with members educated by top art schools or colleges in China, including an exclusive agreement with the School of Jewelry in Wuhan, who have an average of three to five years of experience. Our design team develops and generates new ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We generally test the market potential and customer appeal of our new products and services through a wide outreach program in specific regions prior to a full commercial launch. We have a large-scale production base that includes a 74,933 square foot factory, a dedicated design, sales and marketing team, and 626 company-trained employees. Our production lines include automated jewelry processing equipment and procedures that we can rapidly modify to accommodate new designs and styles.

Supply of Raw Materials

We purchase gold, our major raw material, directly from the Shanghai Gold Exchange. Our membership grants us the right to purchase gold from the Exchange, a right that is not available to non-members. We also lease gold from certain leading Chinese commercial banks to provide an additional supply of raw materials under certain gold lease arrangements, which we renewed in 2015, 2016 and 2017.

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

Sales and Marketing

Currently we have approximately 490 customers covering 25 provinces in China. We have very stable relationships with our major customers who have generally increased order volume year by year. In 2013, we renovated our showroom and we add an additional showroom at Kingold Industrial Park in 2017. .

Major Customers

During the year ended December 31, 2015, approximately 18.8% of our net sales were generated from our five largest customers. Shenzhen Yuehao Jewelry Co., Ltd was our largest customer in 2015 (4.3% of our total net sales in 2015).

During the year ended December 31, 2016, approximately 21.5% of our net sales were generated from our five largest customers. Haerbin Hengyuan Jewelry Co., Ltd was our largest customer in 2016 (4.5% of our total net sales in 2016).

During the year ended December 31, 2017, approximately 23.3% of our net sales were generated from our five largest customers. Wuhan Kingold Industrial Group Co. Ltd., a related party, was our largest customer in 2017 (6.3% of our total net sales in 2017). No customer accounted for more than 10% of annual sales for the years ended December 31, 2017, 2016 and 2015.

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

We currently have 26 patents granted by the State Intellectual Property Office of the PRC, of which, 2 expired in 2017, 21will expire in 2019 and the remaining will expire in 2029.

We currently have 15 registered trademarks in China, of which, 1 will expire in 2019, 1 will expire in 2019, 6 will expire in 2020, 4 will expire in 2021, 1 will expire in 2013, and the remaining 3 will expire in 2027. In particular, “Kingold” has been named as a “Famous Brand in Hubei Province,” “Famous Brand in China,” and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings for the tax year beginning before January 1, 2018. The Company has determined that the Company’s VIE in PRC does not qualify as a reportable controlled foreign corporation (“CFC”) or specified foreign corporation within the meaning of the Act (collectively, a “SFC”) in accordance with its understanding of the Act and guidance available as of the date of this filing and, as a result, the Company assessed there was no significant income tax impact during the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the Company’s VIE in PRC does not qualify as a reportable SFC, therefore it is not necessary to record any income tax provision in connection with the transition tax on the mandatory deemed repatriation of foreign earnings for 2017. Additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2018 when the analysis is complete.

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

As of December 31, 2017, we had approximately 626 full-time employees, all of whom were located in PRC except for our Chief Financial Officer. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. Our full-time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

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

The Vogue-Show/Wuhan Kingold VIE Relationship

On June 30, 2009, Vogue-Show entered into a series of agreements with Wuhan Kingold and shareholders holding 95.83% of the outstanding equity of Wuhan Kingold under which Wuhan Kingold agreed to pay 95.83% of its after-tax profits to Vogue-Show and shareholders owning 95.83% of Wuhan Kingold’s shares have pledged their and delegated their voting power in Wuhan Kingold to Vogue-Show. Such share pledge is registered with the PRC Administration for Industry and Commerce. These agreements were subsequently amended on October 20, 2011; when the minority stockholder holding 4.17% of the equity of Wuhan Kingold became a party to the applicable VIE agreements. Following execution of the amendments, shareholders holding 100% of the outstanding equity of Wuhan Kingold were parties to the agreements such that Wuhan Kingold has agreed to pay 100% of its after-tax profits to Vogue-Show and shareholders owning 100% of Wuhan Kingold’s shares have pledged and delegated their voting power in Wuhan Kingold to Vogue- Show.

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

In April 2015, Wuhan Kingold Jewelry Co., Inc. (“Wuhan Kingold”) established a new subsidiary Wuhan Kingold Internet Co., Ltd. (“Kingold Internet”). Total registered capital of Kingold Internet is RMB 1 million (approximately $0.15 million), of which Wuhan Kingold held a 55% ownership interest and a third-party minority shareholder, Mr. Xiaofeng Lv, held the remaining 45% ownership interest. Kingold Internet engages in promoting the online sales of jewelry products through cooperation with Tmall.com, a large business-to-consumer online retail platform owned by Alibaba Group. On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold.

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

ITEM 1A. RISK FACTORS

Investment in our securities involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision. The risks and uncertainties described below represent our known material risks to our business. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, you may lose all or part of your investment. You should not invest in this offering unless you can afford to lose your entire investment.

Risks Related to our Business

Significant decreases in the price and availability of gold and other precious metal commodities could adversely impact our earnings, cash flows and results of operation.

The jewelry industry generally is affected by fluctuations in the price and supply of diamonds, gold, and, to a lesser extent, other precious and semi-precious metals and stones. In the past, we have not hedged our needs for gold or other raw materials through commodity purchasing or other common methods such as the use of options or forward contracts. Prior to 2016, we purchased gold in order to produce jewelry and gold products. While jewelry and gold product manufacturing is still our core business, starting in 2016, we began to purchase gold for the purposes of investment and hedging against the risks in gold and other commodity price fluctuations.

Our investment objective is to purchase gold in response to the rising price trend of gold for the recent years. By doing so, we have been able to use bank loans or other third party borrowings to finance our gold investment and repay the debts with the gold purchased upon due. The upward increases in the gold price in the last few years have enabled us to use a lesser amount of gold than originally purchased to repay the same debts. However, gold investment has exposed us to a greater degree of risks associated with any future decreases in the price of gold. When gold price decreases, we would have to use or sell a larger amount of gold to repay the outstanding borrowings when they become due. The more investment we make in gold and more loans we borrow to finance such purchases, the greater the risks we would be subject to in any future decreases in the price of gold. Any significant decreases in the price and availability of gold could weaken our cash flow position and adversely affect our costs for conducting our business and results of operation.

On the other hand, a sudden significant increase in the price of gold could increase our immediate costs for gold investment as well as production costs beyond the amount that we are able to pass on to our customers, which would adversely affect our sales and profitability. A significant disruption in our supply of gold or other commodities could decrease our production and shipping levels, materially increase our operating costs and materially and adversely affect our profit margins. Shortages of gold or other commodities, or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism, or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase our raw materials, may adversely affect our ability to maintain production of our products and sustain profitability. Although we generally attempt to pass increased commodity prices to our customers, there may be circumstances in which we are not able to do so. In addition, if we were to experience a significant or prolonged shortage of gold, we would be unable to meet our production schedules and to ship products to our customers in a timely manner, which would adversely affect our sales, margins and customer relations.

If we are unable to accurately manage our inventory, our reputation, earnings and results of operations could suffer.

We are faced with the increased challenge of balancing our gold inventory levels to meet gold investment needs with our ability to meet our jewelry manufacturing demands. We purchase gold based on internally generated projections, and the projections are based on many unknown assumptions around the price and price trend of gold, consumer demands, and product pricing, among other things. If these inventory projections are too high, our inventory may be too high, which may result in overstock of the amount of gold we purchase, lower sales prices and gross margins and cause harm to our financial results. Conversely, if these projections are too low, and we underestimate our inventory needs and the consumer demand for our products, we would be exposed to lost business opportunities and experience shortage in our gold inventory to meet our production, financing and investment needs. Either situation could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may be unable to repay our debts as they become due.

Over the last two years, we have dramatically increased the amount of debts we borrowed. The borrowings were used to purchase gold, and because the price of gold has increased over the last year, we have profited by such increases. However, in the event the gold market experiences a downturn, we will find that the assets on hand (i.e., gold purchased with loans) are insufficient to repay those loans. Moreover, if the price of gold decreases, banks may be unwilling to refinance our debts as they become due. In addition, a price drop could result in a default under the terms of such loans, regardless of whether we are current in our payment under such loans. If this were to happen, our business could be materially harmed.

We may need to implement additional accounting systems, procedures and controls as we grow our business and organization to satisfy the new reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with these new requirements may increase our costs and require additional management time and resources. In the prior two fiscal years, our management assessed and found our internal control over financial reporting to be ineffective. To remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek the Board’s approval prior to entering into any transactions with a value in excess of a certain threshold, and we are in the process of implementing additional policies and procedures to enhance our internal controls. Notwithstanding these additional measures, we may still need to implement additional or enhance finance and accounting systems, procedures and controls to satisfy new accounting and reporting requirements. If our internal controls over financial reporting continues to be determined to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

While the Chinese economy has experienced rapid growth in the past decade, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In the recent years, Chinese economic growth had been slowing down, and for example, GDP growth was only 6.7% in 2016. While the China economic growth showed a considerable improvement in 2017, should it experience another slow growth for a sustained period of time, it could substantially affect consumer demand and confidence, which could adversely impact our business, results of operation and financial condition.

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

We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. However, you should also be aware that in the future:

☐	we cannot be certain that additional capital will be available on favorable terms, if at all;

☐	any available additional financing may not be adequate to meet our goals; and

☐	any equity financing would result in dilution to stockholders.

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

We have outstanding borrowings, and if our ability to obtain new loans or to renew current loans from financial institutions or other third parties is substantially diminished, our business may be severely disrupted and the results of operations could suffer.

In the recent years, we have substantially increased our borrowings as we grew our business and expanded our operations. Almost all of our loans from financial institutions and other unrelated third-parties are secured by restricted cash on deposit at various banks, or gold we own or have leased, as we may agree from time to time with the respective lenders.

In addition, many of our loans are borrowed conditioned upon personal guarantees provided by our Chairman and CEO because of his personal credit worthiness and his reputation and expertise in the China gold industry. Thus our ability to obtain loans or credits, to a great extent, depends on the continued services of our founder, Chairman and CEO, Mr. Zhihong Jia. If Mr. Jia is unable or unwilling to continue his service with us or to provide personal guarantees for our loans, we may not be able to obtain new loans or renew existing loans, or our existing loans may be deemed in default or called for immediate repayment acceleration by the lenders.

Although we have been able to receive sufficient funding in the past, we cannot assure you that we will be able to renew our loans at maturity or obtain alternative funding on reasonable terms from banks or other parties. If we fail to do so, we would have to repay the existing borrowings with our cash or other assets, including our gold inventory, and our business may be severely disrupted and the results of operations could suffer.

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

While we are not aware of any data breach in the past, any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in a data breach which could materially adversely affect our reputation, financial condition and operating results.

The protection of our customer, business partner, Company and employee data is critically important to us. Our customers, business partners, and employees expect we will adequately safeguard and protect their sensitive personal and business information. We have become increasingly dependent upon automated information technology processes. Improper activities by third parties, exploitation of encryption technology, data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment terminals or other settlement systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of our customers’ sensitive information, or data belonging to ourselves, our business partners or other relationship third parties, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in us, and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations. There can be no assurance that we will not suffer a criminal cyber-attack in the future, that unauthorized parties will not gain access to personal or business information or sensitive data, or that any such incident will be discovered in a timely manner.

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

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S. and China. Tax laws are complex and subject to constant changes as new laws are passed and new interpretations of the law are issued or applied. Recently, the U.S. has enacted significant tax reform which may impact our tax liabilities. Significant judgment is required in estimating our provision for income taxes. In our business operations and corporate structure, there are contractual arrangements, transactions or calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits could be materially different from what is reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cash flows.

Uncertainty in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate

The 2017 Tax Cuts and Jobs Act was signed into law on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has authority to issue regulations and interpretative guidance that may impact how we apply the law and impact our results of operations in the period issued and subsequently. The Act requires complex computations not previously required under U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Reform Act and the accounting for such provisions requires the accumulation of information not previously required or regularly produced. We have determined that our consolidated VIE in PRC should not be classified as a SFC for purposes of the Act based on our understanding of the Act and guidance available as of the date of this filing and concluded there was no significant income tax impact derived from the Act for the 2017 tax year. As a result, we have not provided a provisional estimate of the effect of the Tax Reform Act in our financial statements and the income from the VIE reported in our consolidated financial statements has not been included in the deferred tax calculation for the U.S. federal income tax purposes for the respective periods. As additional regulatory guidance is issued, and as we perform additional analysis on the application of the law, our final analysis may be different from our current reported amounts, which could adversely impact our results of operations, financial position and cash flows.

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

One of our principal operating subsidiaries, Vogue-Show, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

☐	levying fines;

☐	revoking our business license, other licenses or authorities;

☐	requiring that we restructure our ownership or operations; and

☐	requiring that we discontinue some or all of our business.

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

We, however, cannot assure you that the PRC regulatory authorities, MOFCOM and CSRC will take the same view as our PRC counsel. If the PRC regulatory authorities take the view that the reverse acquisition and VIE arrangement constitute a related party acquisition under the revised M&A Regulations, we cannot assure you we will be able to obtain any approal required from the national offices of MOFCOM or otherwise.

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

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

☐	imposing economic penalties;

☐	discontinuing or restricting the operations of Vogue-Show or Wuhan Kingold;

☐	imposing conditions or requirements in respect of the VIE Agreements with which Vogue-Show may not be able to comply;

☐	requiring our company to restructure the relevant ownership structure or operations;

☐	taking other regulatory or enforcement actions that could adversely affect our company’s business; and

☐	revoking the business licenses and/or the licenses or certificates of Vogue-Show, and/or voiding the VIE Agreements.

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

The market price for our shares may be volatile.

The market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

☐	actual or anticipated fluctuations in our quarterly operating results and changes or revisions of our expected results;

☐	changes in financial estimates by securities research analysts;

☐	conditions in the markets for our products;

☐	changes in the economic performance or market valuations of companies specializing in gold jewelry;

☐	announcements by us, or our competitors of new products, acquisitions, strategic relationships, joint ventures or capital commitments;

☐	addition or departure of senior management and key personnel; and

☐	fluctuations of exchange rates between the RMB and the U.S. dollar.

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

	High	Low
2017

First Quarter	$1.38	$1.09
Second Quarter	$2.03	$1.06
Third Quarter	$2.06	$1.53
Fourth Quarter	$2.31	$1.92

2016

First Quarter	$1.25	$0.51
Second Quarter	$1.93	$1.22
Third Quarter	$2.56	$1.79
Fourth Quarter	$2.09	$1.22

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods the results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

☐	vulnerability of our business to a general economic downturn in China;

☐	fluctuation and unpredictability of costs related to the gold, platinum and precious metals and other commodities used to manufacture our products;

☐	seasonality of our business;

☐	changes in the laws of the PRC that affect our operations;

☐	competition from our competitors; and

☐	our ability to obtain all necessary government certifications and/or licenses to conduct our business.

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

After the Jewelry Park transfer, our ownership interests in the land use right to the Jewelry Park has been transferred, and we no longer own the office, factory and store spaces located in the Jewelry Park. On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $85,245 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased.

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

	High	Low
2017

First Quarter	$1.38	$1.09
Second Quarter	$2.03	$1.06
Third Quarter	$2.06	$1.53
Fourth Quarter	$2.31	$1.92

2016

First Quarter	$1.25	$0.51
Second Quarter	$1.93	$1.22
Third Quarter	$2.56	$1.79
Fourth Quarter	$2.09	$1.22

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

Holders

On March 12, 2018, the closing sale price of our shares of common stock was $1.50 per share and there were 66,113,502 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 73 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities

During the year ended December 31, 2017, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that KGJI specifically incorporates it by reference into such filing.

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Market Index and the S&P Emerging Asia Consumer Index for the five-year period ended on December 31, 2017. Historical stock price performance should not be relied upon as an indication of future stock price performance. The comparison of the cumulative total returns for each investment assumes that $100 was invested in KGJI’s common stock and the respective indices on December 31, 2012 through December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents a summary of our selected historical financial data derived from our last 5 years of Financial Statements. Because this information is only a summary and does not provide all of the information contained in our Financial Statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements for each year for more detailed information including,

KINGOLD JEWELRY, INC.

Five-Year Summary of Selected Financial Data

(in millions, except for the per share data)

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Net sales	$2,009.7	$1,420.6	$1,000.1	$1,107.5	$1,189.9
Cost of sales	(1,809.8)	(1,274.2)	(961.8)	(1,031.3)	(1,142.9)
Gross profit	199.9	146.4	38.3	76.2	47.0
Operating expenses	(13.9)	(12.4)	(8.3)	(10.6)	(6.5)
Other expenses, net	(150.6)	(8.4)	(2.1)	(1.5)	(1.0)
Income tax provision	(9.2)	(32.6)	(6.3)	(16.8)	(11.2)
Net income	26.2	92.9	21.6	47.3	28.3
Share date
Weighted average shares - basic	66,050,498	65,991,487	65,963,502	65,918,768	63,495,520
Weighted average shares - diluted	66,472,046	66,337,129	65,963,502	66,007,075	63,902,912
Per share data
Earnings per share - basic	$0.40	$1.41	$0.33	$0.72	$0.45
Earnings per share – dilute	$0.39	$1.40	$0.33	$0.72	$0.44
Selected Consolidated Balance Sheet Data:
Cash	$5.0	$21.3	$3.1	$1.3	$2.3
Restricted cash – current	5.5	52.8	26.6	14.8	12.7
Restricted cash – non-current	7.4	7.6	-	-	-
Inventory	135	119.4	298.3	212.4	174.4
Investments in gold - current	1,562.9	281.9	-	-	-
Investments in gold – non-current	957.1	1,493.9	-	-	-
Total assets	$3,042.3	$2,262.4	$469.6	$311.7	$301.1
Short term loans	962.1	234.7	55.5	45.1	49.6
Long term loans	789.4	1,224.8	30.8	3.7	29.0
Related parties loans – short term	307.4	-	-	-	-
Related parties loans – long term	567.8	460.8	-	-	-
Total liabilities	$2,652.1	$1,979.9	$203.9	$53.5	$86.2
Total stockholders’ equity	$390.2	$282.5	$265.7	$258.2	$214.9

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

We have developed our investments in gold as a business. We sell our investment gold products through banks. Similar to our jewelry business, pricing of our investment gold products is made at the time of sale based upon the then-current price of gold, and sales are made on a cash or credit on delivery basis.

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

Gross Profit, Gross Margin and Inventory Carrying Value

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At December 31, 2017 and 2016, we had approximately 3.7 and 3.5 metric tons of gold in our inventory for production, all of which had been sold in excess of the carrying value by the date of this report.

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

Inventories

Inventory is stated at the lower of cost and net realizable value . Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital.

Investments in Gold

We pledged the gold leased from related party and part of our own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. We classified these pledged gold as investments in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. The fair market value of the investments in gold is determined by quoted market prices at Shanghai Gold Exchange. Since the investments in gold are pledged for the bank loans, any material decrease in market value may negatively impact the loan covenants.

Comprehensive Income (Loss)

Comprehensive income consists of two components, net income and other comprehensive income (loss). The unrealized gain or loss resulting from the change of the fair market value and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income in the consolidated statements of income and comprehensive income and the consolidated statements of changes in equity and is net of tax.

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

Level 2-Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs derived from or corroborated by observable market data.

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

Results of Operations

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following table sets forth information from our statements of income and comprehensive income for the years ended December 31, 2017, 2016 and 2015 in U.S. dollars.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the years ended December 31,
	2017	2016	2015
NET SALES	$2,009,732,643	$1,420,624,970	$1,000,161,294
COST OF SALES
Cost of sales	(1,808,612,014)	(1,273,041,387)	(960,562,184)
Depreciation	(1,193,453)	(1,208,998)	(1,284,170)
Total cost of sales	(1,809,805,467)	(1,274,250,385)	(961,846,354)

GROSS PROFIT	199,927,176	146,374,585	38,314,940

OPERATING EXPENSES
Selling, general and administrative expenses	13,444,222	11,985,807	7,685,840
Stock compensation expenses	33,014	240,306	530,542
Depreciation	444,297	194,690	104,219
Amortization, other	11,188	11,379	12,137
Total operating expenses	13,932,721	12,432,182	8,332,738

INCOME FROM OPERATIONS	185,994,455	133,942,403	29,982,202

OTHER INCOME (EXPENSES)
Gain on sale of Jewelry Park	-	63,212,496	-
Other income, net	66,642	26,443	20,689
Interest income	2,251,972	2,904,781	208,061
Interest expense, including $10,958,016, $7,479,382 and $490,870 of amortization of financing costs for the years ended December 31, 2017, 2016 and 2015	(152,945,558)	(74,555,096)	(2,310,451)
Total other expenses, net	(150,626,944)	(8,411,376)	(2,081,701)

INCOME FROM OPERATIONS BEFORE TAXES	35,367,511	125,531,027	27,900,501

INCOME TAX PROVISION (BENEFIT)
Current	17,678,757	33,055,811	4,488,815
Deferred	(8,503,898)	(428,101)	1,849,910
Total income tax provision	9,174,859	32,627,710	6,338,725

NET INCOME	26,192,652	92,903,317	21,561,776
Less: net loss attribute to the non-controlling interest	-	(6,495)	(296)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,192,652	$92,909,812	$21,562,072

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	$58,650,446	$(54,789,485)	$-
Total foreign currency translation gain (loss)	22,752,426	(21,461,689)	(14,740,716)
Less: foreign currency translation loss attributable to non-controlling interest	-	(4,222)	4,251
Total Other comprehensive gain ( loss) attributable to KINGOLD JEWELRY, INC.	$81,402,872	$(76,246,952)	$(14,744,967)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Common stockholders	$107,595,524	$16,662,860	$6,817,105
Non-controlling interest	-	(10,717)	3,955
	$107,595,524	$16,652,143	$6,821,060
Earnings per share
Basic	$0.40	$1.41	$0.33
Diluted	$0.39	$1.40	$0.33

Weighted average number of shares
Basic	66,050,498	65,991,487	65,963,502
Diluted	66,472,046	66,337,129	65,963,502

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

Net Sales

Net sales for the year ended December 31, 2017 were $2,009.7 million, an increase of $589.1 million, or 41%, from net sales of $1,420.6 million for the year ended December 31, 2016. For the year ended December 31, 2017, our branded production sales accounted for 97.6% of the total sales and customized production sales accounted for 2.4% of the total sales. When comparing with 2016, our branded production sales increased by $563.8 million or 40.4%, our customized production sales increased by $25.3 million or 107.2%.

The overall increase in our revenue in 2017 as compared to 2016 was due to the following combined factors: (1) total sales volume (in terms of quantity sold) increased from 75.3 metric tons in 2016 to 103.4 metric tons in 2017, causing 28.1 metric tons or 37.2% increase. As a result, approximately $483.8 million increase in our revenue was attributable to the increase in our sales volume. (2) The average unit selling price for branded production increased from RMB 241.33 per gram in 2016 to RMB 257.20 per gram in 2017, causing 6.6% increase. As a result, approximately $91.9 million increase in brand production revenue was affected by the increase in our selling price. (3) The average unit selling price for customized production increased from RMB 4.26 per gram in 2016 to RMB 6.38 per gram in 2017, causing 49.8% increase. As a result, approximately $11.8 million increase in customized production revenue was affected by the increase in our selling price. The increase in branded and customized production sales was attributable to the Company’s strengthened sales efforts and the increase in the market demand during the current year when market price of gold increased, which stimulated and inspired the customers to increase their investments on gold.

We produced 51.9 metric tons of customized gold products in fiscal 2017, increased by 40.7% from last year, while we produced 51.5 metric tons of branded gold products in fiscal 2017, representing an increase of 33.9% from last year.

Gold sales for the twelve months ended December 31,

	2017			2016
			Sales/			Sales/
	Metric	Sales	Metric Ton	Metric	Sales	Metric Ton
	Tons	($ Million)	($ Million)	Tons	($ Million)	($ Million)
Total	103.4	$2,009.7	$39.0	75.3	$1,420.6	$36.9
Branded	51.5	$1,960.4	$38.1	38.4	$1,396.6	$36.3
Customized	51.9	$48.9	$0.9	36.9	$23.6	$0.6
Others		$0.4			$0.4

Cost of sales

Cost of sales for the year ended December 31, 2017 amounted to $1,809.8 million, an increase of $535.5 million, or 42% from $1,274.3 million for 2016. The increase was primarily attributable to higher volume of products sold in fiscal 2017, as well as the rising trend of gold cost in the market during fiscal 2017. The sale quantity increased 37.2% to approximately 103.4 metric tons in 2017 from 75.3 metric tons in 2016. In addition, the average cost of gold has increased due to the gold market price in 2017.

Gross profit

Gross profit for the year ended December 31, 2017 was $199.9 million, an increase of $53.5 million or 37%, from $146.4 million for 2016. The increase in our gross profit resulted from the following factors: (1) Due to increased sales volume from 75.3 metric tons in 2016 to 103.4 metric tons in 2017, the Company’s gross profit and gross margin for the year ended December 31, 2017 was positively affected. (2) The increased in unit selling price also impacted the gross margin.

The unit price of branded production sales was RMB 257.20 per gram for the year ended December 31, 2017, while the unit price of branded production sales was RMB 241.33 per gram for the year ended December 31, 2016, the unit price increased by 6.6%. On the other hand, the unit cost of branded production was RMB 237.14 per gram for the year ended December 31, 2017, represented an increase of RMB 17.31 or 7.9% from RMB 219.83 per gram for the year ended December 31, 2016. As a result, the unit margin of branded production was RMB 20.06 per gram for the year ended December 31, 2017 compared to RMB 21.50 per gram for the year ended December 31, 2016. Higher proportional increase in unit cost than unit price for branded products led the slight decrease in gross profit margin.

Our customized production sales volume increased from 36.9 metric tons in 2016 to 51.9 metric tons in 2017, and unit selling price in this segment increased from RMB 4.26 per gram in 2016 to RMB 6.38 per gram in 2017. The reason that the unit selling price of our customized production is significantly lower than the unit selling price of our branded production is in customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products of its own.

Our overall gross margin for the year ended December 31, 2017 was 9.9%, a slight decrease of 0.4% as compared to gross margin of 10.3% in 2016. The primary reason for the slight decrease in gross margin is due to higher proportional increase in unit cost than unit price for our branded production sales.

Expenses

Total operating expenses for the year ended December 31, 2017 were $13.9 million, an increase of $1.5 million or 12%, from $12.4 million for 2016. The increase was mainly due to a $1.5 million increase in the selling, general and administrative expenses. The increase in the selling, general and administrative expenses in 2017 was due to gold inventory insurance charges increased by approximately $1.7 million for the year ended December 31, 2017 comparing with the year ended December 31, 2016. The increase in such expenses was in line with increase in purchases of gold inventory during the year and the increased inventory level as of December 31, 2017 comparing to December 31, 2016.

Our provision for income tax expense was $9.2 million for the year ended December 31, 2017, decreased by $23.4 million, or 72%, from $32.6 million for 2016. The decrease was primarily due to the decrease in the net income before taxes from approximately $125.5 million for the year ended December 31, 2016 to $35.4 million for the year ended December 31, 2017 resulted from increased operating expenses as well as increased interest expenses of $78.3 million due to larger balance of loans maintained during the current year comparing with previous year.

Other Comprehensive Income (Loss)

Other comprehensive income was approximately $81.4 million for the year ended December 31, 2017, compared to other comprehensive loss of $76.3 million for the year ended December 31, 2016 due to the unrealized gain related to investment in gold and the appreciation of RMB against the U.S. Dollar.

Net Income

For the foregoing reasons, our net income was $26.2 million for the year ended December 31, 2017, decreased by $66.7 million or 72% from $92.9 million for fiscal year 2016 as a result of the matters described above.

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

The overall increase in our revenue in 2016 as compared to 2015 was due to the following combined factors: (1) total sales volume (in terms of quantity sold) increased from 56.5 metric tons in 2015 to 75.3 metric tons in 2016, causing 18.8 metric tons or 33.4% increase. As a result, approximately $331.8 million increase in our revenue was attributable to the increase in our sales volume. (2) The average unit selling price for branded production increased from RMB 210.45 per gram in 2015 to RMB 241.33 per gram in 2016, causing 14.7% increase. As a result, approximately $143.1 million increase in brand production revenue was affected by the increase in our selling price. The increase in branded production sales was attributable to the Company’s strengthened sales efforts and the increase in the market demand during the 2016 when market price of gold increased, which stimulated and inspired the customers to increase their investments on gold. (3) Foreign currency adjustment effect was approximately $49.1 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.2288 RMB in 2015 to 1 USD=6.6441 RMB in 2016.

We produced 36.9 metric tons of customized gold products in fiscal 2016, increased by 33.6% from last year, while we produced 38.4 metric tons of branded gold products in fiscal 2016, representing an increase of 33.2% from last year.

Gold sales for the twelve months ended December 31,

	2016			2015
			Sales/			Sales/
	Metric	Sales	Metric Ton	Metric	Sales	Metric Ton
	Tons	($ Million)	($ Million)	Tons	($ Million)	($ Million)
Total	75.3	$1,420.6	$36.9	56.5	$1,000.2	$34.7
Branded	38.4	$1,396.6	$36.3	28.9	$975.4	$33.8
Customized	36.9	$23.6	$0.6	27.6	$24.3	$0.9
Others		$0.4			$0.5

Cost of sales

Cost of sales for the year ended December 31, 2016 amounted to $1,274.3 million, an increase of $312.4 million, or 32.5% from $961.8 million for 2015. The increase was primarily attributable to higher volume of products sold in fiscal 2016, as well as the rising trend of gold cost in the market during fiscal 2016. The sale quantity increase 33.4% to approximately 75.3 metric tons in 2016 from 56.5 metric tons in 2015. In addition, the average cost of gold has increased due to the gold market price in 2016.

Gross profit

Gross profit for the year ended December 31, 2016 was $146.4 million, an increase of $108.1 million or 282%, from $38.3 million for 2015. The increase in our gross profit resulted from the following factors: (1) Due to increased sales volume from 56.5 metric tons in 2015 to 75.3 metric tons in 2016, the Company’s gross profit and gross margin for the year ended December 31, 2016 was positively affected. (2) The increased in unit selling price also impacted the gross margin:

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

Our customized production sales volume increased from 27.6 metric tons in 2015 to 36.9 metric tons in 2016, and unit selling price in this segment decreased from RMB 5.48 per gram in 2015 to RMB 4.26 per gram in 2016. The reason that the unit selling price of our customized production is much lower than the unit selling price of our branded production is in customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products of its own.

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

Our provision for income tax expense was $32.63 million for the year ended December 31, 2016, increased by $26.29 million, or 415%, from $6.34 million for 2015. The decrease was primarily due to the increase in the net income before taxes from approximately $27.90 million for the year ended December 31, 2015 to $125.53 million for the year ended December 31, 2016 resulted from significant increased sales, gross profit offset by increased operating expenses as well as increased interest expenses of $72.2 million during the current year comparing with previous year.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $5.0 million in cash and cash equivalents compared to $21.3 million as of December 31, 2016. As of December 31, 2017, we had $12.9 million in restricted cash compared to $60.3 million at December 31, 2016. This restricted cash (along with our Chairman and Chief Executive Officer’s personal credit) secures our obligations under our bank loans and gold lease agreements. We have financed our operations with cash flow generated from operations and through borrowing of bank loans as well as through private and public borrowings and offerings in the U.S. and Chinese capital markets, such as our placement under our commercial paper program with Shanghai Pudong Development Bank (“SPD Bank”).

As of December 31, 2017, we had total outstanding loans of $2,626.7 million (including $962.1 million short-term loans, $875.2 million from a related parties and $789.4 million long-term loans). As of December 31, 2016, we had total outstanding loans of $1,949.1 million (including $234.7 million short-term loans, $28.8 million loan from a third party, $460.8 million from a related party and $1,224.8 million long-term loans), representing an increase of $677.6 million, or 34.8%. The amounts outstanding under these loans are presented in our financial statements as “loans”; the amounts outstanding under the third party loans are presented in our financial statements as “Third Party Loans”, and the amounts outstanding under the related party loan are presented in our financial statements as “Related Party Loan”. For additional information regarding our loans, please refer to Notes 5, 9, and 10 in our audited consolidated financial statements included elsewhere in this Form 10-K.

We have maintained a close relationship with the banks from where we leased gold in the past. Therefore we expect that we are able to obtain additional gold leases from the banks, if necessary. We are expecting to generate additional cash flows in the coming period of time from developing new customers, expanding our sales through our online sales platform and an increase in our revenue in the following years due to the higher interest of inventing in gold to against the currency depreciation.

As of December 31, 2017 and 2016, the Company had positive working capital of $768.3 million and $459.9 million, respectively. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

Cash Flow for the Years Ended December 31, 2017, 2016 and 2015

Operating activities:

We used $25.7 million of net cash in operating activities for the year ended December 31, 2017, compared to $74 million of net cash used in operating activities in 2016. The decrease of net cash used in operating was mainly due to the decrease in net income, increase in value added tax recoverable of $60.2 million, increase in inventories of $7.3 million for the increased production to meet our sales demand, offset by our increase in other payable and accrued expense of $4.1 million and increase in income tax payable of $4.7 million.

We used $74 million of net cash in operating activities for the year ended December 31, 2016, compared to $62.5 million of net cash used in operating activities in 2015. The increase of net cash used in operating was mainly due to increase in net income of $71.3 million, increase in value added tax receivable of $270 million, decrease in customer deposit of $21.7 million, and decrease in income tax payable of $4.6 million, offset by our decrease in inventories of $173.8 million for the increased production to meet our sales demand, increase in other payable and accrued expense of $8.1 million, and the increase of net income of $71.3 million.

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

Investing activities:

We used $553.2 million of net cash for investing activities for the year ended December 31, 2017, compared to $1,763 million spent in 2016. The significant decrease in the net cash used in the investing activities was mainly because of we spent less on investments in gold which was approximately $552 million in connection with our significant borrowings, cash payment of $1.2 million related to the purchase of property and equipment during the year ended December 31, 2017.

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

Financing activities:

Net cash provided by financing activities was $560.1 million for the year ended December 31, 2017, compared with $1,856.5 million for the year ended December 31, 2016. The decrease net cash provided by the financing activities was mainly due to the fact that the Company repaid significant amount of bank loans, third party loans and related parties loans, but received less proceeds from various loans during the year, comparing to the year ended December 31, 2016.

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

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.5064	US$1=RMB 6.9448	US$1=RMB 6.4917
Amounts included in the statements of income and cash flows for the period	US$1=RMB 6.7570	US$1=RMB 6.6441	US$1=RMB 6.2288

Total translation gain recorded for the year ended December 31, 2017 was $22,752,426. Total translation loss recorded for the year ended December 31, 2016 was $21,461,689. Total translation loss recorded for the year ended December 31, 2015 was $14,740,716.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we guaranteed payments for a non-related party of approximately $30.7 million (RMB 200 million) in bank loans. On April 12, 2017, the bank loans were repaid upon maturity.

During the year ended December 31, 2017, we also guaranteed payment for a related party of approximately $307.4 million (RMB 2,000 million) for two bank loans. The loans were repaid upon maturity in January 2018 and February 2018, respectively.

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

As of December 31, 2017, we had no leased gold outstanding. As of December 31, 2016 and 2015, 185 kilograms and 2,782 kilograms of leased gold were outstanding, at the approximated amounts of $7.2 million and $101.8 million, respectively. The Company may sign new gold lease agreements with the banks when necessary.

Obligations and Commitments

The following table sets forth our contractual obligations as of December 31, 2017:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank loans (1)	$789,410,137	$-	$789,410,137	$-	$-
Short-term bank loans (2)	962,101,746	962,101,746	-	-	-
Related party loans (3)	875,232,713	307,389,647	-	567,843,066	-
Operating leases (4)	1,017,612	254,314	508,628	254,670	-
Total	$2,627,762,208	$1,269,745,707	$789,938,765	$568,097,736	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)	On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $85,245 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $211,692, $132,600 and $Nil rent expenses, respectively. As of December 31, 2017, the Company had lease payable to Wuhan Huayuan of $263,740, which included in other payables and accrued expenses.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard.  The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.  Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for fiscal years beginning after December 15, 2017 and interim periods within those periods. The adoption of this guidance will not have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The adoption of this guidance will not have a material impact on its consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-09 (“ASU 2017-09”) to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance will not have a material impact on its consolidated financial statements.

In September 2017, the FASB has issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02. The adoption of this guidance will not have a material impact on its consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in foreign currency exchange rates, precious metal prices and interest rates, which could affect its consolidated financial position, earnings and cash flows. We manage our exposure to market risk through its regular operating and financing activities.

Foreign Currency Exchange Rate Risk

We are exposed to fluctuations in exchange rates between the U.S. and Chinese RMB, which is the functional currency of our Chinese subsidiary and consolidated VIE. Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. Over the past eleven years, RMB has appreciated 7% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.5064 on December 31, 2017). As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations. Our sales, costs and expenses of Chinese subsidiary and consolidated affiliate, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Chinese RMB would have increased or decreased net income by approximately $2.5 million for fiscal 2017.

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

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our interest bearing bank and third party loans and gold leases. The interest rates on almost all of our interest bearing loans are fixed. Our borrowings from banks and other financial institutions as of December 31, 2017, were approximately $1,751.5 million, and interest expense paid for these loans was $116.8 million for the year ended December 31, 2017.

For the year ended December 31, 2017, our weighted average interest rate was 8.4%. We expect the interest expense will be decreased since we may reduce the loans in the next period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

Based on our overall interest rate exposure to fixed rate debt outstanding as of December 31, 2017, a 1% change in interest rates would result in annual interest expense change of approximately $1.2 million, impact income before income taxes by approximately $1.2 million for fiscal 2017. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $7.9 million.

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

Inflation Risk

We do not believe inflation has had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended December 31, 2017. However, we cannot be sure inflation will not have an adverse impact on our operating results, financial condition, plans for operations or other capital expenditures in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kingold Jewelry, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2018, expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Friedman LLP

We have served as the Company’s auditor since 2009.

New York, New York

March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kingold Jewelry, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Kingold Jewelry, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2017:

1.	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

2.	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2017;

3.	Lack of resources with technical competency to review and record non-routine or complex transactions;

4.	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

5.	Lack of communication between management, chief executive officer and the board of directors relating to the approval of obtaining loans from banks, other financial institutions, related parties, third parties, and providing guarantees to related parties, third parties and gold lease transactions with related parties;

6.	Lack of functional internal audit department that monitors the consistencies of the prescribed internal control procedures;

7.	Lack of proper recording of the leased gold inventory with related party and the related party loan agreements and restricted cash.

8.	Lack of proper accounting and recording of the investments in gold and the related loans payable to banks, financial institutions and related parties.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 15, 2018, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 15, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/Friedman LLP

New York, New York

March 15, 2018

KINGOLD JEWELRY, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,	December 31,
	2017	2016

ASSETS

Cash	$4,997,125	$21,333,193
Restricted cash	5,534,551	52,786,257
Accounts receivable	768,167	670,878
Inventories	135,042,713	119,435,595
Investments in gold	1,562,943,153	281,895,403
Other current assets and prepaid expenses	100,592	698,217
Prepaid income tax	-	3,330,468
Value added tax recoverable	353,732,758	272,835,051
Total current assets	2,063,119,059	752,985,062
PROPERTY AND EQUIPMENT, NET	7,299,643	7,224,698
OTHER ASSETS
Restricted cash	7,392,721	7,558,173
Investments in gold	957,124,267	1,493,938,551
Other assets	302,072	283,003
Deferred income tax assets	6,677,675	-
Land use right	429,915	413,662
Total long-term assets	979,226,293	1,509,418,087
TOTAL ASSETS	$3,042,345,352	$2,262,403,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short term loans	$962,101,746	$234,691,670
Third parties loans	-	28,798,526
Gold leases payable - Bank	-	7,167,391
Other payables and accrued expenses	18,913,863	13,716,472
Related party loan	307,389,647	-
Due to related party	2,630,301	7,223,321
Income tax payable	1,208,742	-
Other taxes payable	2,615,463	1,518,731
Total current liabilities	1,294,859,762	293,116,111
Deferred income tax liability	-	1,249,622
Related party loans	567,843,066	460,776,408
Long term loans	789,410,137	1,224,770,721
TOTAL LIABILITIES	2,652,112,965	1,979,912,862
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2017 and 2016	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 and 66,018,867 shares issued and outstanding as of December 31, 2017 and December 31, 2016	66,113	66,018
Additional paid-in capital	80,377,449	80,230,968
Retained earnings
Unappropriated	303,666,611	277,473,959
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	5,154,671	(76,248,201)
Total Equity	390,232,387	282,490,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,042,345,352	$2,262,403,149

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN U.S. DOLLARS)

	For the years ended December 31,
	2017	2016	2015
NET SALES	$2,009,732,643	$1,420,624,970	$1,000,161,294
COST OF SALES
Cost of sales	(1,808,612,014)	(1,273,041,387)	(960,562,184)
Depreciation	(1,193,453)	(1,208,998)	(1,284,170)
Total cost of sales	(1,809,805,467)	(1,274,250,385)	(961,846,354)

GROSS PROFIT	199,927,176	146,374,585	38,314,940

OPERATING EXPENSES
Selling, general and administrative expenses	13,444,222	11,985,807	7,685,840
Stock compensation expenses	33,014	240,306	530,542
Depreciation	444,297	194,690	104,219
Amortization, other	11,188	11,379	12,137
Total operating expenses	13,932,721	12,432,182	8,332,738

INCOME FROM OPERATIONS	185,994,455	133,942,403	29,982,202

OTHER INCOME (EXPENSES)
Gain on sale of Jewelry Park	-	63,212,496	-
Other income, net	66,642	26,443	20,689
Interest income	2,251,972	2,904,781	208,061
Interest expense, including $10,958,016, $7,479,382 and $490,870 of amortization of financing costs for the years ended December 31, 2017, 2016 and 2015	(152,945,558)	(74,555,096)	(2,310,451)
Total other expenses, net	(150,626,944)	(8,411,376)	(2,081,701)

INCOME FROM OPERATIONS BEFORE TAXES	35,367,511	125,531,027	27,900,501

INCOME TAX PROVISION (BENEFIT)
Current	17,678,757	33,055,811	4,488,815
Deferred	(8,503,898)	(428,101)	1,849,910
Total income tax provision	9,174,859	32,627,710	6,338,725

NET INCOME	26,192,652	92,903,317	21,561,776
Less: net loss attribute to the non-controlling interest	-	(6,495)	(296)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,192,652	$92,909,812	$21,562,072

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	$58,650,446	$(54,789,485)	$-
Total foreign currency translation gain (loss)	22,752,426	(21,461,689)	(14,740,716)
Less: foreign currency translation gain (loss) attributable to non-controlling interest	-	(4,222)	4,251
Total Other comprehensive gain ( loss) attributable to KINGOLD JEWELRY, INC.	$81,402,872	$(76,246,952)	$(14,744,967)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Common stockholders	$107,595,524	$16,662,860	$6,817,105
Non-controlling interest	-	(10,717)	3,955
	$107,595,524	$16,652,143	$6,821,060
Earnings per share
Basic	$0.40	$1.41	$0.33
Diluted	$0.39	$1.40	$0.33

Weighted average number of shares
Basic	66,050,498	65,991,487	65,963,502
Diluted	66,472,046	66,337,129	65,963,502

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(IN U.S. DOLLARS)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other	Non-
	Par value		Par value		paid-in	retained	retained	comprehensive	controlling
	Shares	Amount	Shares	Amount	capital	earnings	earnings	Income (deficit)	Interest	Total
Balance at December 31, 2014	-	$-	65,963,502	$65,963	$76,460,175	$163,002,075	$967,543	$14,743,718	$-	$258,239,474

Net income (loss)	-	-	-	-	-	21,562,072	-	-	(296)	21,561,776
Capital contribution by minority shareholder	-	-	-	-	-	-	-	-	69,319	69,319
Options granted for services	-	-	-	-	530,542	-	-	-	-	530,542
Foreign currency translation (loss)	-	-	-	-	-	-	-	(14,744,967)	4,251	(14,740,716)
Balance at December 31, 2015	-	$-	65,963,502	$65,963	$79,990,717	$184,564,147	$967,543	$(1,249)	$73,274	$265,660,395

Warrants issued to consultants	-	-	-	-	129,295	-	-	-	-	129,295
Shares issued to consultants	-	-	55,365	55	66,384	-	-	-	-	66,439
Options granted for services	-	-	-	-	44,572	-	-	-	-	44,572
Net income (loss)	-	-	-	-	-	92,909,812	-	-	(6,495)	92,903,317
Unrealized loss related to investments in gold	-	-	-	-	-	-	-	(54,789,485)	-	(54,789,485)
Foreign currency translation (loss)	-	-	-	-	-	-	-	(21,457,467)	(4,222)	(21,461,689)
Deconsolidation of subsidiaries	-	-	-	-	-	-	-	-	(62,557)	(62,557)

Balance at December 31, 2016	-	$-	66,018,867	$66,018	$80,230,968	$277,473,959	$967,543	$(76,248,201)	$-	$282,490,287

Options granted for services	-	-	-		33,014	-	-	-	-	33,014
Warrants exercised	-	-	94,635	95	113,467	-	-	-	-	113,562
Net income for the year	-	-	-	-	-	26,192,652	-	-	-	26,192,652
Unrealized gain related to investment in gold	-	-	-	-	-	-	-	58,650,446	-	58,650,446
Foreign currency translation gain	-	-	-	-	-	-	-	22,752,426	-	22,752,426

Balance at December 31, 2017	-	$-	66,113,502	$66,113	$80,377,449	$303,666,611	$967,543	$5,154,671	$-	$390,232,387

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,192,652	$92,903,317	$21,561,776
Adjusted to reconcile net income to cash used in operating activities:
Depreciation	1,637,750	1,403,688	1,388,389
Amortization of intangible assets	11,188	11,379	12,137
Share based compensation for services	33,014	44,572	530,542
Warrants and shares issued for consulting services	-	195,734	-
Amortization of debt issuance costs included in interest expense	10,958,016	7,479,382	490,870
Gain on sale of Jewelry Park	-	(63,212,496)	-
Gain on deconsolidation of subsidiaries	-	(7,933)	-
Deferred tax (benefit) provision	(7,683,962)	(428,101)	1,849,910
Changes in operating assets and liabilities (increase) decrease in:
Accounts receivable	(50,154)	885,824	(1,196,167)
Inventories	(7,279,205)	173,787,168	(101,320,758)
Other current assets and prepaid expenses	620,730	216,904	(1,032,953)
Value added tax recoverable	(60,195,642)	(270,013,201)	(11,739,723)
Increase (decrease) in:
Other payables and accrued expenses	4,143,958	8,081,669	3,634,673
Customer deposits	185,434	(21,673,364)	23,118,418
Income tax payable	4,718,786	(4,575,428)	201,484
Other taxes payable	957,521	893,665	(27,126)
Net cash used in operating activities	(25,749,914)	(74,007,221)	(62,528,528)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,241,172)	(1,507,696)	(67,190)
Investments in gold	(551,958,950)	(1,913,474,159)	-
Proceeds from disposal of subsidiaries	-	82,780	-
Long term investment	-	(143,993)	-
Construction payable - Jewelry Park	-	-	24,884,408
Proceed from sale of Jewelry Park	-	171,580,801	-
Construction costs related to Jewelry Park	-	(19,415,722)	(52,775,958)
Net cash used in investing activities	(553,200,122)	(1,762,877,989)	(27,958,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution by minority shareholder	-	-	69,319
Proceeds from other loans - short term	170,341,868	249,695,218	89,904,958
Repayments of other loans - short term	(304,869,025)	(54,183,411)	(48,139,288)
Proceeds from other loans - long term	319,668,492	1,285,200,403	64,217,827
Repayments of other loans - long term	-	(30,252,404)	-
Payments of loan origination fees	(9,572,415)	(15,720,998)	-
Proceeds from third parties loans	-	37,627,369	-
Repayment of third parties loans	(29,598,934)	(7,525,474)	-
Restricted cash	49,573,775	(37,037,105)	(13,177,515)
(Repayments of) borrowings from related party	(4,738,508)	7,282,931	200,015
Proceeds from related parties loans – short term	295,989,344	150,509,475	-
Proceeds from related parties loans – long term	821,370,431	481,630,318	-
Repayments of related parties loans	(748,170,175)	(150,509,475)	-
Repayment of debt financing instruments under private placement	-	(60,203,790)	-
Deferred financing costs on debt payable	-	-	(642,178)
Net proceeds from exercise of warrants	113,562	-	-
Net cash provided by financing activities	560,108,415	1,856,513,057	92,433,138
EFFECT OF EXCHANGE RATES ON CASH	2,505,553	(1,395,223)	(176,959)
NET (DECREASE) INCREASE IN CASH	(16,336,068)	18,232,624	1,768,911
CASH, BEGINNING OF YEAR	21,333,193	3,100,569	1,331,658
CASH, END OF YEAR	$4,997,125	$21,333,193	$3,100,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$128,823,958	$60,312,949	$2,197,249
Cash paid for income tax	$13,091,812	$37,631,297	$4,488,815

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets settled related to Jewelry Park due to sale	$-	$9,029,085	$-
Payables settled related to Jewelry Park due to sale	$-	$206,348,490	$-
Gold leased from bank	$-	$7,491,775	$-
Investments in gold obtained in a lease from a related party	$133,721,408	$562,936,695	$-
Investments in gold transferred to inventories	$417,937,474	$-	$-
Unrealized gain (loss) on investments in gold	$58,650,446	$(54,789,485)	$-

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold” or “the Company”) was incorporated in the State of Delaware on September 5, 1995.

Dragon Lead Group Limited (“Dragon Lead”) was incorporated in the British Virgin Islands (“BVI”) on July 1, 2008 as a holding company and was 100% controlled by Kingold. Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”), which is principally engaged in design and manufacture of gold and platinum ornaments in the People’s Republic of China (“PRC”), was incorporated in the PRC as a wholly-owned foreign enterprise on February 16, 2009, and was 100% owned by Dragon Lead. Wuhan Vogue-Show’s business permit expires on February 16, 2019, and is renewable upon expiration. Wuhan Kingold Jewelry Co., Limited (“Wuhan Kingold”) was incorporated in the PRC on August 2, 2002 as a limited liability company. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares and its business activities are the same as those of Wuhan Vogue-Show. Wuhan Kingold’s business permit expires on July 1, 2052 and is renewable upon expiration.

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

Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold, are hereinafter collectively referred to as the “Company.”

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, deferred income tax, deferred debt issuances cost, allowance for investments in gold and share based compensation. Actual results could differ from those estimates.

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

Restricted Cash

As of December 31, 2017 and 2016, the Company had restricted cash of $ 12,927,272 and $60,344,430, respectively. As of December 31, 2017, all restricted cash was related to the various loans with banks and financial institutions – see Note 5 - Loans.

As of December 31, 2016, approximately total of $9.9 million restricted cash was related to the various loans with banks and financial institutions. Approximately total of $28.8 million was used to guarantee a thirty party to obtain a bank loan - see Note 9 - Third Party Loan. Approximately total of $21.6 million was related to the gold lease deposits with Shanghai Pudong Development Bank (“SPD Bank”) and China Construction Bank (“CCB”) - see Note 18 - Gold Lease Transactions.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At December 31, 2017 and 2016, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market value, and cost is calculated on the weighted average basis. As of December 31, 2017 and December 31, 2016, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life. The estimated useful lives used in connection with the preparation of the financial statements are as follows:

Estimated Useful Life

Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5 - 10 years
Leasehold improvements	5 years

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

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of December 31, 2017 and 2016.

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

The carrying value of accounts receivable, other current assets and prepaid expenses, short-term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The Company determined that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions. The Company uses quoted prices in active markets to measure the fair value of investments in gold.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at December 31, 2017 and 2016.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2012 and after. As of December 31, 2017, the tax years ended December 31, 2012 through December 31, 2017 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	December 31, 2017	December 31, 2016	December 31, 2015
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.5064	US$1=RMB 6.9448	US$1=RMB 6.4917
Amounts included in the statements of income and cash flows for the period	US$1=RMB 6.7570	US$1=RMB 6.6441	US$1=RMB 6.2288

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The unrealized gain or loss resulting from the change of the fair market value from the gold investments and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

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

The Company also allocated significant portion of its inventories as investment in gold and pledged as collateral to secure loans from banks and financial institutions, so there is a risk that the Company is unable to utilize its inventories, and there could be a disruption in the Company’s supply of gold which could decrease its production and shipping levels. In addition, the investment in gold may be deficient if the fair market value of the pledged gold in connection with the loans declines, then the Company may need to increase the pledged gold inventory for the loan collateral or increase restricted cash.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard.  The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.  Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods. The adoption of this guidance will not have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The adoption of this guidance will not have a material impact on its consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-09 (“ASU 2017-09”) to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance will not have a material impact on its consolidated financial statements.

In September 2017, the FASB has issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02. The adoption of this guidance will not have a material impact on its consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on its consolidated financial statements.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

Inventories as of December 31, 2017 and December 31, 2016 consisted of the following:

	As of
	December 31,	December 31,
	2017	2016
Raw materials (A)	$-	$7,167,391
Work-in-progress (B)	90,406,021	78,813,685
Finished goods (C)	44,636,692	33,454,519
Total inventory	$135,042,713	$119,435,595

(A)	Included Nil Au9999 gold as of December 31, 2017 and 185,000 grams of Au9999 gold as of December 31, 2016.

(B)	Included 2,508,182 grams of Au9999 gold as of December 31, 2017 and 2,358,178 grams of Au9999 gold as of December 31, 2016.

(C)	Included 1,231,586 grams of Au9999 gold as of December 31, 2017 and 993,699 grams of Au9999 gold as of December 31, 2016.

No lower of cost or net realizable value adjustment was recorded at December 31, 2017, 2016 and 2015.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2017 and December 31, 2016:

	As of
	December 31,	December 31,
	2017	2016
Buildings	$2,415,577	$2,208,918
Plant and machinery	18,615,951	17,401,084
Motor vehicles	254,228	97,549
Office and electric equipment	1,415,194	687,901
Leasehold improvements	1,623,027	1,185,433
Subtotal	24,323,977	21,580,885
Less: accumulated depreciation	(17,024,334)	(14,356,187)
Property and equipment, net	$7,299,643	$7,224,698

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $ $1,637,750, $1,403,688 and $1,388,389, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS

Short term loans consist of the following:

		As of
		December 31,	December 31,
		2017	2016
(a)	Loan payable to Minsheng Trust	$-	$51,693,353
(b)	Loans payable to National Trust - gross amount	-	143,992,628
	Loans payable to National Trust - deferred financing cost	-	(4,480,085)
(c)	Loan payable to Aijian Trust	46,108,447	43,197,788
(d)	Loans payable to Evergrowing Bank - Qixia Branch	153,694,824	-
(e)	Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	153,233,739	287,986
(f)	Loans payable to Sichuan Trust-gross amount	230,542,236	-
	Loans payable to Sichuan Trust-deferred financing cost	(2,239,292)	-
(g)	Loans payable to China Aviation Capital - gross amount	44,571,499	-
	Loans payable to China Aviation Capital - deferred financing cost	(457,926)	-
(h)	Loans payable to Huarong Trust - gross amount	146,163,777	-
	Loans payable to Huarong Trust - deferred financing cost	(1,324,677)	-
(i)	Loans payable to China Construction Investment Trust - gross amount	46,108,447	-
	Loans payable to China Construction Investment Trust - deferred financing cost	(167,796)	-
(j)	Loans payable to Zheshang Jinhui Trust	84,532,153	-
(k)	Loans payable to Zhongjiang International Trust	61,477,929	-
	Loans payable to Zhongjiang International Trust - deferred financing cost	(141,614)	-
	Total short term loans	$962,101,746	$234,691,670

(a) Loan payable to Minsheng Trust

A Trust Loan Agreement with the Minsheng Trust was fully repaid upon maturity and the pledged gold and restricted deposit were released and refunded upon the repayment.

(b) Loans payable to National Trust

Two Trust Loan Agreements with National Trust Ltd. (“National Trust”) have been fully repaid upon maturity and the pledged gold and restricted deposit were released and returned upon the repayment.

The Company paid approximately $10 million (RMB 69.3 million) as loan origination fee for obtaining the loans. As of December 31, 2017, the deferred financing cost was fully amortized.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(c) Loan payable to Aijian Trust

On April 28, 2016, Wuhan Kingold and Shanghai Aijian Trust Co., Ltd. (“Aijian Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, Aijian Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). Aijian Trust’s acquisition price for the Gold Income Right was approximately $46.1 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from Aijian Trust with installments and the last installment shall be within the 24 months. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the 1,542 kilograms of related Au9999 gold under the Gold Income Right to Aijian Trust with carrying value of approximately $55.1 million (RMB 358.5 million) as collateral. The agreement is also personally guaranteed by Mr. Zhihong Jia, our CEO and Chairman. The Company also made a restricted deposit of $0.5 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short-term loan.

(d) Loans payable to Evergrowing Bank – Qixia Branch

In January 2016, Wuhan Kingold signed two Loan Agreements of Circulating Funds with the Qixia Branch of Evergrowing Bank for loans of approximately $123 million (RMB 800 million) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest rates of 7.5% per year. The loans are secured by 5,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $178.7 million (RMB 1.2 billion) and are guaranteed by the CEO and Chairman of the Company. Both loans are due in January 2018. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

In February 2017, Wuhan Kingold further entered into a loan agreement with the Qixia Branch of Evergrowing Bank in the amount of approximately $30.7 million (RMB 200 million). The loan has one year term from February 24, 2017 to February 19, 2018, and bears fixed annual interest of 4.75%. The Company pledged 1,300 kilograms of Au9999 gold with carrying value of approximately $46.5 million (RMB 302.3 million) as collateral to secure this loan. The loan is also guaranteed by the CEO and Chairman of the Company and the related party Wuhan Huayuan Technology Development Co., Ltd.

The Company subsequently fully repaid loan to Evergrowing Bank – Qixia Branch upon maturity and the pledged gold was subsequent returned to the Company.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(e) Loans payable to Evergrowing Bank - Yantai Huangshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $153.7 million (RMB 1 billion) in aggregate. The purpose of the loans is for purchasing gold. The terms of loans are two years and bear fixed interest of 7% per year. The loans are secured by 5,550 kilograms of Au9999 gold in aggregate with carrying value of approximately $198.3 million (RMB 1.3 billion) and are guaranteed by the CEO and Chairman of the Company. Based on the loan repayment plan as specified in the loan agreements, approximately $153,695 (RMB 1 million) was repaid in August 2016, approximately $153,695 (RMB 1 million) was repaid on February 23, 2017 and another $153,695 (RMB 1 million) was repaid on August 23, 2017. The repayment of the loans may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions.

The Company subsequently repaid $76.4 million (RMB 497 million) to Evergrowing bank Yantai Huangshan Road Branch upon maturity. For the remaining $76.8 million (RMB 500 million) to be matured on March 9, 2018 and March 21, 2018, respectively, the Company subsequently entered into a loan extension agreement with the bank to extend the loan borrowing period for additional seven months until October 2018, with the same interest rate of 7% per year.

(f) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $307.4 million (RMB 2 billion) as working capital loan. The loan period is 24 months from receiving. For the loan obtained the Company is required to make interest payments calculated based on a fixed annual interest rate of 7.25%. The Company is required to make the first interest payment equal to 1.21% of the principle received as loan origination fee, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $259.4 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.3 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of December 31, 2017, the Company received an aggregate of approximately $230.5 million (RMB 1.5 billion) from the loan.

The Company paid approximately $5.7 million (RMB 36.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2017 and 2016, approximately $3.1 million (RMB 20 million) and $0.3 million (RMB 1.8 million) deferred financing cost was amortized, respectively. As of December 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $2.2 million (RMB 14.6 million).

g) Loans payable to China Aviation Capital

On September 7, 2016, the Company entered into a trust loan agreement with China Aviation Capital Investment Management (Shenzhen) ("China Aviation Capital") to borrow a maximum of approximately $92.2 million (RMB 600 million) as working capital loan. The first installment of the loan is approximately $44.6 million (RMB 290 million) with a period of 24 months from September 7, 2016 to September 7, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $52.6 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. As of December 31, 2017, the Company received an aggregate of approximately $44.6 million (approximately RMB 290 million) from the loan.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

g) Loans payable to China Aviation Capital (continued)

The Company paid approximately $1.3 million (RMB 8.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2017 and 2016, approximately $0.7 million (RMB 4.4 million) and $0.2 million (RMB 1.4 million) deferred financing cost was amortized, respectively. As of December 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.4 million (RMB 3 million). According to the maturity date of the loan, the loan balance with unamortized deferred financing cost was classified as short-term.

(h) Loans payable to Huarong Trust

On July 28, 2017, the Company entered into a loan agreement with Huarong International Trust Co. Ltd. (“Huarong Trust”) to borrow a maximum of approximately $153.7 million (RMB 1 billion) as working capital loan. The loan has a 12-month term starting from the date of releasing the loan and 2.5% of the principal amount is required to be repaid after 6 months from releasing date. The Company is required to pay a special interest as loan origination fee equivalent to 1.5% of the principal amount received and bears normal interest at a fixed rate of 7% per annum. The loan is also guaranteed by the CEO and Chairman of the Company. The Company pledged 4,975 kilograms of Au9999 gold with carrying value of approximately $180.8 million (RMB 1,176 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company was also required to pledge approximately $1.5 million (RMB 9.5 million) restricted cash with Huarong Trust as collateral. As of December 31, 2017, the Company received an aggregate of approximately $146.2 million (RMB 951 million) from the loan. The Company subsequently repaid approximately $3.8 million (RMB 23.8 million) in February 2018.

The Company paid approximately $2.2 million (RMB 14.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2017, approximately $0.9 million (RMB 5.7 million) deferred financing cost was amortized. As of December 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1.3 million (RMB 8.6 million).

(i) Loans payable to China Construction Investment Trust

On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $46.1 million (RMB 300 million) as working capital loan for the purpose of purchasing of gold solely with a period of 24 months from October 9, 2016 to October 9, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principal amount received need to be paid before December 25, 2016 as loan origination fee; (2) the rest of interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company pledged 1,447 kilograms of Au9999 gold with carrying value of approximately $51.7 million (RMB 336.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3 million) to secure the loan. As of December 31, 2017, the full amount of the loan was received by the Company.

The Company paid approximately $0.5 million (RMB 3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2017 and 2016, approximately $0.23 million (RMB 1.5 million) and approximately $0.1 million (RMB 0.4 million) deferred financing cost was amortized, respectively. As of December 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.2 million (RMB 1.1 million).

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(j) Loans payable to Zheshang Jinhui Trust

On November 7, 2016, the Company entered into a trust loan agreement with Zheshang Jinhui Trust to borrow a maximum of approximately $84.5 million (RMB 550 million) for purchasing gold with a period of 24 months from principle receiving date November 15, 2016 to November 15, 2018. For the loan obtained, the Company is required to make interest payments calculated based on a fixed annual interest rate of 7.8% based on the principal amount received. The Company pledged 2,708 kilograms of Au9999 gold with carrying value of approximately $96.8 million (RMB 629.6 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.8 million (RMB 5.5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(k) Loans payable to Zhongjiang International Trust

On December 23, 2016, the Company entered into a trust loan agreement with Zhongjiang International Trust to borrow a maximum of approximately $61.5 million (RMB 400 million) for purchasing gold with a period of 24 months from December 23, 2016 to December 22, 2018. For the loan obtained the Company is required to make interest payments calculated based on a fixed annual interest rate of 8.75% on the principal amount received. The Company pledged 2,104 kilograms of Au9999 gold with carrying value of approximately $75.2 million (RMB 489.2 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.29 million (RMB 1.9 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2017, approximately $0.15 million (RMB 1.0 million) deferred financing cost was amortized. As of December 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.14 million (RMB 0.9 million).

Interest expense for all of the short term loans for the years ended December 31, 2017, 2016 and 2015 was $68.8 million, $14.8 million and $2.2 million, respectively. The weighted average interest rate for the year ended December 31, 2017, 2016 and 2015 was 7.0%, 9.4% and 11.5%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

Long term loans consist of the following:

		As of
		December 31,	December 31,
		2017	2016
(l)	Loans payable to Evergrowing Bank - Qixia Branch	$-	$115,194,102
(m)	Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	-	143,560,650
(n)	Loans payable to Minsheng Trust - gross amount	-	28,798,526
	Loans payable to Minsheng Trust - deferred financing cost	-	(563,984)
(o)	Loans payable to Sichuan Trust - gross amount	-	215,988,941
	Loans payable to Sichuan Trust - deferred financing cost	-	(2,359,280)
(p)	Loans payable to China Aviation Capital - gross amount	-	41,757,862
	Loans payable to China Aviation Capital - deferred financing cost	-	(1,055,387)
(q)	Loans payable to China Construction Investment Trust - gross amount	-	43,197,788
	Loans payable to China Construction Investment Trust - deferred financing cost	-	(371,697)
(r)	Loans payable to Hubei Assets Management	-	43,197,788
(s)	Loans payable to Zheshang Jinhui Trust	-	79,195,945
(t)	Loans payable to Zhongjiang International Trust	-	57,597,051
(u)	Loans payable to Anxin Trust	461,084,471	431,977,883
(v)	Loans payable to Chang'An Trust - gross amount	153,694,824	28,654,533
	Loans payable to Chang'An Trust - deferred financing cost	(1,563,230)	-
(w)	Loans payable to China Aviation Trust - gross amount	47,645,395	-
	Loans payable to China Aviation Trust - deferred financing cost	(761,674)
(x)	Loans payable to National Trust – gross amount	53,793,188	-
	Loans payable to National Trust - deferred financing cost	(228,068)	-
(y)	Loans payable to Zheshang Jinhui Trust (new) - gross amount	76,847,412	-
	Loans payable to Zheshang Jinhui Trust (new) - deferred financing cost	(1,102,181)
	Total long term loans, net of deferred financing costs	$789,410,137	$1,224,770,721

(l) Loans payable to Evergrowing Bank – Qixia Branch (see Note 5 (d) above)

(m) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch (see Note 5 (e) above)

(n) Loan payable to Minsheng Trust

On June 24, 2016, Wuhan Kingold entered into a loan agreement with Minsheng Trust, with an aggregate amount of approximately $30.7 million (RMB 200 million), with a maturity date of June 22, 2018. During the year ended December 31, 2017, the Company fully repaid the loan. The pledged gold and restricted deposit were released and refunded upon the repayment.

The Company paid approximately $0.8 million (RMB 5.3 million) as loan origination fee for obtaining the loan. For the years ended December 31, 2017 and 2016, approximately $0.6 million (RMB 3.9 million) and $0.2 million (RMB 1.4 million) deferred financing cost was amortized, respectively. As of December 31, 2017, the deferred financing cost was fully amortized.

(o) Loans payable to Sichuan Trust (see Note 5 (f) above)

(p) Loans payable to China Aviation Capital (see Note 5 (g) above)

(q) Loans payable to China Construction Investment Trust (see Note 5 (i) above)

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(r)  Loans payable to Hubei Assets Management

On September 30, 2016, the Company entered into an Entrust Loan Agreement with the Hubei Asset Management Co., Ltd. to borrow from Industrial and Commercial Bank of China Wuhan Jiang'an Branch of a maximum of approximately $46.1 million (RMB 300 million) as a working capital loan in the later period. During the year ended December 31, 2017, the Company fully repaid the loan. The pledged gold was released to the Company upon the repayment.

(s) Loans payable to Zheshang Jinhui Trust (see Note 5 (j) above)

(t) Loans payable to Zhongjiang International Trust (see Note5 (k) above)

(u) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allows the Company to access of approximately $461.1 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with various maturity dates from February 19, 2019 to October 12, 2019. The purpose of this trust loan is to provide working capital for the Company to purchase gold. The loan is secured by 15,450 kilograms of Au9999 gold in aggregate with carrying value of approximately $552.1 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of December 31, 2017, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $4.6 million (RMB 30 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(v) Loans payable to Chang’An Trust

On March 9, 2016, Wuhan Kingold entered into a Trust Loan Contract with Chang’An International Trust Co., Ltd. (“Chang’An Trust”). The agreement allows the Company to access a total of approximately $46.1 million (RMB 300 million) for the purpose of working capital needs. During the year ended December 31, 2017, the Company fully repaid the loan. As of December 31, 2017, the restricted deposit was refunded to the Company.

In September 2017, Wuhan Kingold entered into a new Trust Loan Contract with Chang’An Trust. The agreement allows the Company to access a total of approximately $153.7 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 10% with a term of 24 months and is secured by 4,784 kilograms of Au9999 gold in aggregate with carrying value of approximately $172.7 million (RMB 1.1 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of December 31, 2017, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.7 million (RMB 11.0 million) as loan origination fee for obtaining the new loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2017, approximately $0.1 million (RMB 0.8 million) deferred financing cost was amortized. As of December 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1.6 million (RMB 10.2 million).

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(w) Loans payable to China Aviation Trust

On January 25, 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $47.6 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8% based on the principal amount received. The Company pledged 1,647 kilograms of Au9999 gold with carrying value of approximately $58.2 million (RMB 378.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3.1 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.4 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2017, approximately $0.7 million (RMB 4.3 million) deferred financing cost was amortized. As of December 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.8 million (RMB 5.0 million).

(x) Loans payable to National Trust

On February 28, 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $53.8 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. For the loan obtained, the Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617% based on the principal amount received. The Company pledged 1,745 kilograms of Au9999 gold with carrying value of approximately $62.7 million (RMB 408 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.39 million (RMB 2.6 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2017, approximately $0.16 million (RMB 1.1 million) deferred financing cost was amortized. As of December 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $0.23 million (RMB 1.5 million).

(y) Loans payable to Zheshang Jinhui Trust (new)

In November 2017, Wuhan Kingold entered into a new Trust Loan Contract with Zheshang Jinhui Trust. The agreement allows the Company to access a total of approximately $153.7 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 7.7% with a term of 24 months and is secured by 2,540 kilograms of Au9999 gold in aggregate with carrying value of approximately $91.8 million (RMB 597.4 million). The loan is also guaranteed by the CEO and Chairman of the Company. As of December 31, 2017, the Company received an aggregate of approximately $76.9 million (RMB 0.5 billion) from the loan. The Company also made a restricted deposit of approximately $0.8 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.15 million (RMB 7.5 million) as loan origination fee for obtaining the new loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2017, approximately $0.05 million (RMB 0.3 million) deferred financing cost was amortized. As of December 31, 2017, the unamortized deferred financing cost related to obtaining this loan was approximately $1.1 million (RMB 7.2 million).

Total Interest for the long term loans in the amount of $59.7 million, $52.3 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average interest rate for the years ended December 31, 2017, 2016 and 2015 was 11.6%, 11.2% and 11.5%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS IN GOLD

As of December 31, 2017 and 2016, the Company allocated total of 59,523,000 and 54,677,490 grams of Au9999 gold in its inventories with carrying value of approximately $2,131.6 million and $1,830.6 million as investments in gold for obtaining various loans from banks and financial institutions. (See Note 5)

During the year ended December 31, 2017, the Company leased a total of 10,225 kilograms of gold and pledged as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of RMB 2 billion loan from Evergrowing Bank Huanshan Road Branch. (See Note 10)

During the year ended December 31, 2017, the Company leased a total of 523 kilograms of gold and pledged as collateral for obtaining total amount of RMB 100 million loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 10)

During the year ended December 31, 2017, the Company also leased a total of 4,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $138.9 million (RMB 903.6 million) from Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party. The leased gold was fully returned by the Company to Shuntianyi as of March 31, 2017. (See Note 7)

As of December 31, 2017, a total of 70,271 kilograms of Au9999 gold investments with a change of fair market value of $3.3 million after the exchange rate adjustment , which resulted in net unrealized gain of $2.5 million, net of tax, as of December 31, 2017. The Company recorded the change in unrealized gain as other comprehensive income, net of tax.

As of December 31, 2017, the total of 26,689 kilograms of Au9999 gold with fair market value of approximately $957.1 million was pledged for long-term bank loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 43,582 kilograms of Au9999 gold with fair market value of approximately $1,562.9 million was classified as current assets as of December 31, 2017.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOLD LEASE PAYABLE – RELATED PARTY

On January 3, 2017, the Company entered into a gold lease agreement with Shuntianyi, a related party which was controlled by the CEO and the Chairman of the Company, to lease a total of 4,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $138.9 million. This lease was from January 3, 2017 to February 28, 2017. The Company recorded this transaction as gold lease payable – related party. The leased gold was fully returned by the Company to Shuntianyi as of March 31, 2017. There were no additional gold lease activates with related parties in 2017.

During the year ended December 31, 2016, the Company entered into multiple gold lease agreements with Wuhan Shuntianyi Investment Management Ltd. (“Shuntianyi”), a related party which is controlled by the CEO and the Chairman of the Company, to lease a total of 16,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $538.6 million (RMB 3,740 million). The Company recorded these transactions as gold lease payable – related party. The leased gold was fully returned by the Company to Shuntianyi as of December 31, 2016.

NOTE 8 – GOLD LEASE PAYABLE – BANK

The Company allocated a significant amount of gold in its inventories as investments in gold and pledged as collateral to secure loans from banks and financial institutions. In order to meet the Company’s production needs, the Company also utilized 185,000 grams of leased Au9999 gold in aggregate with carrying value of approximately $7.2 million (RMB 49.8 million) from Shanghai Pudong Development Bank (“SPD Bank”), and recorded this transaction as gold lease payable – bank. The leased gold from SPD Bank was returned when the lease expired in June 2017. (See Note 18)

Note 9 - THIRD PARTY LOAN

On April 12, 2016, the Company entered into a loan agreement with Yantai Runtie Trade Ltd. for a total loan of approximately $30.7 million (RMB 200 million). In April 2017, the Company fully repaid the loan and the restricted deposit was refunded upon the repayment.

NOTE 10 – RELATED PARTIES LOANS

(a)   Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $153.7 million (RMB 1,000 million). The loan has one-year term from January 12, 2017 to January 10, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $193.2 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $153.7 million (RMB 1,000 million). The loan has one-year term from February 20, 2017 to February 20, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $173 million (RMB 1.1 billion) as collateral.

As of December 31, 2017, the aggregated borrowing amount from Kangbo was $307.4 million (RMB 2,000 million). The Company classified these loans as current liabilities. Total interest expense for above related party loans was approximately $12.9 million for the year ended December 31, 2017.

The Company subsequently repaid $230.5 million (RMB 1,500 million) loans to Kangbo upon maturity in January 2018 and February 2018, respectively. 7,870 kilograms of pledged gold in Evergrowing Bank - Yantai Huanshan Road Branch were released to the Company accordingly. For the remaining $76.8 million (RMB 500 million) loan matured on March 2, 2018, the Company entered into a loan extension agreement with Kangbo to extend the loan borrowing period for additional seven months until October 2, 2018.

 KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTIES LOANS (continued)

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

On February 22, 2017, the Company signed a non-interest bearing credit line agreement with Wuhan Kingold Industrial Group for additional loan of $123 million (RMB 800 million) with a 5 year maturity to February 21, 2022.

In April 2017, the Company signed three additional non-interest bearing credit line agreements with Wuhan Kingold Industrial Group for additional loans totaling $207.5 million (RMB 1.35 billion) with 5 year maturity to April 2022.

During the year ended December 31, 2017, the Company repaid loans totaling $776.2 million (RMB 5.05 billion) and obtained loans totaling $837.6 million (RMB 5.45 billion).

As of December 31, 2017, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $553.3 million (RMB 3.6 billion). The Company classified these loans as non-current liabilities.

The Company subsequently signed additional non-interest bearing credit line agreement with Wuhan Kingold Industrial Group to borrow additional $322.8 million (RMB 2.1 billion) loan as working capital with 5 year maturity to January 2023 (see Note 21).

(c)   Loans payable to Wuhan Huayuan Technology Development Limited

On June 8, 2017, Wuhan Kingold signed a loan agreement with Wuhan Huayuan Technology Development Limited (“Wuhan Huayuan”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of $15.3 million (RMB 100 million). The purpose for the loans is for working capital and purchasing gold. The loan has four years term from June 8, 2017 to June 8, 2021, and bears fixed interest of 7%. The Company also pledged 523 kilograms of Au9999 gold with carrying value of approximately $19.1 million (RMB 124.4 million) as collateral to secure this loan. During the year ended December 31, 2017, the Company repaid $0.8 million (RMB 5.4 million), results in the outstanding balance of $14.5 million (RMB 94.6 million) as of December 31, 2017. Interest expense of $574,228 was recorded for this loan for the year ended December 31, 2017.

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the Company made sales of totalling $127.2 million (RMB 0.86 billion) to Wuhan Kingold Industrial Group, a related party which is controlled by the CEO and Chairman of the Company.

During the years ended December 31, 2017 and 2016, the Company received working capital from the CEO and Chairman of the Company, to pay certain expenses to various service providers on behalf of the Company. Such proceeds are unsecured and payable on demand with no interest. As of December 31, 2017 and December 31, 2016, the amount due to this related party was $2,630,301 and $7,223,321, respectively.

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $85,245 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. As of December 31, 2017, the Company had lease payable to Wuhan Huayuan of $263,740, which was included in other payables and accrued expenses.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded $211,692, $132,600 and $Nil rent expense, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes for 2017 and 2016. The Company has loss carry forwards of approximately $18,100,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2037. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2017, 2016 and 2015 was approximately $6,152,000, $5,699,000 and $5,335,000, respectively. The net increase in the valuation allowance for the years ended December 31, 2017, 2016 and 2015 was approximately $453,000, $364,000 and $623,000, respectively.

Dragon Lead is incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the years ended December 31, 2017, 2016 and 2015. The Company recorded $6,677,675 and $Nil deferred income tax assets as of December 31, 2017 and 2016, respectively.

The Company intends to reinvest its foreign profits indefinitely in order to avoid a tax liability upon repatriation to the United States. Since the U.S. holding company does not have any earnings and profits, distributions made in 2014 were deemed as a return of capital for U.S. income tax purpose.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has determined that the Company’s VIE in PRC does not qualify as a reportable controlled foreign corporation (“CFC”) in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result the Company assessed there was no significant income tax impact during the period in which the legislation was enacted. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the Company’s VIE in PRC does not qualify as a reportable CFC, therefore it is not necessary to record any income tax provision in connection with the transition tax on the mandatory deemed repatriation of foreign earnings at December 31, 2017. Additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2018 when the analysis is complete.

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the year ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
	2017	2016	2015
United States	$(1,331,862)	$(1,010,848)	$(1,833,064)
Foreign	36,699,373	126,541,875	29,733,565
	$35,367,511	$125,531,027	$27,900,501

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (continued)

Significant components of the income tax provision were as follows for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
	2017	2016	2015
Current tax provision
Federal	$-	$-	$-
State	-	-	-
Foreign	17,678,757	33,055,811	4,488,815
	$17,678,757	$33,055,811	$4,488,815

Deferred tax provision (benefit)
Federal	-	-	-
State	-	-	-
Foreign	(8,503,898)	(428,101)	1,849,910
	(8,503,898)	(428,101)	1,849,910
Income tax provision	$9,174,859	$32,627,710	$6,338,725

The components of deferred tax assets and deferred tax liability as of December 31, 2017, 2016 and 2015 consist of the following:

	As of December 31,
	2017	2016	2015
Deferred tax assets:
Accrued interest	$1,824,171	$-	$-
Inventory Valuation	4,545,708	-	-
Accrued expenses	330,663	-	-
Deferred financing costs on loans	741,008	-	-
Other temporary difference	56,062	721,570	-
Net operating losses from parent company	6,151,702	5,698,869	5,335,180
Valuation allowance	(6,151,702)	(5,698,869)	(5,335,180)
	$7,497,612	$721,570	$-

Deferred financing costs on the loans	-	(1,971,192)	-
Deferred tax liability from capitalized interest	-	-	(1,774,993)
Unrealized gain due to change in fair value of investments in gold	(819,937)	-	-
Deferred tax assets (liability) - Net	$6,677,675	$(1,249,622)	$(1,774,993)

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
	2017	2016	2015
US statutory rate	34%	34%	34%
Foreign income and loss not recognized in U.S.A.	(34)%	(34)%	(34)%
China income tax	25%	25%	25%
Miscellanies and non-deductible expense	1%	1%	(2.3)%
Effective tax rate	26%	26%	22.7%

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EARNINGS PER SHARE

For the year ended December 31, 2017, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the year ended December 31, 2017. As a result, total of 421,548 unexercised warrants and options are dilutive, and were included in the computation of diluted EPS.

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

The following table presents a reconciliation of basic and diluted net income per share:

	For the years ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$26,192,652	$92,909,812	$21,562,07
Weighted average number of common shares outstanding - Basic Effect of dilutive securities	66,050,498	66,472,046	65,963,502
Unexercised warrants and options	421,548	345,642	-
Weighted average number of common shares outstanding – diluted	66,472,046	66,337,129	65,963,502

Earnings per share - Basic	$0.40	$1.41	$0.33
Earnings per share – Diluted	$0.39	$1.40	$0.33

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - OPTIONS

The Company recorded $33,014, $44,572 and $530,542 stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had 3,191,875 outstanding vested stock options with a weighted average remaining term over 3.73 years and 28,125 unvested stock options with a weighted average remaining term over 7 years. Unamortized stock-based compensation expense was $25,032, $58,039 and $$102,611 as of December 31, 2017, 2016 and 2015, respectively. The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2015	3,220,000	$1.90	5.76
Exercisable, December 31, 2015	3,009,375	$1.95	5.63

Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-

Outstanding, December 31, 2016	3,220,000	$1.90	4.76
Exercisable, December 31, 2016	3,152,500	$1.92	4.70

Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-

Outstanding, December 31, 2017	3,220,000	$1.90	3.76
Exercisable, December 31, 2017	3,191,875	$1.91	3.73

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - WARRANTS

Following is a summary of the status of warrant activities as of December 31, 2017, 2016 and 2015:

	Number of	Weighted Average	Weighted average
	warrants	Exercise Price	Remaining Life in Years
Outstanding, December 31, 2015	294,000	$3.61	0.04
Granted	300,000	1.35	0.52
Forfeited	(294,000)	-	-
Exercised	(55,365)	-	-
Outstanding, December 31, 2016	244,635	$1.38	0.52
Granted	-	-	-
Forfeited	(150,000)	-	-
Exercised	(94,635)	-	-
Outstanding, December 31, 2017	-	$-	-

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a wholly owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold in matters relating to investor relations, capital markets and shareholder value creation strategy. As the part of the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. As of December 31, 2017, no warrants were issued to BIP because the performance target has not been met.

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

On May 10, 2016, the Company terminated the consulting agreement. On June 27, 2016, the Company and BIP signed a settlement agreement (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company and BIP agreed that (1) the First Tranche Warrants and the Second Tranche Warrants would remain vested and outstanding, (2) the third, fourth and fifth tranches of success fee warrants would be cancelled; and (3) crediting of $66,439 in outstanding but unpaid fees against the exercise price of the First Tranche Warrants would be the only payment made or required under the Service Agreement. As a result, BIP received (a) 55,365 shares, (b) warrants to purchase 94,635 shares for $1.2 per share, which expired June 28, 2017, and (c) warrants to purchase 150,000 shares for $1.50 per share, which may be exercised until July 17, 2017. As a result of the Settlement Agreement, the Company does not have any liability for future warrants issuance to BIP. During the six months ended June 30, 2017, 94,635 warrants were exercised   and these shares were issued in August 2017. On July 17, 2017, the Company received notice from BIP not to exercise the remaining 150,000 warrants. As of December 31, 2017, there were no warrants outstanding.

For the years ended December 31, 2017, 2016 and 2015, the Company included $Nil, $129,295 and $Nil warrants cost in the general administrative expenses, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - NONCONTROLLING INTEREST

For the year ended December 31, 2015, Non-controlling interest represents the minority stockholders’ 45% proportionate share of the results of the newly established subsidiary Kingold Internet and Yuhuang.

On December 14, 2016, Wuhan Kingold transferred its 55% ownership interest in Kingold Internet to Wuhan Kingold Industrial Group Co., Ltd., a related party, for a consideration of $79,196 (RMB 550,000). After the transfer, Kingold Internet and Yuhuang were no longer the subsidiaries of Wuhan Kingold. There was no non-controlling interest as of December 31, 2017 and 2016.

A reconciliation of non-controlling interest as of December 31, 2016 as follows:

As of December 31,
2016
Beginning Balance	$73,274
Capital Contribution	-
Proportionate shares of Net loss	(6,214)
Foreign currency translation gain (loss)	(4,222)
Deconsolidation of subsidiaries	(62,557)
Ending Balance	$-

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $17,632,270 and $81,354,642 as of December 31, 2017 and 2016, respectively. The cash balance held in the BVI bank accounts was $Nil and $7,083 as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company held $266,012 of cash balances within the United States, which was $16,012 in excess of FDIC insurance limits of $250,000. As of December 31, 2016, the Company held $281,018 of cash balances within the United States, which was $31,018 in excess of FDIC insurance limits of $250,000.

For the years ended December 31, 2017 and 2016, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the years was gold, which accounted for almost 100% of its total purchases for the years ended December 31, 2017, 2016 and 2015. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

During the years ended December 31, 2017, 2016 and 2015, approximately 23.3%, 21.5% and 18.8% of the Company’s net sales were generated from the Company’s five largest customers, respectively. No customer accounted for more than 10% of annual sales for the years ended December 31, 2017, 2016 and 2015.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - GOLD LEASE TRANSACTIONS

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

During the year ended December 31, 2016, the Company returned 2,490 kilograms of gold, which amounted to approximately $86.4 million (RMB 600 million) back to CCB upon lease maturity.

As of December 31, 2016, the Company pledged restricted cash of approximately $14.4 million (RMB 100 million) as collateral to safeguard the gold lease from CCB, which was returned to the Company in early 2017 as the leased gold was returned at the end of December 2016.

During the year ended December 31, 2017, no gold lease transactions were made and no leased gold was outstanding from CCB as of December 31, 2017.

b)	Gold lease transactions with SPD Bank

During the year ended December 31, 2016, the Company entered into gold lease agreements with Shanghai Pudong Development Bank and leased an aggregate of 345 kilograms of gold, which amounted to approximately $13.4 million (RMB 93.3 million). The leases had initial terms of six months to one year and provided an interest rate from 3.0% to 3.3% per annum. During the year ended December 31, 2016, the Company returned 1,077 kilograms of gold, which amounted to approximately $37.2 million (RMB 258.6 million) back to SPD Bank upon lease maturity. The remaining leased gold of 185 kilograms of leased gold which amounted to approximately $7.2 million (RMB 49.8 million) was returned to the SPD Bank upon lease maturity in September 2017.

The remaining leased gold of 185 kilograms which amounted to approximately $7.2 million (RMB 49.8 million) was returned to the SPD Bank upon lease maturity in September 2017. The pledged restricted cash of approximately $8.1 million (RMB 55.6 million) as collateral to safeguard the gold lease from SPD Bank was also fully refunded to the Company upon lease maturity.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - GOLD LEASE TRANSACTIONS (continued)

c)	Gold lease transaction with CITIC Bank

During 2015, Wuhan Kingold entered into a gold lease agreement with CITIC Bank to lease an additional 850 kilograms of gold (valued at approximately $31 million or RMB 201 million). The lease had an initial term of one to six months and provided an interest rate of 6% per annum. The Company was required to deposit cash into an account at CITIC Bank equal to approximately $1.2 million (RMB 8.0 million). During 2015, the Company returned 1,150 kilograms of leased gold upon maturity, which amounted to approximately $44.3 million (RMB 287.4 million). The remaining amount was returned to the Bank upon lease maturity in 2016.

As of December 31, 2017 and 2016, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard the gold lease from CITIC.

d)	Gold lease transaction with Industrial and Commercial Bank of China (“ICBC’)

During the year ended December 31, 2016, the Company entered into additional gold lease agreements with ICBC and leased an aggregate amount of 527 kilograms of gold, which amounted to approximately $20.1 million (RMB 139.7 million). The leases had initial terms of half year and provide an interest rate of 2.75% per annum. As of December 31, 2016, 527 kilograms of leased gold were all returned to ICBC.

As of December 31, 2017 and 2016, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard the gold lease from ICBC.

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

As of December 31, 2017, the Company had no leased gold outstanding. As of December 31, 2016, 185 kilograms of leased gold was outstanding, at the approximated amounts of $7.2 million.

Interest expense for all gold lease arrangements for the years ended December 31, 2017, 2016 and 2015 was approximately $0.1 million, $3.9 million and $7.0 million, respectively, which was included in the cost of sales.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Guarantee for Third Party

On April 12, 2016, Wuhan Kingold signed the collateral agreements with Evergrowing Bank - Yantai Huangshan Road Branch to pledge restricted deposits of totaling $30.7 million (RMB 200 million). The pledged deposits is to guarantee a bank acceptance note agreement signed between Yantai Runtie Trade Ltd. and Evergrowing Bank - Yantai Huangshan Road Branch, which allows Yantai Runtie Trade Ltd. to access a loan of approximately $30.1 million (RMB 200 million) with a term of one year from April 12, 2016 to April 12, 2017, and bearing a fixed annual interest rate of 2.01%.

On April 12, 2017, Wuhan Kingold repaid the loan of approximately $30.7 million (RMB 200 million) to Yantai Runtie Trade Ltd. upon maturity. The restricted deposit of totaling $30.7 million (RMB 200 million) in connection with this loan was also released to the Company upon the repayment.

Guarantee for Related Party

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $153.7 million (RMB 1,000 million). The loan has a one-year term from January 12, 2017 to January 12, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $193.2 million (RMB 1.3 billion) as collateral. The Company subsequently repaid Kangbo and the pledged gold to Evergrowing Bank – Yantai Huanshan Road Branch was returned to the Company accordingly.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $153.7 million (RMB 1,000 million). The loan has one-year term from February 20, 2017 to February 20, 2018, and is interest free. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $173 million (RMB 1.1 billion) as collateral. The Company subsequently repaid $230.5 million (RMB 1,500 million) loans to Kangbo upon maturity in January 2018 and February 2018, respectively. 7,870 kilograms of pledged gold in Evergrowing Bank - Yantai Huanshan Road Branch were released to the Company accordingly. For the remaining $76.8 million (RMB 500 million) loan matured on March 2, 2018, the Company entered into a loan extension agreement with Kangbo to extend the loan borrowing period for additional seven months until October 2, 2018 with additional 300 kilograms of gold pledged.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $85,245 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $211,692, $132,600 and Nil rent expenses, respectively. As of December 31, 2017, the Company had lease payable to Wuhan Huayuan of $263,740, which included in other payables and accrued expenses.

As of December 31, 2017, the Company was obligated under non-cancellable operating leases for minimum rentals as follows:

For the Twelve Months Ending December 31,
2018	$254,314
2019	254,314
2020	254,314
2021	212,047
2022	42,623
$1,017,612

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Our following table summarizes the quarterly results of operations for the years ended December 31, 2017 and 2016:

	Fiscal Quarterly
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	(in millions, expect per share data)
2017
Net sales	$292.3	$475.9	$584.5	$675.0
Income from operations	13.2	44.6	74.7	53.5
Net income (loss) attributable to Kingold Jewelry, Inc.	(21.3)	8.0	29.0	10.5
Earnings per share
Earnings per share - basic	$(0.32)	$0.12	$0.44	$0.16
Earnings per share – dilute	$(0.32)	$0.12	$0.44	$0.15

2016
Net sales	$282.2	$390.3	$390.5	$357.6
Income from operations	25.6	42.9	48.3	17.1
Net income attributable to Kingold Jewelry, Inc.	15.2	19.9	15.9	41.9
Earnings per share
Earnings per share - basic	$0.23	$0.30	$0.24	$0.64
Earnings per share – dilute	$0.23	$0.30	$0.24	$0.63

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – SUBSEQUENT EVENTS

On December 26, 2017, Wuhan Kingold Jewelry Company Limited, entered into a Trust Loan Contract in the amount of no more than RMB 1,500 million (equivalent to approximately US$ 230 million) with China Minsheng Trust Co., Ltd. The stated purpose of the trust loan is supplementary liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 24-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 30 months. The Trust Loan bears interest at a fixed annual rate of 9.2%. The Trust Loan is secured by 7,887 kilograms of Au9999 gold, pledged by Wuhan Kingold. The required minimum pledge rate is 70%. The Company’s CEO Mr. Zhihong Jia also agreed to guarantee the Trust Loan. The repayment of the Trust Loan may be accelerated under certain conditions, including upon a default of principal or interest payment when due, breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. The loan was subsequently released and proceeds received on January 3, 2018 in the amount of RMB 1.4 billion (approximately $215.1 million).

On December 28, 2017, Wuhan Kingold Jewelry Company Limited passed a resolution to increase the line of credit limit with Wuhan Kingold Industrial Group from originally maximum $769.2 million (RMB 5 billion) to $923 million (RMB 6 billion). Pursuant to this resolution, on January 2, 2018, Wuhan Kingold Jewelry signed an agreement and borrowed additional RMB 2.1 billion non-interest bearing loan from Wuhan Kingold Industrial Group as working capital to be used in gold inventory purchase. The loan period is from January 2, 2018 to January 2, 2023 for five years. The loan will be repaid upon maturity.

From January 2018 and early March 2018, the Company repaid an aggregate of $230.5 million (RMB 1.5 billion) loans to related party Kangbo upon maturity (see Note 10) and also repaid aggregate of $233.8 million (RMB 1.521 billion) loans to various financial institutions (see Note 5).

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS (IN U.S. DOLLARS)

(Unaudited)

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS

Cash	$266,011	$281,017
Other current assets and prepaid expenses	500	500
Total current assets	266,511	28,517
OTHER ASSETS
Investment in subsidiaries	390,065,876	282,425,857
Total other assets	390,065,876	282,425,857
TOTAL ASSETS	$390,332,387	$282,707,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Other payables and accrued expenses	$100,000	$217,087
Total current liabilities	100,000	217,087
TOTAL LIABILITIES	100,000	217,087

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2017 and 2016	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 and 66,018,867 shares issued and outstanding as of December 31, 2017 and December 31, 2016	66,113	66,018
Additional paid-in capital	80,377,449	80,230,968
Retained earnings
Unappropriated	303,666,611	277,473,959
Appropriated	967,543	967,543
Accumulated other comprehensive income (deficit)	5,154,671	(76,248,201)
Total Equity	390,232,387	282,490,287
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	390,332,387	282,707,374

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

(Unaudited)

	For the years ended December 31,
	2017	2016	2015
OPERATING EXPENSES
Selling, general and administrative expenses	$(1,297,888)	$(966,276)	$(1,302,521)
Stock compensation expenses	(33,014)	(240,306)	(530,542)
Total operating expenses	(1,330,902)	(1,206,582)	(1,833,063)
EQUITY INCOME OF SUBSIDIARIES	27,523,554	94,109,899	23,394,839
NET INCOME	26,192,652	92,903,317	21,561,776
Add: net loss attribute to the non-controlling interest	-	6,495	296
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,192,652	$92,909,812	$21,562,072

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold	$58,650,446	$(54,789,485)	$-
Total foreign currency translation gain (loss)	22,752,426	(21,461,689)	(14,740,716)
Less: foreign currency translation loss attributable to non-controlling interest	-	(4,222)	4,251
Total Other comprehensive gain ( loss) attributable to KINGOLD JEWELRY, INC.	$81,402,872	$(76,246,952)	$(14,744,967)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Common stockholders	$107,595,524	$16,662,860	$6,817,105
Non-controlling interest	-	(10,717)	3,955
	$107,595,524	$16,652,143	$6,821,060

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS (IN U.S. DOLLARS)

(Unaudited)

	For the years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,192,652	$92,903,317	$21,561,776
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Income from subsidiaries	(26,123,585)	(92,394,901)	1,388,389
Share based compensation for services	33,014	44,572	530,542
Warrants and shares issued for consulting services	-	195,734	-
Changes in operating assets and liabilities (increase) decrease in:
Other payables and accrued expenses	(117,087)	(612,170)	140,000
Net cash provided by (used in) operating activities	(15,006)	136,552	82,479

NET (DECREASE) INCREASE IN CASH	(15,006)	136,552	82,479
CASH, BEGINNING OF YEAR	281,017	144,465	61,986
CASH, END OF YEAR	$266,011	$281,017	$144,465

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.
NOTES TO SCHEDULE 1

1.	Basis of presentation

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

3.	Commitments

The Company did not have any significant commitments or long-term obligations as at December 31, 2017 and 2016.

4.	Options

The Company recorded $33,014, $44,572 and $530,542 stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had 3,191,875 outstanding vested stock options with a weighted average remaining term over 3.73 years and 28,125 unvested stock options with a weighted average remaining term over 7 years. Unamortized stock-based compensation expense was $25,032, $58,039 and $$102,611 as of December 31, 2017, 2016 and 2015, respectively.

5.	Warrants

For the years ended December 31, 2017, 2016 and 2015, the Company included $Nil, $129,295 and $Nil warrants cost in the general administrative expenses, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis.

Based on the assessment, management determined that, as of December 31, 2017, we did not maintain effective internal control over financial reporting due to the existence of the following significant deficiencies and material weaknesses:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2017;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of communication between management, chief executive officer and the board of directors relating to the approval of obtaining loans from banks, other financial institutions, related parties, third parties, and proving guarantees to related parties, third parties and gold lease transactions with related parties;

•	Lack of functional internal audit department that monitors the consistencies of the prescribed internal control procedures;

•	Lack of proper recording of the leased gold inventory with related party and the related party loan agreements and restricted cash.

•	Lack of proper accounting and recording of the investments in gold and the related loans payable to banks, financial institutions and related parties.

In order to remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions including gold leases and loans with a value in excess of $250,000. Notwithstanding this requirement, our Board determined in the course of preparing this annual report that management did not consistently seek Board approval prior to causing Wuhan Kingold to enter into a number of transactions covered by these resolutions. In addition to failing to approve such transactions as anticipated, this absence of prior approval resulted in our failure to disclose such transactions at the time they occurred. Further, we intend to explore implementing additional policies and procedures, which may include:

•	Reporting other material and non-routine transactions to the Board and obtain proper approval,

•	Recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

•	Improving the communication between management, board of directors and chief financial officer.

•	Improving the internal audit function, internal control policies and monitoring controls.

•	Holding monthly Business Meeting - management reports to the board of directors of significant events such as loans renewals, related parties' transactions, new loans obtained from related and third parties, gold inventories and gold investment (pledged gold) movements and guarantees to related parties and third parties loans.

•	To hold financial controller accountable for any omitted or misleading transactions not reported to the board of directors and the independent auditors.

Changes in Internal Control over Financial Reporting

Except for the actions taken to remedy the material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions, as we experienced in 2017, some of the procedures we intended to implement from 2016 were not carried out during 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of the date of this filing the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the board of directors, or the Board, and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name	Age	Position
Zhihong Jia	56	Chief Executive Officer and Chairman of the Board
Bin Liu	47	Chief Financial Officer and Secretary
Jun Wang	44	General Manager and Director
Guang Chen	39	Independent Director
Alice Io Wai Wu	46	Independent Director
Zhiyong Xia	49	Independent Director

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

JUN WANG

Mr. Wang has served as one of our directors since June 16, 2014 and as our general manager since May 1, 2014. Mr. Wang has worked at Wuhan Kingold since 2003 as a gold investment analyst, and has successively served as the manager of the purchase department, the manager of the investment department, the assistant general manager and as the vice general manager of Wuhan Kingold. From 2000 to 2002, Mr. Wang worked at Hubei Mailyard Group Company and led its network information management and website development. From 1997 to 2000, Mr. Wang worked at MODISH C’BONS Cosmetics Company and led its network information management and logistics management. Mr. Wang graduated with a Bachelor’s Degree from the Computer Engineering Department of Central China Normal University in 1997 where he majored in software development and application. Mr. Wang was elected to the Board due to his 14 years of working experience both within the gold jewelry industry and at Wuhan Kingold, his experience and involvement with the company, as well as his deep understanding of the gold jewelry industry and abundant experience in the management of industrial production technology and business management.

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

Board of Directors

All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. At the Annual Meeting of Shareholders held on December 8, 2017, the above-mentioned directors were elected to the Board. Our board of directors normally hold meetings on a quarterly basis.

Director Independence

In accordance with the current listing standards of The NASDAQ Stock Market, our Board, on an annual basis, affirmatively determines the independence of each director or nominee for election as a director. Our Board has determined that three of our current directors, Ms. Wu, Messrs. Chen and Xia, are “independent directors” as defined under the NASDAQ Rules, constituting a majority of independent directors of our Board as required by the corporate governance rules of NASDAQ. In making this determination, our Board has concluded that none of those members has an employment, business, family or other relationship that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Board Committees

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating Committee. Our Board of Directors has adopted written charters for each of these committees. Copies of the charters are available on our website at www.kingoldjewelry.com. Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Ms. Wu, Mr. Chen and Mr. Xia currently serve on the Audit Committee, which is chaired by Ms. Wu. Our Audit Committee falls within the definition of ‘‘Audit Committee’’ under Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act. In addition to meeting The NASDAQ Stock Market’s tests for director independence, directors serving on our Audit Committee must meet two basic criteria set forth in the rules promulgated by the SEC. First, Audit Committee members are barred from accepting, directly or indirectly, any consulting, advisory or other compensatory fee from us or any affiliate of us, other than in the member’s capacity as a member of our Board and any Board committee. Second, a member of our Audit Committee may not be an affiliated person of us or any subsidiary of us, apart from his or her capacity as a member of our Board and any Board committee. Our Board has determined that each member of our Audit Committee meets these independence requirements, in addition to the independence criteria established by The NASDAQ Stock Market. Our Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board has determined Ms. Wu is an ‘‘Audit Committee financial expert,’’ as defined in Item 407(d) of Regulation S-K. Our Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with The NASDAQ Stock Market requirements, discusses policies with respect to risk assessment and risk management. Our Audit Committee’s primary duties and responsibilities include:

•	reviewing the financial reports provided by us to the Commission, our stockholders or to the general public;

•	reviewing our internal financial and accounting controls;

•	recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations;

•	overseeing the appointment, compensation and evaluation of the qualifications and independence of our independent auditors;

•	overseeing our compliance with legal and regulatory requirements;

•	overseeing the adequacy of our internal controls and procedures to promote compliance with accounting standards and applicable laws and regulations;

•	engaging advisors as necessary; and

•	determining the funding from us that is necessary or appropriate to carry out the Audit Committee’s duties.

Compensation Committee

Mr. Xia, Ms. Wu and Mr. Chen currently serve on the Compensation Committee, which is chaired by Mr. Xia. Each member of the Compensation Committee is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the listing standards of The NASDAQ Stock Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee also administers our stock option incentive plan, and assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Compensation Committee’s responsibilities include:

•	considering and authorizing the compensation philosophy for our personnel;

•	monitoring and evaluating matters relating to our compensation and benefits structure;

•	reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer and other executive officers’ compensation;

•	evaluating the Chief Executive Officer’s and other executive officers’ performance in light of corporate goals and objectives and determining and approving the Chief Executive Officer’s and other executive officers’ compensation based on such evaluation;

•	reviewing and approving all compensation for all our nonemployee directors and other employees of ours and our subsidiaries with a base salary greater than or equal to $100,000;

•	reviewing the terms of our incentive compensation plans, equity-based plans, retirement plans, deferred compensation plans and welfare benefit plans;

•	reviewing and approving executive officer and director indemnification and insurance matters;

•	reviewing and discussing the compensation discussion and analysis section proposed for inclusion in our annual report on Form 10-K and annual proxy statement with management and recommending to the Board whether such section should be so included;

•	preparing and approving the Compensation Committee’s report for inclusion in our annual report on Form 10-K and annual proxy statement;

•	evaluating its own performance on an annual basis and reporting on such performance to the Board;

•	reviewing and reassessing the Compensation Committee charter and submitting any recommended changes to the Board for its consideration; and

•	having such other powers and functions as may be assigned to it by the Board from time to time.

Nominating Committee

Mr. Chen, Ms. Wu and Mr. Xia currently serve on the Nominating Committee, which is chaired by Mr. Chen. Each member of the Nominating Committee is “independent” as that term is defined in the rules of the Commission and within the meaning of such term as defined under the listing standards of The NASDAQ Stock Market.

Our Nominating Committee makes recommendations to our Board regarding the nomination of candidates to stand for election as members of our Board, evaluates our Board’s performance, and provides oversight of corporate governance and ethical standards. Our Nominating Committee has the responsibility to oversee the Company’s Corporate Governance Guidelines and propose changes to such guidelines from time to time as may be appropriate. Our Nominating Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance.

Board’s Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, regulatory risks, and others. Management is responsible for the day-to-day management of risks that the Company faces, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management, and is tasked with assuring that the long-term interests of our stockholders are being served. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our Board believes that establishing the right “tone at the top,” and full and open communication between management and our Board, are essential for effective risk management and oversight. Our Chairman meets regularly with other senior officers to discuss strategy and the risks we face. Senior management is available to address any questions or concerns raised by our Board on risk management-related and any other matters. Our Chairman holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for us.

While our Board is ultimately responsible for risk oversight at our company, our Board committees assist our Board in fulfilling its oversight responsibilities in certain areas of risk as further set forth below. Our Board committees report to our Board on significant risks and other matters.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The most recent version is available on the Investor Relations section of our website at www.kingoldjewelry.com. The information contained on our website is not incorporated by reference into this Proxy Statement. If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means required by applicable law.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis relates to compensation paid to our executive officers (“NEO”) named in the Summary Compensation Table for fiscal 2017.

The Company’s NEOs for Fiscal 2017 were as follows:

Zhihong Jia	Chairman and Chief Executive Officer
Bin Liu	Chief Financial Officer

This Compensation Discussion and Analysis and the executive compensation discussion and tables that immediately follow describe our compensation, objectives, the strategy and elements of our compensation program, and our compensation-setting process as applied to our Named Executive Officers.

Compensation Program

Our compensation program is designed to reward each individual named executive officer for his or her contribution to the advancement of our overall performance and execution of our goals, ideas and objectives. It is designed to reward and encourage exceptional performance at the individual level in the areas of organization, creativity and responsibility while supporting our core values and ambitions. This in turn aligns the interest of our executive officers with the interests of our stockholders, and thus with our interests.

The principal objectives of our compensation program are:

•	attract, motivate and retain executives who drive our success and industry leadership; and

•	provide each executive, from vice president to Chief Executive Officer, with a base salary on the market value of that role, and the individual’s demonstrated ability to perform that role.

Compensation Strategy: Policies and Procedures

Determining Executive Compensation

Our Compensation Committee generally reviews and approves the compensation program for executive officers annually after the close of each year. Reviewing the compensation program at such time allows the Compensation Committee to consider the overall performance of the past year and the financial and operating plans for the upcoming year in determining the compensation program for the upcoming year.

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

Compensation Elements

In general, our compensation program consists of base salary and certain equity-based incentive compensation awards. Our NEOs also receive certain other benefits as set forth in the employment agreements that we entered into with the NEOs.

Base Salary

The compensation to the NEOs contained base salary only for 2015, 2016 and 2017, subject to the provisions of the employment agreements that we entered into.

Equity-Based Compensation

Our primary stock-based employee compensation plan, the 2011 Stock Incentive Plan, was approved by our Board of Directors on March 24, 2011 and ratified by stockholders on October 31, 2011. This plan serves as the primary vehicle by which we offer long-term incentives and rewards to our executive officers and key employees. We regard the 2011 Stock Incentive Plan as a key retention tool. Retention serves as a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award.

Because of the direct relationship between the value of an option and the market price of our common stock, we believe that granting stock options is a superb method of motivating our executive officers and other key employees to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. The exercise period under an option granted pursuant to our 2011 Stock Incentive Plan is subject to early termination in certain instances upon termination of the employment of a grantee. The exercise price of the options awarded pursuant to the plan is priced at the fair market value of our common stock as of the date of grant. Based on such exercise price and the other conditions of the award agreements to be entered into with qualifying employees under the 2011 Stock Incentive Plan, some options are intended to qualify as incentive stock options (under the United States Internal Revenue Code of 1986, as amended).

We grant option awards to our executive officers and key employees based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the granting of awards to individual executives or employees. Option awards generally reflect the Compensation Committee’s assessment of the influence an employee’s position has on stockholder value. The number of options awarded may vary up or down from prior year awards based on the level of an individual executive officer’s contribution to the Company in a particular year, determined in part on the recommendation of the CEO. The Committee’s determination of option grants in fiscal 2011 took into consideration a number of factors. These factors include past grants to the individual, total compensation level (relative to other executives and relative to market data), contributions to the Company during the last completed fiscal year, potential for contributions in the future, and as a component of competitive total compensation based on market data. The Compensation Committee also considers the recommendations of our Chief Executive Officer and the Chief Financial Officer in reviewing and approving the awards to executive officers and employees. Traditionally, our Compensation Committee meets in January or February of each year to determine option awards for our executive officers and key employees.

In fiscal 2013, on July 16, 2013, our Compensation Committee approved the grant of stock options for the purchase, in the aggregate, of 90,000 shares of common stock to our non-employee directors (30,000 each). 25% of the options became exercisable on the first anniversary of the grant date, and 6.25% of the options became or will become exercisable on the date three months after the initial vesting date, and on such date every third month thereafter, through the fourth anniversary of the grant date. The options have an exercise price of $1.18 per share (the closing share price on the grant date).

In fiscal 2015, on February 25, 2015, our Compensation Committee approved the grant of stock options for the purchase, in the aggregate, of 90,000 shares of common stock to our non-employee directors (30,000 each). 25% of the options became exercisable on the first anniversary of the grant date, and 6.25% of the options became or will become exercisable on the date three months after the initial vesting date, and on such date every third month thereafter, through the fourth anniversary of the grant date. The options have an exercise price of $1.11 per share (the closing share price on the grant date).

Other Compensation and Benefits

We do not have a formal bonus plan or profit sharing plan pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. Although we do not have a broad-based bonus plan, we may award bonuses on a case-by-case basis depending on the terms of specific employment agreements or other arrangements, our financial performance, as well as the executive’s performance, which are determined by the Board in its sole discretion. There are no arrangements or plans under which we provide company-based pension, retirement, nonqualified deferred compensation or similar benefits for the NEOs or other executive officers.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity (other than a subsidiary or consolidated affiliate of the Company) that has one or more executive officers serving as a member of our Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

THE COMPENSATION COMMITTEE

Zhiyong Xia, Chair
Guang Chen
Alice Io Wai Wu

Summary Compensation Table

The following table sets forth information concerning cash or non-cash compensation paid to our named executive officers for 2017, 2016 and 2015, respectively. The compensation to our NEOs contained base salary only for 2015, 2016 and 2017.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other compensation	Total
Zhihong Jia Chief Executive Officer	2017	$175,000(1)	$—	$—	$—	$—	$175,000
	2016	$175,000(1)	$—	$—	$—	$—	$175,000
	2015	$175,000(1)	$—	$—	$—	$—	$175,000

Bin Liu Chief Financial Officer	2017	$135,000	$—	$—	$—	$—	$135,000
	2016	$135,000	$—	$—	$—	$—	$135,000
	2015	$135,000	$—	$—	$—	$—	$135,000

(1) Represents the amounts of base salary Mr. Jia was entitled to for his services as our CEO in the respective periods pursuant to his employment agreement with us. The amounts of annual compensation Mr. Jia actually received were substantially lower than the base salary provided in his employment agreement because Mr. Jia voluntarily waived most of his salary amounts in the respective periods.

Pursuant to the terms of the employment agreements that Messrs. Jia and Liu have with us, both executives are compensated by us for services provided to us and our subsidiaries, including Wuhan Kingold Jewelry Company Limited, or Wuhan Kingold and Wuhan Vogue — Show Jewelry Co., Inc., or Vogue Show. Pursuant to the terms of the employment agreement that Mr. Wang has with Wuhan Kingold, Mr. Wang is compensated by Wuhan Kingold for services provided to Wuhan Kingold, as well as its affiliates, including us and Vogue Show.

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

Zhihong Jia: We entered into an employment agreement with Zhihong Jia, our chief executive officer, effective October 28, 2016, for a term of three years. Pursuant to the employment agreement, Mr. Jia receives annual compensation equal to $175,000. In addition, Mr. Jia’s employment agreement provides for an annual bonus based on the executive’s performance and our financial performance. Annual bonuses will be determined by us in our sole discretion and will be approved by our Compensation Committee.

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

Outstanding Equity Awards at 2017 Fiscal Year End

The following table includes certain information with respect to all equity awards that remain outstanding as of December 31, 2017 for our named executive officers.

Name	Options Granted Year	Total Number of Securities Underlying Options Granted		Option Exercise Price ($)	Option Start Date	Option Expiration Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable

Zhihong Jia	2011	360,000	(1)	2.59	3/24/2011	3/23/2021	360,000	-
	2012	300,000	(4)	1.22	1/9/2012	1/9/2022	300,000
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-
	2015	-		-	-	-	-	-
	2016	-		-	-	-	-	-
	2017	-		-	-	-	-	-

Bin Liu								-
	2011	120,000	(1)	2.59	3/24/2011	3/23/2021	120,000	-
	2011	120,000	(2)	2.27	4/1/2011	4/1/2021	120,000	-
	2012	120,000	(3)	1.49	4/1/2012	4/1/2022	120,000	-
	2012	110,000	(4)	1.22	1/9/2012	1/9/2022	110,000
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-
	2015	-		-	-	-	-	-
	2016	-		-	-	-	-	-
	2017	-		-	-	-	-	-

(1)	The option award was granted on March 24, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011. The options vested as follows: 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011.

(2)	The option award was granted on April 1, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011. The options under the award vested as follows: 30,000 options vested every three months following April 1, 2011 until all options have vested.

(3)	The option award was granted on April 1, 2012. The options under the award vested as follows: 30,000 options vest every 3 months following April 1, 2012 until all options have vested.

(4)	The options under the award vested as follows: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options will become exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012.

Potential Payments upon Termination or Change of Control

We have no compensatory plan with respect to any officer that results or will result in the payment of compensation from the resignation, retirement or any other termination of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control, except for severance payments or certain other benefits that may be provided pursuant to the employment agreements with the NEOs. Mr. Jia is entitled, under his employment agreement, to severance payments and certain benefits in the event of termination. Mr. Liu is also entitled to certain payments upon certain terminations of employment pursuant to his employment agreement.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Jia, our CEO:

For 2017, our last completed fiscal year:

•	the annual total compensation of the employee identified at median of our company (other than our CEO), was RMB 29,484 (approximately $4,531.54); and
•	the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was RMB 120,000 (approximately $18,443.38).

Based on this information, for 2017, the ratio of the annual total compensation of Mr. Jia, our CEO, to the median of the annual total compensation of all employees was estimated to be 4.07 to 1.

We believe this pay ratio is a reasonable estimate calculated based on our payroll and employment records and the methodology described below. Under the SEC rules, companies may identify their median compensated employees and calculate the pay ratios based on different methodologies, certain exclusions and reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratios reported by other companies may not be comparable to the pay ratio we calculated, as other companies may have different employment and compensation practices or may utilize different methodologies, estimates and assumptions in calculating their own pay ratios.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” we used the following methodologies, assumptions and estimates: we determined that, as of December 31, 2017, our employee population consisted of approximately 626 individuals, and we used actual base salary for the 12-month period then ended in identifying the “median employee.”

Director Compensation

The following table sets forth a summary of our directors’ compensation for fiscal year 2017 except for our employee directors. Mr. Zhihong Jia, our Chairman and Chief Executive Officer, did not receive any compensation for his board service beyond the compensation he received as the CEO of the Company. Mr. Jun Wang received his annual compensation of $23,118 for his service as our General Manager, while he did not receive any compensation for his board service.

Director Compensation — Fiscal Year 2017

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
	($)(1)	($)(2)	($)	($)

Guang Chen	-	28,607	-	28,607

Jun Wang	-	-	-	-	-

Alice Io Wai Wu	48,000	-	-	48,000

Zhiyong Xia	-	-	-	-

(1)	Represents the amounts of all fees earned or paid in cash for services as a director in 2017. Our director compensation program is described in more details below.
(2)	The amounts in this column were calculated based on the grant date fair value of stock options computed using the Black-Scholes model, in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in determining fair value using the Black-Scholes pricing model, see Note 12, ‘‘Options’’ to our audited consolidated financial statements included in this report.

Our directors (except Mr. Zhihong Jia whose option awards information is provided in the previous page) held the following outstanding option awards as of December 31, 2017:

Name	Outstanding Option Awards
Guang Chen	30,000
Jun Wang	-
Alice Io Wai Wu	-
Zhiyong Xia	-

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of March 12, 2018, by:

•	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 66,113,502 shares of our common stock outstanding as of March 12, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 12, 2018, or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 12, 2018, are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Kingold Jewelry, Inc., 15 Huangpu Science and Technology Park, Jiang’an District, Wuhan, Hubei Province, PRC 430023.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Directors and Named Executive Officers:
Zhihong Jia(1)	16,855,943	25.5%
Bin Liu(2)	830,000	1.3%
Jun Wang	380,103	0.6%
Guang Chen	-	-
Alice Io Wai Wu	-	-
Zhiyong Xia	-	-

All Officers and Directors as a Group (total of six persons)	18,066,046	27.3%

5% Stockholders:
Famous Grow Holdings Limited(3)(4)	15,925,943	24.1%
Ng, Shik Yau (5)(6)	3,800,000	5.7%

*	less than 1%
(1)	Includes (i) 15,925,943 shares of which the beneficial ownership or the right to control can be acquired by Zhihong Jia pursuant to a December 17, 2014 Amended and Restated Call Option Agreement in which the shares can be acquired from Famous Grow Holdings Limited, (ii) 270,000 buyback shares, and (iii) options to purchase 360,000 shares at $2.59 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011, (iv) options to purchase 300,000 shares at $1.22 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012.

(2)	Includes (i) options to purchase 30,000 shares at $2.59 per share that vested and became exercisable on June 24, 2011, (ii) options to purchase 90,000 shares at $2.59 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011, (iii) options to purchase 120,000 shares at $2.27 per share that vested and became exercisable on July 1, 2011, October 1, 2011, January 1, 2012, and April 1, 2012, respectively, (iv) options to purchase 120,000 shares at $1.49 per share that vested and became exercisable on July 1, 2012, October 1, 2012, January 1, 2013, and April 1, 2013, respectively, (v) options to purchase 110,000 shares at $1.22 per share that vested and became exercisable as following schedule: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012, and (vi) awarded with 360,000 common shares awarded when renewed a three year employment agreement on April 3, 2013.
(3)	Address: ATC Trustees (BVI) Limited, 2nd Floor, Abbott Building Road Tow, Tortola, British Virgin Islands.
(4)	Based upon Schedule 13D filed by Famous Grow Holdings Limited with the SEC on August 5, 2010. Pursuant to the Schedule 13D, Qian Lei may be deemed the beneficial owner of such shares.
(5)	Address: Flat A 9/F, 7 Mount Sterling, Mall Meifoo Sun Chuen, Kowloon, and Hong Kong.
(6)	Based upon Schedule 13G filed by Ng, Shik Yau with the SEC on March 18, 2013. And based on the transfer of 1,100,000 warrants from Ng, Shik Yau to Wang, Jianhua on April 15, 2013.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option grants made to employees, directors and consultants as of December 31, 2017:

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

During the year ended December 31, 2017 and 2016, the Company received working capital from Mr. Zhihong Jia, he CEO and Chairman of the Company, to pay certain expenses to various service providers on behalf of the Company. Such proceeds are unsecured and payable on demand with no interest. As of December 31, 2017 and 2016, the amount due to this related party was $2,630,301 and $7,223,321, respectively.

For the years ended December 31, 2017, 2016 and 2015 , Mr. Zhihong Jia, the CEO and Chairman of the Company, together with his wife provided their personal guarantees to various financial institutions to supports the Company’s loan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The table set forth below lists the fees billed to the Company by Friedman LLP, or Friedman, our independent registered public accounting firm, for audit services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2017 and 2016, and fees billed for other services rendered by Friedman during these periods.

Description	2017	2016	2015
Audit fees(1)	$470,314.8	$270,000	$260,000
Audit related fees	-	-	-
Tax fees(2)	$23,443	$22,000	$15,255
All other fees	-	-
Total	$493,757.8	$292,000	$275,255

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1) Financial Statements:

Financial statements are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

KINGOLD JEWELRY, INC.

Schedule II – Valuation and Qualifying Accounts

December 31, 2017, 2016 and 2015

	Balance at Beginning of Year	Addition Charged to Costs and Expenses	Other Additions (deductions)	Less Deductions	Balance at End of Year
For the year ended December 31, 2017
Valuation allowance for net operating loss from parent company	$5,698,869	$-	$452,833	$-	$6,151,702
Valuation allowance for investments in gold	$(54,789,485)	-	$58,650,446	$-	$3,860,961
For the year ended December 31, 2016
Valuation allowance for net operating loss from parent company	$5,335,180	$-	$363,689	$-	$5,698,869
Valuation allowance for investments in gold	$-	-	$(54,789,485)	$-	$(54,789,485)
For the year ended December 31, 2015
Valuation allowance for net operating loss from parent company	$4,732,000	$-	$603,180	$-	$5,335,180

(3) Exhibits

Exhibit
No.	Description
2.1	Reverse Acquisition Agreement, dated September 29, 2009, by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Exclusive Management Consulting and Technical Support Agreement, dated June 30, 2009, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.2	Shareholders’ Voting Proxy Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).

Exhibit
No.	Description
10.3	Purchase Option Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.4	Pledge of Equity Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.5	Amended and Restated Call Option Agreement, dated December 17, 2014, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.6	Amendment to Amended and Restated Call Option Agreement, dated March 26, 2016, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.7	Amendment 2 to Amended and Restated Call Option Agreement, dated March 28, 2016, by and between Zhihong Jia and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.8	Lease Agreement (English translation), dated February 1, 2015, by and between Wuhan Kingold and Vogue Show (incorporated by reference to Exhibit 10.6 to Annual Report filed on Form 10-K with the Commission on March 31, 2015).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
10.10	Employment Agreement, dated November 18, 2010, between Registrant and Zhihong Jia (incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).**
10.11	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement, dated October 20, 2011, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).**
10.12	Shareholders’ Voting Proxy Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.13	Purchase Option Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.14	Pledge of Equity Agreement, dated October 20, 2011, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.15	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011).**
10.16	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.17	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**

Exhibit
No.	Description
10.18	Executive Employment Agreement between Kingold Jewelry, Inc. and Bin Liu, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 5, 2013).**
10.19	Acquisition Agreement (English translation), dated October 23, 2013, among Wuhan Kingold Jewelry Company Limited, Wuhan Wansheng House Purchasing Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.20	English Translation of Labor Contract, by and between Wuhan Kingold Jewelry Co., Ltd. and Wang Jun effective as of May 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 5, 2014).**
10.21	Private Placement Agreement (English translation), dated July 21, 2014, between Wuhan Kingold Jewelry Co., Ltd., Shanghai Pudong Development Bank Co., Ltd and the other institutional investors named therein. (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.22	Underwriting Agreement (English translation), dated August 12, 2014, between Wuhan Kingold Jewelry Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.23	Convertible Note Purchase Agreement dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade — Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.24	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade — Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.25	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.26	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.27	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.28	Employment Agreement, dated October 18, 2016, between Kingold Jewelry, Inc. and Zhihong Jia.* **
10.29	Trust Loan Contract (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and National Trust Ltd.*
10.30	Gold Income Right Transfer and Repurchase Agreement (English translation), dated April 28, 2016, between Wuhan Kingold Jewelry Company Limited and Shanghai Aijian Trust Co., Ltd.*

Exhibit
No.	Description
10.31	Trust Loan Contract (English translation), dated June 24, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd.***
10.32	Office Building Leasing Contract (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Technology Development Limited.*
10.33	Trust Loan Contract (English translation), dated July 11, 2016, between Wuhan Kingold Jewelry Company Limited and National Trust Ltd.*
10.34	Trust Loan Contracts (English translation), dated August 29, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Investment Trust.*
10.35	Two Trust Loan Contracts (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Ltd.*
10.36	Trust Loan Contracts (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and China Aviation Capital Investment Management (Shenzhen).*
10.37	Entrust Loan Contract (English translation), dated September 30, 2016, between Wuhan Kingold Jewelry Company Limited and Hubei Asset Management Co., Ltd.*
10.38	Trust Loan Contract (English translation), dated October 14, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd.*
10.39	Trust Loan Contract (English translation), dated November 7, 2016, between Wuhan Kingold Jewelry Company Limited and Zheshang Jinhui Trust.***
10.40	Trust Loan Contract (English translation), dated December 23, 2016, between Wuhan Kingold Jewelry Company Limited and Zhongjiang International Trust***
10.41	Gold Lease Agreement (English translation), dated January 3, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Shuntianyi Investment Management Ltd.*
10.42	Guarantee Contract (English translation), dated January 11, 2017, between Wuhan Kingold Jewelry Company Limited and Yantai Huangshan Road Branch of Evergrowing Bank for borrowings by Wuhan Kangbo Biotech Limited.***
10.43	Loan Contract (English translation), dated January 13, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Kangbo Biotech Limited.***
10.44	Trust Loan Contract (English translation), dated January 25, 2017, between Wuhan Kingold Jewelry Company Limited and China Aviation Trust Ltd.***
10.45	Loan Agreement (English translation), dated February __, 2017, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank.***
10.46	Guarantee Agreement (English translation), dated February 16, 2017, between Wuhan Kingold Jewelry Company Limited and Yantai Huangshan Road Branch of Evergrowing Bank for borrowings by Wuhan Kangbo Biotech Limited.***
10.47	Loan Contract (English translation), dated February 20, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Kangbo Biotech Limited.***
10.48	Trust Loan Contract (English translation), dated February 28, 2017, between Wuhan Kingold Jewelry Company Limited and National Trust Ltd.***
10.49	Loan Contract (English translation), dated June 8, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Technology Development Limited***
10.50	Real Property Lease Agreement (English translation), dated July 1, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Technology Development Limited***
10.51	Loan Contract (English translation), dated July 28, 2017, between Wuhan Kingold Jewelry Company Limited and Huarong International Trust Co. Ltd.***
10.52	Trust Loan Contract (English translation), dated September __, 2017, between Wuhan Kingold Jewelry Company Limited and Chang’An International Trust Co., Ltd.***
10.53	Trust Loan Contract (English translation), dated December 1, 2017, between Wuhan Kingold Jewelry Company Limited and Zheshang Jinhui Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on December 15, 2017).
10.54	Trust Loan Contract (English translation), dated December 26, 2017, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 10, 2018).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
21.1	List of Subsidiaries.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated May 10, 2017 titled “Kingold Jewelry Reports 2017 First Quarter Financial Results” (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Commission on May 10, 2017).
99.2	Press release dated November 9, 2017 titled “Kingold Jewelry Reports 2017 Third Quarter Financial Results and Nine Months Ended September 30, 2017” (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Commission on November 9, 2017).

131

Exhibit
No.	Description
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith
**	Indicates a management contract or compensatory plan or arrangement
***	To be included in Form 10-K/A

132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2018

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2018
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018
Bin Liu

/s/ Jun Wang	Director	March 15, 2018
Jun Wang

/s/ Zhiyong Xia	Director	March 15, 2018
Zhiyong Xia

/s/ Guang Chen	Director	March 15, 2018
Guang Chen

/s/ Alice Io Wai Wu	Director	March 15, 2018
Alice Io Wai Wu

133