Form 10-K/A
period 2017-12-31
KINGOLD JEWELRY, INC.
filed 2018-03-26
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $80,862,124.20 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 12, 2018 was 66,113,502.

Explanatory Note

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 15, 2018 (the “Form 10-K”), solely to amend the Exhibits to the Form 10-K and file the English translation of several material contracts in Chinese, as previously disclosed in the Registrant’s Form 12b-25 filed on March 15, 2018.

Except as described above, this Amendment No. 1 does not modify or update in any way the disclosures made in the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

Exhibit
No.	Description
2.1	Reverse Acquisition Agreement, dated September 29, 2009, by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Exclusive Management Consulting and Technical Support Agreement, dated June 30, 2009, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.2	Shareholders’ Voting Proxy Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).

Exhibit
No.	Description
10.3	Purchase Option Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.4	Pledge of Equity Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.5	Amended and Restated Call Option Agreement, dated December 17, 2014, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.6	Amendment to Amended and Restated Call Option Agreement, dated March 26, 2016, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.7	Amendment 2 to Amended and Restated Call Option Agreement, dated March 28, 2016, by and between Zhihong Jia and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.8	Lease Agreement (English translation), dated February 1, 2015, by and between Wuhan Kingold and Vogue Show (incorporated by reference to Exhibit 10.6 to Annual Report filed on Form 10-K with the Commission on March 31, 2015).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
10.10	Employment Agreement, dated November 18, 2010, between Registrant and Zhihong Jia (incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).**
10.11	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement, dated October 20, 2011, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).**
10.12	Shareholders’ Voting Proxy Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.13	Purchase Option Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.14	Pledge of Equity Agreement, dated October 20, 2011, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.15	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011).**
10.16	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.17	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**

Exhibit
No.	Description
10.18	Executive Employment Agreement between Kingold Jewelry, Inc. and Bin Liu, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 5, 2013).**
10.19	Acquisition Agreement (English translation), dated October 23, 2013, among Wuhan Kingold Jewelry Company Limited, Wuhan Wansheng House Purchasing Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.20	English Translation of Labor Contract, by and between Wuhan Kingold Jewelry Co., Ltd. and Wang Jun effective as of May 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 5, 2014).**
10.21	Private Placement Agreement (English translation), dated July 21, 2014, between Wuhan Kingold Jewelry Co., Ltd., Shanghai Pudong Development Bank Co., Ltd and the other institutional investors named therein. (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.22	Underwriting Agreement (English translation), dated August 12, 2014, between Wuhan Kingold Jewelry Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.23	Convertible Note Purchase Agreement dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade — Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.24	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade — Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.25	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.26	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.17 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.27	Loan Agreement of Circulating Fund (English translation), dated March 22, 2016, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q filed on May 16, 2016).
10.28	Employment Agreement, dated October 18, 2016, between Kingold Jewelry, Inc. and Zhihong Jia (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).**
10.29	Trust Loan Contract (English translation), dated April 26, 2016, between Wuhan Kingold Jewelry Company Limited and National Trust Ltd (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.30	Gold Income Right Transfer and Repurchase Agreement (English translation), dated April 28, 2016, between Wuhan Kingold Jewelry Company Limited and Shanghai Aijian Trust Co., Ltd (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).

Exhibit
No.	Description
10.31	Trust Loan Contract (English translation), dated June 24, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd.*
10.32	Office Building Leasing Contract (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Technology Development Limited (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.33	Trust Loan Contract (English translation), dated July 11, 2016, between Wuhan Kingold Jewelry Company Limited and National Trust Ltd (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.34	Trust Loan Contract (English translation), dated August 29, 2016, between Wuhan Kingold Jewelry Company Limited and China Construction Investment Trust (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.35	Trust Loan Contracts (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Ltd (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.36	Trust Loan Contract (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and China Aviation Capital Investment Management (Shenzhen) (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.37	Entrust Loan Contract (English translation), dated September 30, 2016, between Wuhan Kingold Jewelry Company Limited and Hubei Asset Management Co., Ltd (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.38	Trust Loan Contract (English translation), dated October 14, 2016, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.39	Trust Loan Contract (English translation), dated November 7, 2016, between Wuhan Kingold Jewelry Company Limited and Zheshang Jinhui Trust.*
10.40	Trust Loan Contract (English translation), dated December 23, 2016, between Wuhan Kingold Jewelry Company Limited and Zhongjiang International Trust.*
10.41	Gold Lease Agreement (English translation), dated January 3, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Shuntianyi Investment Management Ltd (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.42	Collateral Pledge Agreement (English translation), dated January 11, 2017, between Wuhan Kingold Jewelry Company Limited and Yantai Huangshan Road Branch of Evergrowing Bank for borrowings by Wuhan Kangbo Biotech Limited.*
10.43	Loan Contract (English translation), dated January 13, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Kangbo Biotech Limited.*
10.44	Trust Loan Contract (English translation), dated January 19, 2017, between Wuhan Kingold Jewelry Company Limited and China Aviation Trust Ltd.*
10.45	Loan Agreement (English translation), dated February 21, 2017, between Wuhan Kingold Jewelry Company Limited and Qixia Branch of Evergrowing Bank.*
10.46	Collateral Pledge Agreement (English translation), dated February 16, 2017, between Wuhan Kingold Jewelry Company Limited and Yantai Huangshan Road Branch of Evergrowing Bank for borrowings by Wuhan Kangbo Biotech Limited.*
10.47	Loan Contract (English translation), dated February 20, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Kangbo Biotech Limited.*
10.48	Trust Loan Contract (English translation), dated February 28, 2017, between Wuhan Kingold Jewelry Company Limited and National Trust Ltd.*
10.49	Loan Contract (English translation), dated June 8, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Technology Development Limited.*
10.50	Office Building Leasing Contract (English translation), dated July 1, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Technology Development Limited.*
10.51	Trust Loan Contract (English translation), dated March 3, 2017, and Supplement No. 1, dated July 27, 2017, between Wuhan Kingold Jewelry Company Limited and Huarong International Trust Co. Ltd.*
10.52	Trust Loan Contract (English translation), dated September 26, 2017, between Wuhan Kingold Jewelry Company Limited and Chang’An International Trust Co., Ltd.*
10.53	Trust Loan Contract (English translation), dated December 1, 2017, between Wuhan Kingold Jewelry Company Limited and Zheshang Jinhui Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on December 15, 2017).
10.54	Trust Loan Contract (English translation), dated December 26, 2017, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 10, 2018).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the Commission on March 15, 2018).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated May 10, 2017 titled “Kingold Jewelry Reports 2017 First Quarter Financial Results” (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Commission on May 10, 2017).
99.2	Press release dated November 9, 2017 titled “Kingold Jewelry Reports 2017 Third Quarter Financial Results and Nine Months Ended September 30, 2017” (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Commission on November 9, 2017).
99.3	Press release dated March 15, 2018 titled “Kingold Jewelry Reports Financial Results For The Fourth Quarter and Year Ended December 31, 2017.”*

Exhibit
No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith
**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2018

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2018
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2018
Bin Liu

/s/ Jun Wang	Director	March 26, 2018
Jun Wang

/s/ Zhiyong Xia	Director	March 26, 2018
Zhiyong Xia

/s/ Guang Chen	Director	March 26, 2018
Guang Chen

/s/ Alice Io Wai Wu	Director	March 26, 2018
Alice Io Wai Wu