Form 10-Q
period 2018-03-31
KINGOLD JEWELRY, INC.
filed 2018-05-10
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2018

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

As of May 8, 2018, there were 66,113,502 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” STATEMENT

UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this quarterly report that are not historical facts or information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “forecast,” “plan,” “believe,” “may,” “expect,” “anticipate,” “intend,” “planned,” “potential,” “can,” “expectation” and similar expressions, or the negative of those expressions, may identify forward-looking statements. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievement to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management’s expectations. Such factors include, among others, the following:

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

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks discussed in Part 2, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Cash	$999,156	$4,997,125
Restricted cash	6,691,929	5,534,551
Accounts receivable	-	768,167
Inventories	306,512,889	135,042,713
Investments in gold	1,177,796,726	1,562,943,153
Other current assets and prepaid expenses	719,778	100,592
Value added tax recoverable	328,973,748	353,732,758
Total current assets	1,821,694,226	2,063,119,059

Property and equipment, net	7,148,280	7,299,643
Restricted cash	8,928,941	7,392,721
Investments in gold	1,085,565,622	957,124,267
Other assets	312,927	302,072
Deferred income tax assets	12,953,934	6,677,675
Land use right	442,355	429,915
Total long-term assets	1,115,352,059	979,226,293
TOTAL ASSETS	$2,937,046,285	$3,042,345,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short term loans	$906,862,905	$962,101,746
Other payables and accrued expenses	19,844,109	18,913,863
Related party loan	79,608,961	307,389,647
Due to related party	3,102,653	2,630,301
Income tax payable	3,297,669	1,208,742
Other taxes payable	2,264,914	2,615,463
Total current liabilities	1,014,981,211	1,294,859,762
Related party loans	632,751,640	567,843,066
Long term loans	890,643,755	789,410,137
TOTAL LIABILITIES	2,538,376,606	2,652,112,965
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 shares issued and outstanding as of March 31, 2018 and December 31, 2017	66,113	66,113
Additional paid-in capital	80,382,813	80,377,449
Retained earnings
Unappropriated	316,901,535	303,666,611
Appropriated	967,543	967,543
Accumulated other comprehensive income, net of tax	351,675	5,154,671
Total Equity	398,669,679	390,232,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,937,046,285	$3,042,345,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2018	2017

NET SALES	$539,524,055	$292,264,077
COST OF SALES
Cost of sales	(474,965,584)	(274,909,008)
Depreciation	(317,665)	(294,443)
Total cost of sales	(475,283,249)	(275,203,451)
GROSS PROFIT	64,240,806	17,060,626
OPERATING EXPENSES
Selling, general and administrative expenses	2,545,354	3,697,383
Stock compensation expenses	5,364	11,143
Depreciation	108,829	105,839
Amortization, other	2,973	2,743
Total operating expenses	2,662,520	3,817,108

INCOME FROM OPERATIONS	61,578,286	13,243,518

OTHER INCOME (EXPENSES)
Other income, net	-	65,365
Interest Income	376,001	686,845
Interest expense, including amortization of debt issuance costs of $2,255,066 and $3,287,709	(44,116,880)	(37,589,496)
Total other expenses, net	(43,740,879)	(36,837,286)
INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	17,837,407	(23,593,768)
INCOME TAX PROVISION (BENEFIT)
Current	3,257,474	-
Deferred	1,345,009	(2,287,949)
Total income tax provision (benefit)	4,602,483	(2,287,949)

NET INCOME (LOSS)	13,234,924	(21,305,819)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	$(18,622,697)	$102,907,389
Total foreign currency translation gain (loss)	13,819,701	(3,427,417)
Total Other comprehensive gain (loss)	$(4,802,996)	$99,479,972

COMPREHENSIVE INCOME	$8,431,928	$78,174,153
Earnings (Loss) per share
Basic and diluted	$0.20	$(0.32)
Weighted average number of shares
Basic	66,113,502	66,018,867
Diluted	66,541,351	66,018,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,234,924	$(21,305,819)
Adjusted to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	426,494	400,282
Amortization of intangible assets	2,973	2,743
Share based compensation for services and warrants expense	5,364	11,143
Amortization of debt issuance costs included in interest expense	2,255,066	3,287,709
Deferred tax provision (benefit)	1,345,009	(2,287,949)
Changes in operating assets and liabilities
Accounts receivable	786,072	355,430
Inventories	155,338,325	31,552,069
Other current assets and prepaid expenses	(608,086)	46,031
Value added tax recoverable	37,013,840	(64,399,390)
Other payables and accrued expenses	(1,288,349)	(2,147,164)
Customer deposit	1,352,167	-
Income tax payable	2,020,558	-
Other taxes payable	(439,118)	(192,391)
Net cash provided by (used in) operating activities	211,445,239	(54,677,306)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(375,289)	(506,991)
Investments in gold	-	(422,116,819)
Net cash used in investing activities	(375,289)	(422,623,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans – short term	-	29,031,368
Repayments of other loans – short term	(239,183,259)	(145,157)
Proceeds from other loans – long term	220,188,104	95,803,516
Repayments of other loans – long term	-	(29,031,368)
Proceeds from related party loan – short term	-	284,507,410
Repayments of related party loan – short term	(235,915,825)	-
Proceeds from related party loan – long term	335,000,472	479,017,578
Repayments of related party loan – long term	(290,176,465)	(374,504,652)
Payment of loan origination fees	-	(1,990,977)
(Repayments of) borrowings from related party	485,179	(5,586,376)
Net cash provided by (used in) financing activities	(209,601,794)	477,101,342

EFFECT OF EXCHANGE RATES ON CASH AND RESTRICTED CASH	(2,772,527)	906,954
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(1,304,371)	707,180
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	17,924,397	81,677,623
CASH AND RESTRICTED CASH, END OF PERIOD	$16,620,026	$82,384,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$43,192,416	$27,688,571
Cash paid for income tax	$1,236,915	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold obtained in a lease from a related party and fully repaid	$-	$131,117,303
Investments in gold transferred to inventories	$333,328,678	$-
Unrealized gain (loss) on investments in gold	$(25,171,194)	$102,907,389

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018 and subsequently amended on March 26, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, deferred income tax, allowance for investments in gold. Actual results could differ from those estimates.

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

Restricted Cash

The Company adopted Accounting Standards Update (“ASU”) No. 2016-18, "Statement of Cash Flows: Restricted Cash" during the first quarter of 2018. This ASU applies to all entities that have restricted cash or restricted cash equivalents to be presented in the statement of cash flows under Topic 230.

As of March 31, 2018 and December 31, 2017, the Company had restricted cash of $15,620,870 and $12,927,272, respectively. All restricted cash was related to the various loans with banks and financial institutions – see Note 5 – Loans.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At March 31, 2018 and December 31, 2017, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost and net realizable value, and cost is calculated on the weighted average basis. As of March 31, 2018 and December 31, 2017, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of March 31, 2018 and December 31, 2017.

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

Investments in Gold

The Company pledged the gold leased from related party and part of its own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. The Company classified these pledged gold as investments in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income   and reported in equity. The fair market value of the investments in gold is determined by quoted market prices at Shanghai Gold Exchange.

Revenue Recognition

The Company adopted Accounting Standards Codification ("ASC") 606 in the first quarter of 2018 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

The Company’s revenues are primarily composed of sales proceeds collected from sales of branded products and customized product fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised services have transferred to the customers.

Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied. Satisfaction of contract terms occur with the transfer of title of the Company’s branded products and accessories to the customers. Net sale is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods to the wholesaler and retailers. The amount of consideration the Company expects to receive consists of the sales price adjusted for any incentives if applicable. Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold. In applying judgment, the Company considered customer expectations of performance, materiality and the core principles of ASC Topic 606. The Company's performance obligations are generally transferred to the customer at a point in time. The Company’s contracts with customers generally do not include any variable consideration.

Sαles of brαnded products

The Company offers a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants. In our sales of branded products, the Company only sells on a wholesale basis to distributors and retailers. Pricing of the jewelry products is made at the time of sales contracts are made, based on prevailing market price of gold. These sales contracts are primarily based on a customer’s purchase order followed by the Company’s order acknowledgement, and may also include a master supply or distributor agreement. The performance obligations are generally satisfied at a point in time when the Company ships the product from the Company’s facility. Payment term is typically due within 30 days or less.

Customized production fees

In the customized product arrangement, the Company receives orders from other jewelry companies who engage to the Company to design and produce 24-karat jewelry and Chinese ornaments using gold they supply to the Company. Although the Company assumes the responsibilities to design and manufacture the related Jewelry products, the Company does not assume inventory risk and does not determine the product design specification. As a result, the Company is considered the agent in this arrangement for revenue recognition purposes. All of the sales contracts in this customized product arrangements contain performance obligations satisfied at a point in time when we complete the design and ship the product from the Company’s facility. The Company recognizes services-based revenue (the processing fee) from such contracts for customized production when: (i) the contracted services have been performed and (ii) collectability is reasonably assured.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at March 31, 2018 and December 31, 2017.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2012 and after. As of March 31, 2018, the tax years ended December 31, 2012 through December 31, 2017 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

Foreign Currency Translation

Kingold, as well as its wholly owned subsidiary, Dragon Lead, maintain accounting records in United States Dollars (“US$”), whereas Wuhan Vogue-Show and Wuhan Kingold maintain their accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income (Deficit). ”

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

		March 31, 2018		March 31, 2017		December 31, 2017
Balance sheet items, except for equity, as of the period ended	US$	1=RMB 6.2807	US$	1=RMB 6.8912	US$	1=RMB 6.5064
Amounts included in the statements of operations and cash flows for the periods presented	US$	1=RMB 6.3582	US$	1=RMB 6.8891	US$	1=RMB 6.7570

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income

Comprehensive income consists of two components, net income (loss) and other comprehensive income (loss). The unrealized gain or loss resulting from the change of the fair market value from the gold investments and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income (loss) in the consolidated statements of operations   and comprehensive income.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks and Uncertainties (Continued)

Furthermore, the value of the Company’s inventory may be affected by commodity prices. The Company records the value of its inventory using the lower of cost and net realizable value, cost calculated on the weighted average method. As a result, decreases in the market value of precious metals such as gold would result in a lower stated value of the Company’s inventory, which may require it to take a charge for the decrease in the value of its inventory.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to clarify the Codification or to correct unintended application of guidance. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company adopted ASU 2014-09 and the related ASUs on January 1, 2018 using the modified retrospective method, which will not result in a cumulative catch-up adjustment to the opening balance sheet of retained earnings at the effective date.

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories as of March 31, 2018 and December 31, 2017 consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials (A)	$177,684,115	$-
Work-in-progress (B)	81,470,668	90,406,021
Finished goods (C)	47,358,106	44,636,692
Total inventory	$306,512,889	$135,042,713

(A)	Included 4,751,394 grams of Au9999 gold as of March 31, 2018 and Nil Au9999 gold as of December 31, 2017.

(B)	Included 2,183,890 grams of Au9999 gold March 31, 2018 and 2,508,182 grams of Au9999 gold as of December 31, 2017.

(C)	Included 1,261,172 grams of Au9999 gold March 31, 2018 and 1,231,586 grams of Au9999 gold as of December 31, 2017.

No lower of cost or net realizable value adjustment was recorded at March 31, 2018 and December 31, 2017, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
Buildings	$2,502,382	$2,415,577
Plant and machinery	19,301,537	18,615,951
Motor vehicles	263,364	254,228
Office and electric equipment	1,467,515	1,415,194
Leasehold improvements	1,681,351	1,623,027
Subtotal	25,216,149	24,323,977
Less: accumulated depreciation	(18,067,869)	(17,024,334)
Property and equipment, net	$7,148,280	$7,299,643

Depreciation and amortization for the three months ended March 31, 2018 and 2017 was $426,494 and $400,282, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS

Short term loans consist of the following:

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
(a) Loan payable to Aijian Trust	$47,765,376	$46,108,447
(b) Loans payable to Evergrowing Bank - Qixia Branch	-	153,694,824
(c) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	79,608,961	153,233,739
(d) Loans payable to Sichuan Trust - gross amount	238,826,883	230,542,236
Loans payable to Sichuan Trust - deferred financing cost	(1,607,207)	(2,239,292)
(e) Loans payable to China Aviation Capital - gross amount	46,173,197	44,571,499
Loans payable to China Aviation Capital - deferred financing cost	(303,605)	(457,926)
(f) Loans payable to Huarong Trust - gross amount	147,630,837	146,163,777
Loans payable to Huarong Trust - deferred financing cost	(812,247)	(1,324,677)
(g) Loans payable to China Construction Investment Trust - gross amount	47,765,376	46,108,447
Loans payable to China Construction Investment Trust - deferred financing cost	(114,937)	(167,796)
(h) Loans payable to Zheshang Jinhui Trust	87,569,857	84,532,153
(i) Loans payable to Zhongjiang International Trust	63,687,169	61,477,929
Loans payable to Zhongjiang International Trust - deferred financing cost	(109,615)	(141,614)
(j) Loan payable to China Aviation Trust - gross amount	49,357,556	-
Loan payable to China Aviation Trust - deferred financing cost	(606,489)	-
(k) Loans payable to National Trust - gross amount	55,726,273	-
Loan payable to National Trust - deferred financing cost	(186,113)	-
(l) Loans payable to Anxin Trust	46,491,633	-
Total short term loans	$906,862,905	$962,101,746

(a) Loan payable to Aijian Trust

On April 28, 2016, Wuhan Kingold and Shanghai Aijian Trust Co., Ltd. (“Aijian Trust”) entered into a gold income right transfer and repurchase agreement. According to the agreement, Aijian Trust acquired the income rights from Wuhan Kingold for Wuhan Kingold’s Au9999 gold worth at least RMB 412.5 million based on the closing price of gold on the most recent trading day at the Shanghai Gold Exchange (the “Gold Income Right”). Aijian Trust’s acquisition price for the Gold Income Right was approximately $47.8 million (RMB 300 million) (the “Acquisition Price”). Wuhan Kingold is required to repurchase the Gold Income Right back from Aijian Trust with installments and the last installment shall be within the 24 months. The repurchase price is equal to the Acquisition Price with annual return of 10% for the period from the agreement date and the last repayment date. The repurchase obligation may be accelerated under certain conditions, including upon breach of representations or warranties, certain cross-defaults, upon the occurrence of certain material events affecting the financial viability of Wuhan Kingold, and other customary conditions. Wuhan Kingold pledged the 1,542 kilograms of related Au9999 gold under the Gold Income Right to Aijian Trust with carrying value of approximately $57.1 million (RMB 358.5 million) as collateral. The agreement is also personally guaranteed by the CEO and Chairman. The Company also made a restricted deposit of $0.5 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. Since Wuhan Kingold has a right to repurchase the Gold Income Right in 12 months, the loan is treated as a short-term loan. The loan was subsequently repaid on May 4, 2018. The pledged gold and restricted deposit were released and returned upon the repayment.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(b) Loans payable to Evergrowing Bank – Qixia Branch

The Company fully repaid loan to Evergrowing Bank – Qixia Branch upon maturity and the pledged gold was subsequent returned to the Company.

(c) Loans payable to Evergrowing Bank – Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $159.2 million (RMB 1 billion) in the aggregate. The purpose of the loans was for purchasing gold. The terms of loans are two years and bear fixed interest of 4.75% per year. Based on the loan repayment plan as specified in the loan agreements, approximately $159,218 (RMB 1 million) was repaid in August 2016, approximately $159,218 (RMB 1 million) was repaid on February 23, 2017 and another $159,218 (RMB 1 million) was repaid in August 23, 2017. The Company repaid $79.1 million (RMB 497 million) to Evergrowing bank Yantai Huangshan Road Branch upon maturity.

For the remaining balance of $79.6 million (RMB 500 million), the Company entered into a loan extension agreement with the bank to extend the loan borrowing period for additional seven months until October 2018, with the new interest rate of 6.5% per year. The loans are secured by 2,735   kilograms of Au9999 gold in aggregate with carrying value of approximately $101.2 million (RMB 635.9 million) and are guaranteed by the CEO and Chairman of the Company.

(d) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $318.4 million (RMB 2 billion) as working capital loan. The Company paid the first interest payment equal to 1.21% of the principle received as loan origination fee on annual basis, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $268.7 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.4 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of March 31, 2018, the Company received an aggregate of approximately $238.8 million (RMB 1.5 billion) from the loan.

The Company paid approximately $5.8 million (RMB 36.3 million) as loan origination fee in 2017 and 2016 for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2018 and 2017, approximately $0.7 million (RMB 4.5 million) and $0.3 million (RMB 2.2 million) deferred financing cost was amortized, respectively.

(e) Loans payable to China Aviation Capital

On September 7, 2016, the Company entered into a trust loan agreement with China Aviation Capital Investment Management (Shenzhen) ("China Aviation Capital") to borrow a maximum of approximately $95.5 million (RMB 600 million) as working capital loan. The first installment of the loan was approximately $46.2 million (RMB 290 million) to mature on September 7, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $54.5 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. As of March 31, 2018, the Company received an aggregate of approximately $46.2 million (RMB 290 million) from the loan.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(e) Loans payable to China Aviation Capital (continued)

The Company paid approximately $1.4 million (RMB 8.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance.

For the three months ended March 31, 2018 and 2017, approximately $0.2 million (RMB 1.1 million) and $0.1 million (RMB 1.1 million) deferred financing cost was amortized, respectively.

(f) Loans payable to Huarong Trust

On July 28, 2017, the Company entered into a loan agreement with Huarong International Trust Co. Ltd. (“Huarong Trust”) to borrow a maximum of approximately $159.2 million (RMB 1 billion) as working capital loan. The loan has a 12-month term starting from the date of releasing the loan and 2.5% of the principal amount is required to be repaid after 6 months from releasing date. The Company paid a loan origination fee equivalent to 1.5% of the principal amount received which bears interest at a fixed rate of 7% per annum. The loan is also guaranteed by the CEO and Chairman of the Company. The Company pledged 4,975 kilograms of Au9999 gold with carrying value of approximately $187.3 million (RMB 1.2 billion  ) as collateral to secure this loan. The Company pledged approximately $1.5 million (RMB 9.5 million) restricted cash with Huarong Trust as collateral.

The Company paid approximately $2.3 million (RMB 14.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2018 and 2017, approximately $0.6 million (RMB 3.5 million) and $Nil deferred financing cost was amortized, respectively.

(g) Loans payable to China Construction Investment Trust

On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $47.8 million (RMB 300 million) as working capital loan for the purpose of purchasing of gold solely with a period of 24 months from October 9, 2016 to October 9, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principal amount received need to be paid before December 25, 2016 as loan origination fee; (2) the rest of interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company pledged 1,447 kilograms of Au9999 gold with carrying value of approximately $53.6 million (RMB 336.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3 million) to secure the loan.

The Company paid approximately $0.5 million (RMB 3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2018 and 2017, approximately $0.06 million (RMB 0.4 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(h) Loans payable to Zheshang Jinhui Trust

On November 7, 2016, the Company entered into a trust loan agreement with Zheshang Jinhui Trust to borrow a maximum of approximately $87.6 million (RMB 550 million) for purchasing gold with a period of 24 months from principle receiving date November 15, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.8%. The Company pledged 2,708 kilograms of Au9999 gold with carrying value of approximately $100.2 million (RMB 629.6 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.9 million (RMB 5.5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(i) Loans payable to Zhongjiang International Trust

On December 23, 2016, the Company entered into a trust loan agreement with Zhongjiang International Trust to borrow a maximum of approximately $63.7 million (RMB 400 million) for purchasing gold with a period of 24 months from December 23, 2016 to December 22, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 8.75%. The Company pledged 2,104 kilograms of Au9999 gold with carrying value of approximately $77.9 million (RMB 489.2 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.3   million (RMB 1.9 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2018 and 2017, approximately $0.04 million (RMB 0.2 million) and $0.04 million (RMB 0.3 million) deferred financing cost was amortized, respectively.

(j) Loans payable to China Aviation Trust

On January 25, 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $49.4 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8%. The Company pledged 1,647 kilograms of Au9999 gold with carrying value of approximately $60.2 million (RMB 378.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3.1 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.5 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2018 and 2017, approximately $0.2 million (RMB 1.2 million) and $0.1 million (RMB 0.8 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(k) Loans payable to National Trust

On February 28, 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $55.7 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617%. The Company pledged 1,745 kilograms of Au9999 gold with carrying value of approximately $65 million (RMB 408.1 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.4   million (RMB 2.6 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2018 and 2017, approximately $0.05 million (RMB 0.3 million) and $0.01 million (RMB 0.1 million) deferred financing cost was amortized, respectively.

(l) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allowed the Company to access of approximately $477.7 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with various maturity dates from February 19, 2019 to October 12, 2019. The purpose of this trust loan was to provide working capital for the Company to purchase gold. The loan is secured by 15,450 kilograms of Au9999 gold in aggregate with carrying value of approximately $572 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of March 31, 2018, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $4.8 million (RMB 30 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

Interest expense for all of the short term loans for the three months ended March 31, 2018 and 2017 was $18.5 million and $8.2 million  , respectively. The weighted average interest rate for the three months ended March 31, 2018 and 2017 was 7.5% and 6.5%  , respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

Long-term loans consist of the following:

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
(m) Loans payable to Minsheng Trust	$222,905,090	$-
(n) Loans payable to Anxin Trust	431,162,132	461,084,471
(o) Loans payable to Chang'An Trust - gross amount	159,217,922	153,694,824
Loans payable to Chang'An Trust - deferred financing cost	(1,403,005)	(1,563,230)
(p) Loans payable to China Aviation Trust - gross amount	-	47,645,395
Loans payable to China Aviation Trust - deferred financing cost	-	(761,674)
(q) Loans payable to National Trust - gross amount	-	53,793,188
Loans payable to National Trust - deferred financing cost	-	(228,068)
(r) Loans payable to Zheshang Jinhui Trust (new) - gross amount	79,608,961	76,847,412
Loans payable to Zheshang Jinhui Trust (new) - deferred financing cost	(847,345)	(1,102,181)
Total long term loans, net of deferred financing costs	$890,643,755	$789,410,137

(m) Loan payable to Minsheng Trust

On December 26, 2017, the Company entered into a Trust Loan Contract in the amount of no more than RMB 1.5 billion (equivalent to approximately $ 238.9 million) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 24-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 30 months. The Trust Loan bears interest at a fixed annual rate of 9.2%. The loan is secured by 7,887 kilograms of Au9999 gold in aggregate with carrying value of approximately $295.9 million (RMB 1.9 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $2.2 million (RMB 14 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of March 31, 2018, the Company received an aggregate of approximately $222.9 million (RMB 1.4 billion) from the loan.

(n) Loans payable to Anxin Trust (see Note 5 (l) above)

(o) Loans payable to Chang’An Trust

In September 2017, Wuhan Kingold entered into a new Trust Loan Contract with Chang’An Trust. The agreement allows the Company to access a total of approximately $159.2 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 10% with a term of 24 months and is secured by 4,784 kilograms of Au9999 gold in aggregate with carrying value of approximately $179 million (RMB 1.1 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of March 31, 2018  , the Company received full amount from the loan. The Company also made a restricted deposit of approximately $1.6 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.7 million (RMB 11 million) as loan origination fee for obtaining the new loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2018 and 2017, approximately $0.2 million (RMB 1.4 million) and $Nil deferred financing cost was amortized, respectively.

(p) Loans payable to China Aviation Trust (see Note 5 (j) above)

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(q) Loans payable to National Trust (see Note 5 (k) above)

(r) Loans payable to Zheshang Jinhui Trust (new)

In November 2017, Wuhan Kingold entered into a new Trust Loan Contract with Zheshang Jinhui Trust. The agreement allows the Company to access a total of approximately $159.2 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 7.7% with a term of 24 months and is secured by 2,540 kilograms of Au9999 gold in aggregate with carrying value of approximately $93.9 million (RMB 589.8 million). The loan is also guaranteed by the CEO and Chairman of the Company. As of March 31, 2018, the Company received an aggregate of approximately $79.6 million (RMB 500 million  ) from the loan. The Company also made a restricted deposit of approximately $0.8 million (RMB 5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.2   million (RMB 7.5 million) as loan origination fee for obtaining the new loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three months ended March 31, 2018 and 2017, approximately $0.3 million (RMB 1.8 million) and $Nil deferred financing cost was amortized, respectively.

Total Interest for the long term loans was $21.4 million and $24 million   for the three months ended March 31, 2018 and 2017, respectively. The weighted average interest rate for the three months ended March 31, 2018 and 2017 was 9.9% and 9.5%, respectively.

NOTE 6 – INVESTMENTS IN GOLD

As of March 31, 2018 and December 31, 2017, the Company allocated a total of 58,295 and 59,523 kilograms of Au9999 gold in its inventories with carrying value of approximately $2,166.6 million and $2,131.6 million, respectively, as investments in gold for obtaining various loans from banks and financial institutions. (See Note 5)

As of March 31, 2018 and December 31, 2017, the Company pledged a total of 2,655 and 10,225 kilograms of gold, respectively, as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of RMB 500 million and 2 billion loan from Evergrowing Bank Huanshan Road Branch, respectively. (See Note 7)

As of March 31, 2018 and December 31, 2017, the Company pledged a total of 523 kilograms of gold and pledged as collateral for obtaining total amount of RMB 100 million loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 7)

As of March 31, 2018, a total of 29,484 kilograms of Au9999 gold with fair market value of approximately $1,085.6 million was pledged for long term loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 31,989 kilograms of Au9999 gold with fair market value of approximately $1,177.8 million was classified as current assets as of March 31, 2018.

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

As of March 31, 2018, a total of 61,473 kilograms of Au9999 gold investments with a change of fair market value of $26.2 million, which resulted in net unrealized loss of $18.7 million, net of tax, as of March 31, 2018. The Company recorded the change in unrealized gain as other comprehensive income, net of tax.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – RELATED PARTIES LOANS

(a)	Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $159.2 million (RMB 1 billion  ). The loan has one-year term from January 12, 2017 to January 10, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $200   million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $159.2 million (RMB 1 billion  ). The loan has one-year term from February 20, 2017 to February 20, 2018, and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $179.2 million   (RMB 1.1 billion) as collateral.

The Company repaid $235.9 million   (RMB 1.5 billion  ) loans to Kangbo upon maturity in January 2018 and February 2018, respectively. 7,870 kilograms of pledged gold in Evergrowing Bank - Yantai Huanshan Road Branch were released to the Company accordingly with 2,355 kilograms are still pledged as guarantee. For the remaining $79.6 million (RMB 500 million) loan that matured on March 2, 2018, the Company entered into a loan extension agreement with Kangbo to extend the loan borrowing period for additional seven months until October 2, 2018 with additional 300 kilograms of gold pledged.

(b)	Loans payable to Wuhan Kingold Industrial Group

Between November 23, 2016 and November 29, 2016, the Company entered into multiple loan agreements of RMB 3.2 billion in aggregate with Wuhan Kingold Industrial Group, a related party which is controlled by the CEO and Chairman of the Company, as working capital loans in order to subsequently purchase raw material of gold.

On February 22, 2017, the Company signed a non-interest bearing credit line agreement with Wuhan Kingold Industrial Group for additional loan of RMB 800 million with a 5 year maturity to February 21, 2022.

In April 2017, the Company signed three additional non-interest bearing credit line agreements with Wuhan Kingold Industrial Group for additional loans totaling RMB 1.35 billion with 5 year maturity to April 2022.

In January 2018, the Company signed an agreement and borrowed additional $334.4 million (RMB 2.1 billion) non-interest bearing loan from Wuhan Kingold Industrial Group as working capital with 5 year maturity to January 2023.

During the three months ended March 31, 2018, the Company repaid loans totaling RMB 1.8 billion and obtained loans totaling RMB 2.1 billion. During the year ended December 31, 2017, the Company repaid loans totaling RMB 5.05 billion and obtained loans totaling RMB 5.45 billion.

As of March 31, 2018, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $618.6 million (RMB 3.9 billion). The Company classified these loans as non-current liabilities.

As of December 31, 2017, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $553.3   million (RMB 3.6 billion).

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – RELATED PARTIES LOANS (Continued)

(c)   Loans payable to Wuhan Huayuan Technology Development Limited

On June 8, 2017, Wuhan Kingold signed a loan agreement with Wuhan Huayuan Technology Development Limited (“Wuhan Huayuan”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of $15.9 million (RMB 100 million). The purpose for the loans is for working capital and purchasing gold. The loan has four years term from June 8, 2017 to June 8, 2021 and bears fixed interest of 7.8%. The Company also pledged 523 kilograms of Au9999 gold with carrying value of approximately $19.1 million   (RMB 124.4 million) as collateral to secure this loan.

During three months ended March 31, 2018, the Company repaid RMB 5.5 million, results in the outstanding balance of $14.2 million (RMB 89.1 million) as of March 31, 2018. Interest expense of $291,569 was recorded for this loan for the three months ended March 31, 2018  .

During the year ended December 31, 2017, the Company repaid RMB 5.4 million, results in the outstanding balance of $14.5 million (RMB 94.6 million) as of December 31, 2017.

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2018 and for the year ended December 31, 2017, the Company received working capital proceeds from the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with no interest. As of March 31, 2018 and December 31, 2017, the amount due to CEO and Chairman was $3,102,653 and $2,630,301, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through March 31, 2018 resulting in loss carry forwards of $18,667,008 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2037. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2018 and December 31, 2017 was $6,346,783 and $6,151,702  , respectively.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the three months ended March 31, 2018 and for the year ended December 31, 2017. The Company recorded $6,405,437 and $6,677,675 deferred income tax assets as of March 31, 2018 and December 31, 2017, respectively.

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

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017

United States	$(573,768)	$(317,240)
Foreign	18,411,175	(23,276,528)
	$17,837,407	$(23,593,768)

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (Continued)

Significant components of the income tax provision (benefit) were as follows for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Current tax provision
Federal	$-	$-
State	-	-
Foreign	3,257,474	-
	3,257,474	-

Deferred tax provision (benefit)
Federal	-	-
State	-	-
Foreign	1,345,009	(2,287,949)
	1,345,009	(2,287,949)
Income tax provision (benefit)	$4,602,483	$(2,287,949)

The components of deferred tax assets and deferred tax liabilities as of March 31, 2018 and December 31, 2017 consist of the following:

	As of March 31, 2018	As of December 31, 2017
Deferred tax assets:
Accrued interest	$1,552,968	$1,824,171
Inventory Valuation	3,015,890	4,545,708
Accrued expenses	440,141	330,663
Deferred financing costs on the loans	1,338,360	741,008
Other temporary differences	58,078	56,062
Unrealized loss due to change in fair value of investments in gold	6,548,497	-
Net operating losses from parent company	6,346,783	6,151,702
Valuation allowance	(6,346,783)	(6,151,702)
	12,953,934	7,497,612
Deferred tax liabilities:
Unrealized gain due to change in fair value of investments in gold	$-	$(819,937)
Deferred tax assets - Net	$12,953,934	$6,677,675

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – EARNINGS (LOSSES) PER SHARE

For the three months ended March 31, 2018, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the three months ended March 31, 2018. As a result, total of 427,849 unexercised warrants and options are dilutive, and were included in the computation of diluted EPS.

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

NOTE 11 – OPTIONS

The Company recorded $5,364 and $11,143 stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2017	3,220,000	$1.90	3.76
Exercisable, December 31, 2017	3,191,875	$1.91	3.73

Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2018	3,220,000	$1.90	3.51

Exercisable, March 31, 2018	3,197,500	$1.91	3.48

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – WARRANTS

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

On May 10, 2016, the Company terminated the consulting agreement. On June 27, 2016, the Company and BIP signed a settlement agreement (the “Settlement Agreement”). In connection with the Settlement Agreement, the Company and BIP agreed that (1) the First Tranche Warrants and the Second Tranche Warrants would remain vested and outstanding, (2) the third, fourth and fifth tranches of success fee warrants would be cancelled; and (3) crediting of $66,439 in outstanding but unpaid fees against the exercise price of the First Tranche Warrants would be the only payment made or required under the Service Agreement. As a result, BIP received (a) 55,365 shares, (b) warrants to purchase 94,635 shares for $1.2 per share, which expired June 28, 2017, and (c) warrants to purchase 150,000 shares for $1.50 per share, which may be exercised until July 17, 2017. As a result of the Settlement Agreement, the Company does not have any liability for future warrants issuance to BIP. During the year ended December 31, 2017, 94,635 warrants were exercised   and these shares were issued in August 2017. On July 17, 2017, the Company received notice from BIP not to exercise the remaining 150,000 warrants. As of December 31, 2017, there were no warrants outstanding.

For the three months ended March 31, 2018 and 2017, there were no warrants recorded in the general administrative expenses of the Company, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $16,483,867 and $17,632,270 as of March 31, 2018 and December 31, 2017, respectively. The cash balance held in the BVI bank accounts was $Nil as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the Company held $117,483 of cash balances within the United States. As of December 31, 2017, the Company held $266,012 of cash balances within the United States, which was $16,012 in excess of FDIC insurance limits of $250,000.

As of March 31, 2018 and December 31, 2017, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the three months ended March 31, 2018 and 2017. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three months ended March 31, 2018 and 2017.

NOTE 14 – GOLD LEASE TRANSACTIONS

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

As of March 31, 2018 and December 31, 2017, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard the gold lease from CCB.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – GOLD LEASE TRANSACTIONS (Continued)

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

As of March 31, 2018 and December 31, 2017, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard the gold lease from SPD.

c)	Gold lease transaction with Industrial and Commercial Bank of China (“ICBC’)

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

As of March 31, 2018 and December 31, 2017, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard the gold lease from ICBC.

d)	Gold lease transactions with related party

On January 3, 2017, Wuhan Kingold entered into a gold lease agreement with Shuntianyi to lease a total of 4,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $131.1 million for a period from January 3, 2017 to February 28, 2017. The leased gold was fully returned by the Company to Shuntianyi on February 28, 2017.

As of March 31, 2018 and December 31, 2017, the Company had no leased gold outstanding, respectively. Interest expense for all gold lease arrangements for the three months ended March 31, 2018 and 2017 was Nil and approximately $0.06 million, respectively, which was included in the cost of sales.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $90,592   (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased.

For the three months ended March 31, 2018 and 2017, the Company recorded $0.07 million and $0.08 million rent expenses, respectively. As of March 31, 2018 and December 31, 2017, the Company had lease payable to Wuhan Huayuan of approximately $0.34 million and $0.26 million, respectively, which included in other payables and accrued expenses.

For the Twelve Months Ending March 31,
2019	$270,265
2020	270,265
2021	270,265
2022	180,429
2023 and thereafter	22,648
$1,013,872

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – COMPARATIVE INFORMATION

The Company adopted ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash" on January 1, 2018. As a result, the Company retroactively applied the new standard on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2017 to conform to the current period presentation.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the period ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash	$999,156	$4,997,125	$9,425,086	$21,333,193
Restricted cash - current	6,691,929	5,534,551	64,456,118	52,786,257
Restricted cash – non current	8,928,941	7,392,721	8,503,599	7,558,173
Total cash and restricted cash	$16,620,026	$17,924,397	$82,384,803	$81,677,623

NOTE 17 – SUBSEQUENT EVENTS

In April, 2018, the Company received approximately $20.7 million (RMB 130.1 million) from Zheshang Jinhui Trust pursuant to the original Trust Loan Contract signed with Zheshang Jinhui Trust in November 2017 for an aggregated loan amount of RMB 1 billion – see Note 5(r). The Company is required to pledge additional 690 kilograms of Au999 gold for the loans obtained in April. As a result, the Company received an aggregate of approximately $100.3 million (RMB 630.1 million) from the loan as of the reporting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. See also the “Cautionary Statement for Purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” appearing elsewhere in this report. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our Business

Through a variable interest entity (“VIE”) relationship with Wuhan Kingold Jewelry Company Limited (“Wuhan Kingold”), a corporation incorporated in the People’s Republic of China (“PRC”), we believe that we are one of the leading professional designers and manufacturers of high quality 24-karat gold jewelry and Chinese ornaments. We develop, promote and sell a broad range of products to the rapidly expanding jewelry market across China. We offer a wide range of in-house designed products including, but not limited to, gold necklaces, rings, earrings, bracelets, and pendants. We have built a partnership with the Jewelry Institute of China University of Geosciences to help us design new products.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations and comprehensive income (unaudited) for the three months ended March 31, 2018 and 2017 in U.S. dollars:

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2018	2017

NET SALES	$539,524,055	$292,264,077
COST OF SALES
Cost of sales	(474,965,584)	(274,909,008)
Depreciation	(317,665)	(294,443)
Total cost of sales	(475,283,249)	(275,203,451)
GROSS PROFIT	64,240,806	17,060,626
OPERATING EXPENSES
Selling, general and administrative expenses	2,545,354	3,697,383
Stock compensation expenses	5,364	11,143
Depreciation	108,829	105,839
Amortization, other	2,973	2,743
Total operating expenses	2,662,520	3,817,108

INCOME FROM OPERATIONS	61,578,286	13,243,518

OTHER INCOME (EXPENSES)
Other income, net	-	65,365
Interest Income	376,001	686,845
Interest expense, including amortization of debt issuance costs of $2,255,066 and $3,287,709	(44,116,880)	(37,589,496)
Total other expenses, net	(43,740,879)	(36,837,286)
INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	17,837,407	(23,593,768)
INCOME TAX PROVISION (BENEFIT)
Current	3,257,474	-
Deferred	1,345,009	(2,287,949)
Total income tax provision (benefit)	4,602,483	(2,287,949)

NET INCOME (LOSS)	13,234,924	(21,305,819)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	$(18,622,697)	$102,907,389
Total foreign currency translation gain (loss)	13,819,701	(3,427,417)
Total Other comprehensive gain (loss)	$(4,802,996)	$99,479,972

COMPREHENSIVE INCOME	$8,431,928	$78,174,153
Earnings (Loss) per share
Basic and diluted	$0.20	$(0.32)
Weighted average number of shares
Basic	66,113,502	66,018,867
Diluted	66,541,351	66,018,867

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales

Net sales for the three months ended March 31, 2018 amounted to $539.5 million, an increase of $247.3 million, or 85%, from net sales of $292.2 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, our branded production sales accounted for 97.9% of the total sales and customized production sales accounted for 2.1% of the total sales. When compared with the three months ended March 31, 2017, our branded production sales increased by $241 million, or 84%, and our customized production sales increased by $6.1 million, or 124%.

The overall increase in our revenue in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was mainly the result of the higher sales volume for our branded production sales and our customized production sales. In addition, the average selling price for our branded production increased from RMB 245.70 per gram for the three months ended March 31, 2017 to RMB 258.32 per gram for three months ended March 31, 2018.

In the first quarter of 2018, we processed a total of 23.3 metric tons of gold, of which branded production accounted for 13 metric tons (55.8%) and customized production accounted for 10.3 metric tons (44.2%). In the first quarter of 2017, we processed a total of 16 metric tons of gold, of which branded production accounted for 8.1 metric tons (50.3%) and customized production accounted for 7.9 metric tons (49.7%).

Cost of Sales

Cost of sales for the three months ended March 31, 2018 amounted to $475.3 million, an increase of $200 million, or 73%, from $275.2 million for the same period in 2017.  The increase was primarily due to the higher volume of sales.

Gross Profit

Gross profit for the three months ended March 31, 2018 was $64.2 million, an increase of $47.1 million, or 277%, from $17.1million for the same period in 2017. Accordingly, gross margin for the three months ended March 31, 2018 was 12%, compared to 6% for the same period in 2017.

The primary reason for the increase in gross margin was due to the increased average selling price of our branded production with a slight decrease of the unit cost. The average selling price of our branded production was RMB 258.32 per gram for the three months ended March 31, 2018, increased by RMB 12.62, or 5%, from RMB 245.70 per gram for the same period in 2017. Meanwhile, the unit cost of branded production sales was RMB 232.12 per gram for the three months ended March 31, 2018, decreased by RMB 2.8, or 1%, from RMB 234.92 per gram for the same period in 2017. The decrease of unit cost of branded production was mainly due to the fact that the investment in gold released to the inventory for production during the three months ended March 31, 2018 was purchased at lower prices in the past periods.

Expenses

Total operating expenses for the three months ended March 31, 2018 were $2.7 million, compared with $3.8 million for the same period in 2017. The decrease was mainly due to a decrease in selling, general and administrative expenses because of less insurance and custody fees in connection with the less investment in gold.

Interest expenses for the three months ended March 31, 2018 were $44.1 million, compared with $37.6 million for the same period in 2017. The significant increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the three months ended March 31, 2018.

The income tax expense was approximately $4.6 million for the three months ended March 31, 2018, compared to income tax benefit of approximately $2.3 million for the same period in 2017. For the three months ended March 31, 2018, the Company recorded an expense due to increased revenue, gross profit and taxable income. No tax provision was recorded for the three months ended March 31, 2017 due to net loss, and the deferred income tax recovery resulting from the deferred financing costs on the loans, accrued interest and other temporary differences for the three months ended March 31, 2017.

Net Income

For the foregoing reasons, our net income was $13.2 million for the three months ended March 31, 2018, increased by $34.5 million, or 162%, from a net loss of $21.3 million for three months end March 31, 2017.

Other Comprehensive Income (Loss)

Other comprehensive loss was approximately $4.8 million for the three months ended March 31, 2018, compared to other comprehensive income of $99.5 million for the three months ended March 31, 2017, mainly due to the change in market value of gold investment resulting in an unrealized loss of $18.7 million, net of tax, and the appreciation of the Chinese RMB against the U.S. Dollar.

Cash Flows

Operating activities

We had $211.4 million of net cash provided by operating activities for the three months ended March 31, 2018, compared with $54.7 million of net cash used in operating activities for the same period in 2017. The increase of net cash provided by operating activities was mainly due to the decrease in inventory purchases of 155.3 million because $319.9 million of gold for investment was released to inventory during the three months ended March 31, 2018, a decrease in value added tax receivable of $37 million and an increase in income taxable of $2.0 million.

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

Investing activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2018, compared with net cash used in investing activities of $422.6 million for the three months ended March 31, 2017.  The decrease of net cash provided by investing activities was mainly because we purchased gold for investment of $422.1 million in connection with our significant borrowings during the three months ended March 31, 2017. During the three months ended March 31, 2018, we released gold investment of $319.9 million to inventory for production.

While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to obtain financings from the banks which may require us to purchase more gold as collateral.

Financing activities

Net cash used in financing activities was $209.6 million for the three months ended March 31, 2018, compared with net cash provided by financing activities of $477 for the three months ended March 31, 2017. The decrease of net cash provided by the financing activities was mainly due to the fact that we repaid a greater aggregate amount of loans than that of new borrowings during the three months ended March 31, 2018.

During the three months ended March 31, 2018, we borrowed additional $220.2 million bank loans and $335 million from related parties, and repaid $239.2 million bank loans and $526.1 million related party loans. During the three months ended March 31, 2017, we borrowed additional $124.8 million bank loans and $763.5 million from related parties, and repaid $29.2 million bank loans and $374.5 million related party loans.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we guaranteed payments for a related party of approximately $79.6 million (RMB 500 million) for bank loan.

As of March 31, 2018, we had no gold lease outstanding. The Company may sign new gold lease agreements with the banks when necessary.

Obligations and Commitments

The following table sets forth our contractual obligations as of March 31, 2018:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank loans (1)	$890,643,755	$-	$890,643,755	$-	$-
Short-term bank loans (2)	906,862,905	906,862,905	-	-	-
Related party loans (3)	712,360,601	79,608,961	-	632,751,640	-
Operating leases (4)	1,013,872	270,265	540,530	203,077	-
Total	$2,510,881,133	$986,742,131	$891,184,285	$632,954,717	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)

On June 27, 2016, Wuhan Kingold signed multiple years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with an aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 year lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with an aggregate annual rent of approximately $90,592   (RMB 576,000). The lease agreement with Wuhan Huayuan was amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased.

For the three months ended March 31, 2018 and 2017, the Company recorded $0.07 million and $0.08 million rent expenses, respectively. As of March 31, 2018 and December 31, 2017, the Company had lease payable to Wuhan Huayuan of approximately $0.34 million and $0.26 million, respectively, which were included in other payables and accrued expenses.

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $1.0 million in cash and cash equivalents. We have financed our operations with cash flow generated from operations and primarily through bank borrowings as well as through private borrowing.

As of March 31, 2018, we had total outstanding loans of $2,509.9 million (including $906.9 million short-term loans, $890.6 million long-term loans, and $712.4 million related party loans). For additional information regarding our loans, please see Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

We have maintained a close relationship with the banks from where we leased gold in the past. Therefore we expect that we are able to obtain additional gold leases from the banks, if necessary. We are expecting to generate additional cash flows in the coming period of time from developing new customers and an increase in our revenue in the following years due to the higher interest in investing in gold against the currency depreciation.

As of March 31, 2018, the Company had working capital of $806.7 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financings to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Inventories

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the weighted average method. We continually evaluate the composition of our inventory, turnover of our products, the price of gold, and the ability of our customers to pay for their products. We write down slow-moving and obsolete inventory based on an assessment of these factors, but principally customer demand. Such assessments require the exercise of significant judgment by management. Additionally, the value of our inventory may be affected by commodity prices. Decreases in the market value of gold would result in a lower stated value of our inventory, which may require us to take a charge for the decrease in the value. In addition, if the price of gold changes substantially in a very short period, it might trigger customer defaults, which could result in inventory obsolescence. If any of these factors were to become less favorable than those projected, inventory write-downs could be required, which would have a negative effect on our earnings and working capital.

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

Revenue Recognition

The Company adopted Accounting Standards Codification ("ASC") 606 in the first quarter of 2018 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

The Company’s revenues are primarily composed of sales proceeds collected from sales of branded products and customized product fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised services have transferred to the customers.

Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied. Satisfaction of contract terms occur with the transfer of title of the Company’s branded products and accessories to the customers. Net sale is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods to the wholesaler and retailers. The amount of consideration the Company expects to receive consists of the sales price adjusted for any incentives if applicable. Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold. In applying judgment, the Company considered customer expectations of performance, materiality and the core principles of ASC Topic 606. The Company's performance obligations are generally transferred to the customer at a point in time. The Company’s contracts with customers generally do not include any variable consideration.

Sαles of brαnded products

The Company offers a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants. In our sales of branded products, the Company only sells on a wholesale basis to distributors and retailers. Pricing of the jewelry products is made at the time of sales contracts are made, based on prevailing market price of gold. These sales contracts are primarily based on a customer’s purchase order followed by the Company’s order acknowledgement, and may also include a master supply or distributor agreement. The performance obligations are generally satisfied at a point in time when the Company ships the product from the Company’s facility. Payment term is typically due within 30 days or less.

Customized production fees

In the customized product arrangement, the Company receives orders from other jewelry companies who engage to the Company to design and produce 24-karat jewelry and Chinese ornaments using gold they supply to the Company. Although the Company assumes the responsibilities to design and manufacture the related Jewelry products, the Company does not assume inventory risk and does not determine the product design specification. As a result, the Company is considered the agent in this arrangement for revenue recognition purposes. All of the sales contracts in this customized product arrangements contain performance obligations satisfied at a point in time when we complete the design and ship the product from the Company’s facility. The Company recognizes services-based revenue (the processing fee) from such contracts for customized production when: (i) the contracted services have been performed and (ii) collectability is reasonably assured.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from fluctuations in foreign currency exchange rates, precious metal prices and interest rates, which could affect its consolidated financial position, earnings and cash flows. We manage our exposure to market risk through its regular operating and financing activities.

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, while our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of the RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past eleven years, RMB has appreciated 7% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.2807 on March 31, 2018). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our borrowings from banks and other financial institutions as of March 31, 2018, were approximately $1,797.5 million, and interest expense paid for these loans was $41 million   for the three months ended March 31, 2018.

At the end of March 31, 2018, our weighted average interest rate was 8.6%. We do not expect the interest expense will be changed dramatically and we currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Inflation Risk

We do not believe inflation has had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended March 31, 2018. However, we cannot be sure inflation will not have an adverse impact on our operating results, financial condition, plans for operations or other capital expenditures in future periods.

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

In connection with the preparation of this report, management determined that, as of March 31, 2018, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Material adjustments were proposed by the auditors and recorded by the Company for the three months ended March 31, 2018;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of communication between management, chief executive officer and the board of directors relating to the approval of obtaining loans from banks, other financial institutions, related parties, third parties, and proving guarantees to related parties, third parties and gold lease transactions with related parties;

•	Lack of functional internal audit department that monitors the consistencies of the prescribed internal control procedures;

•	Lack of proper accounting and recording of the investments in gold and the related loans payable to banks, financial institutions and related parties.

In order to remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions including gold leases and loans with a value in excess of $250,000. Notwithstanding this requirement, our Board determined in the course of preparing this quarterly report that management did not consistently seek Board approval prior to causing Wuhan Kingold to enter into transactions covered by these resolutions. In addition to failing to approve such transactions as anticipated, this absence of prior approval resulted in our failure to disclose such transactions at the time they occurred. Further, we intend to explore implementing additional policies and procedures, which may include:

•	Reporting other material and non-routine transactions to the Board and obtain proper approval by management;

•	Recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

•	Improving the communication between management, board of directors and chief financial officer;

•	Improving the internal audit function, internal control policies and monitoring controls.

•	Holding monthly Business Meeting - management reports to the board of directors of significant events such as loans renewals, related parties' transactions, new loans obtained from related and third parties, gold inventories and gold investment (pledged gold) movements and guarantees to related parties and third parties loans;

•	To hold financial controller accountable for any omitted or misleading transactions not reported to the board of directors and the independent auditors.

Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting occurred during the three months ended March 31, 2018, which are reasonably likely to materially affect our internal control over financial reporting:

•	We have begun to implement segregation of duties for accounting personnel who prepare and review journal entries.

•	We have begun to implement and maintain proper recording of the leased gold inventory with related parties and the related party loan agreements and restricted cash.

We believe these efforts are likely to improve our internal controls. We recognize that we must continue to implement policies and procedures to further enhance our internal controls.

Except for the actions taken to remedy the material weaknesses described above, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our three months ended March 31, 2018.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions.

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

Item 1A.  Risk Factors

Investment in our securities involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision. The risks and uncertainties described below represent our known material risks to our business. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, you may lose all or part of your investment. You should not invest in our securities unless you can afford to lose your entire investment.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with these new requirements may increase our costs and require additional management time and resources. In the prior two fiscal years, our management assessed and found our internal control over financial reporting to be ineffective. To remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek the Board’s approval prior to entering into any transactions with a value in excess of a certain threshold, and we are in the process of implementing additional policies and procedures to enhance our internal controls. Notwithstanding these additional measures, we may still need to implement additional or enhance finance and accounting systems, procedures and controls to satisfy new accounting and reporting requirements. If our internal control over financial reporting continues to be determined to be ineffective, investors could lose confidence in the reliability of our internal controls, which could adversely affect our stock price.

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

Our business depends directly on the performance of roughly 300 of our major distributors, which we also refer to as our customers. No customer accounted for more than 10% of annual sales for the years ended December 31, 2015, 2016 or 2017. As all purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors requires time and efforts by our management, and replacing any existing distributor would be difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our product distributions and harm our net sales.

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

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S. and China. Tax laws are complex and subject to constant changes as new laws are passed and new interpretations of the law are issued or applied. The U.S. has recently enacted significant tax reform which may impact our tax liabilities. Significant judgment is required in estimating our provision for income taxes. In our business operations and corporate structure, there are contractual arrangements, transactions or calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits could be materially different from what is reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cash flows.

Uncertainty in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate

The 2017 Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, introduces significant changes to U.S. income tax law, including how the U.S. imposes income tax on multinational corporations. Accounting for the income tax effects of the Act requires significant judgments and estimates in the interpretation of the provisions of the Act. The U.S. Department of Treasury has authority to issue regulations and interpretative guidance that may impact how we apply the law and impact our results of operations in the period issued and subsequently. The Act requires complex computations not previously required under U.S. tax law. Further, compliance with the Act and the accounting for such provisions require the accumulation of information not previously required or regularly produced. The Treasury, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue new guidance on how the provisions of the Act will be applied or otherwise administered that is different from our interpretation. As additional regulatory guidance is issued, and as we perform additional analysis on the application of the law and any additional guidance issued, our final analysis may be different from our current reported amounts, and we may make adjustments that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

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

If we continue to be unable to maintain effective internal control over financial reporting or effective disclosure controls and procedures, the price of our common stock may be adversely affected.

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

Since we became public, our management has continually determined that we had a material weakness in our internal control over financial reporting due to some problems with cash management, as well as continued ineffective disclosure controls and procedures, and other significant deficiencies due to inadequate controls over the appropriate approval procedures for certain material transactions, inadequate controls over certain material cash transactions, and lack of technical competency in review and recording of non-routine or complex transactions. Moreover, our management concluded that our disclosure controls and procedures continued to be ineffective this period because we continued to fail to disclose the entry into certain material agreements within the time periods required by the Commission.

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

	High	Low
2018
First Quarter	$2.02	$1.23

2017
First Quarter	$1.38	$1.09
Second Quarter	$2.03	$1.06
Third Quarter	$2.06	$1.53
Fourth Quarter	$2.31	$1.92

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Trust Loan Contract (English translation), dated January 2, 2018, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 2, 2018).
10.2	Loan Contract (English translation), dated January 2, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Kingold Industrial Group Co., Ltd.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated May 10, 2018, titled “Kingold Jewelry Reports Financial Results For The First Quarter 2018”*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2018

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

