Form 10-Q
period 2018-06-30
KINGOLD JEWELRY, INC.
filed 2018-08-09
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2018

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

As of August 5, 2018, there were 66,113,502 shares of common stock outstanding, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	June 30,	December 31,
	2018	2017

ASSETS

Cash	$240,453	$4,997,125
Restricted cash	6,965,467	5,534,551
Accounts receivable	-	768,167
Inventories	150,437,622	135,042,713
Investments in gold	1,185,042,807	1,562,943,153
Other current assets and prepaid expenses	250,183	100,592
Value added tax recoverable	274,033,622	353,732,758
Total current assets	1,616,970,154	2,063,119,059

Property and equipment, net	6,517,129	7,299,643
Restricted cash	7,600,532	7,392,721
Investments in gold	908,899,905	957,124,267
Other assets	296,897	302,072
Deferred income tax assets	18,545,561	6,677,675
Land use right	416,840	429,915
Total long-term assets	942,276,864	979,226,293
TOTAL ASSETS	$2,559,247,018	$3,042,345,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short term loans	$908,635,791	$962,101,746
Other payables and accrued expenses	19,906,196	18,913,863
Related party loan	75,530,983	307,389,647
Due to related party	3,420,269	2,630,301
Income tax payable	4,015,473	1,208,742
Other taxes payable	2,496,472	2,615,463
Total current liabilities	1,014,005,184	1,294,859,762
Related party loans	414,034,451	567,843,066
Long term loans	758,141,473	789,410,137
TOTAL LIABILITIES	2,186,181,108	2,652,112,965
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 shares issued and outstanding as of June 30, 2018 and December 31, 2017	66,113	66,113
Additional paid-in capital	80,388,177	80,377,449
Retained earnings
Unappropriated	330,465,332	303,666,611
Appropriated	967,543	967,543
Accumulated other comprehensive income (loss), net of tax	(38,821,255)	5,154,671
Total Equity	373,065,910	390,232,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,559,247,018	$3,042,345,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

NET SALES	$678,796,263	$475,891,200	$1,218,320,318	$768,155,277

COST OF SALES
Cost of sales	(614,775,972)	(427,858,604)	(1,089,741,556)	(702,767,612)
Depreciation	(228,173)	(210,888)	(545,838)	(505,331)
Total cost of sales	(615,004,145)	(428,069,492)	(1,090,287,394)	(703,272,943)

GROSS PROFIT	63,792,118	47,821,708	128,032,924	64,882,334

OPERATING EXPENSES
Selling, general and administrative expenses	2,564,845	3,069,142	5,110,199	6,766,525
Stock compensation expenses	5,364	11,143	10,728	22,286
Depreciation	151,658	125,831	260,487	231,670
Amortization	2,963	2,755	5,936	5,498
Total operating expenses	2,724,830	3,208,871	5,387,350	7,025,979

INCOME FROM OPERATIONS	61,067,288	44,612,837	122,645,574	57,856,355

OTHER INCOME (EXPENSES)
Other Income	-	132	-	65,497
Interest Income	446,143	504,462	822,144	1,191,307
Interest expense, including amortization of debt issuance costs of $2,305,354 and $3,116,277 for the three months, and $4,560,420 and $6,403,986 for the six months ended June 30, 2018 and 2017, respectively	(43,301,467)	(38,980,626)	(87,418,347)	(76,570,122)
Total other expenses, net	(42,855,324)	(38,476,032)	(86,596,203)	(75,313,318)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	18,211,964	6,136,805	36,049,371	(17,456,963)

INCOME TAX PROVISION (BENEFIT)
Current	4,169,121	5,218,082	7,426,595	5,218,082
Deferred	479,046	(7,114,895)	1,824,055	(9,402,844)
Total income tax provision (benefit)	4,648,167	(1,896,813)	9,250,650	(4,184,762)

NET INCOME (LOSS)	13,563,797	8,033,618	26,798,721	(13,272,201)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	$(19,350,626)	$(54,046,052)	$(37,973,323)	$48,861,337
Foreign currency translation gains (loss)	(19,822,304)	11,789,755	(6,002,603)	8,362,338
Total Other comprehensive income (loss)	$(39,172,930)	$(42,256,297)	$(43,975,926)	$57,223,675

COMPREHENSIVE INCOME (LOSS)	$(25,609,133)	$(34,222,679)	$(17,177,205)	$43,951,474
Earnings (Loss) per share
Basic	$0.21	$0.12	$0.41	$(0.20)
Diluted	$0.20	$0.12	$0.40	$(0.20)
Weighted average number of shares
Basic	66,113,502	66,018,867	66,113,502	66,018,867
Diluted	66,229,658	66,415,601	66,395,251	66,018,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the six months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$26,798,721	$(13,272,201)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	806,325	737,001
Amortization of intangible assets	5,936	5,498
Amortization of debt issuance costs included in interest expense	4,560,420	6,403,986
Share based compensation for services and warrants expense	10,728	22,286
Inventory valuation allowance	-	17,597,804
Deferred tax provision (benefit)	1,824,055	(9,402,844)
Changes in operating assets and liabilities
Accounts receivable	784,850	572,975
Inventories	331,036,274	(204,138,326)
Other current assets and prepaid expenses	(157,286)	587,453
Value added tax recoverable	76,550,155	(66,550,772)
Other payables and accrued expenses	1,251,498	5,063,398
Customer deposits	(82,602)	-
Income tax payable	2,939,193	5,218,082
Other taxes payable	(77,119)	123,225
Net cash provided by (used in) operating activities	446,251,148	(257,032,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(453,522)	(1,141,219)
Investments in gold	-	(270,889,242)
Net cash used in investing activities	(453,522)	(272,030,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans – short term	-	29,090,063
Repayments of other loans – short term	(301,624,503)	(72,870,607)
Proceeds from other loans – long term	240,479,892	95,997,207
Repayments of other loans – long term	-	(101,815,220)
Proceeds from related party loans – short term	-	290,900,628
Repayments of related party loans – short term	(235,549,065)	-
Proceeds from related party loans – long term	334,479,672	690,888,992
Repayments of related party loans – long term	(484,255,723)	(415,987,899)
Payments of loan origination fees	(309,511)	(1,998,723)
Repayment of third party loans	-	(29,090,063)
(Repayment of) borrowings from related party	800,793	(3,988,513)
Net cash provided by (used in) financing activities	(445,978,445)	481,125,865

EFFECT OF EXCHANGE RATES ON CASH AND RESTRICTED CASH	(2,937,126)	1,732,785
NET DECREASE IN CASH AND RESTRICTED CASH	(3,117,945)	(46,204,246)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	17,924,397	81,677,623
CASH AND RESTRICTED CASH, END OF PERIOD	$14,806,452	$35,473,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$81,761,918	$56,674,744
Cash paid for income tax	$4,487,402	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold obtained in a lease from a related party and fully repaid	$-	$131,117,303
Investments in gold transferred to inventories	$389,112,590	$180,786,694
Unrealized gain (loss) on investments in gold, net of tax	$(37,973,323)	$48,861,337

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2018   are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018 and subsequently amended on March 26, 2018.

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

Restricted Cash

The Company adopted Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash” during the first quarter of 2018. This ASU applies to all entities that have restricted cash or restricted cash equivalents to be presented in the statement of cash flows under Topic 230.

As of June 30, 2018 and December 31, 2017, the Company had restricted cash (current and non-current) of $14,565,999 and $12,927,272, respectively. All restricted cash was related to the various loans with banks and financial institutions – see Note 5 – Loans.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At June 30, 2018 and December 31, 2017, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost and net realizable value, and cost is calculated on the weighted average basis. As of June 30, 2018 and December 31, 2017, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of June 30, 2018 and December 31, 2017.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 in the first quarter of 2018 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied. Satisfaction of contract terms occur with the transfer of title of the Company’s branded products and accessories to the customers. Net sale is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods to the wholesaler and retailers. The amount of consideration the Company expects to receive consists of the sales price adjusted for any incentives if applicable. Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold. In applying judgment, the Company considered customer expectations of performance, materiality and the core principles of ASC Topic 606. The Company’s performance obligations are generally transferred to the customer at a point in time. The Company’s contracts with customers generally do not include any variable consideration.

Sαles of brαnded products

The Company offers a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants. In our sales of branded products, the Company only sells on a wholesale basis to distributors and retailers. Pricing of the jewelry products is made at the time of sales contracts are made, based on prevailing market price of gold. These sales contracts are primarily based on a customer’s purchase order followed by the Company’s order acknowledgement, and may also include a master supply or distributor agreement. The performance obligations are generally satisfied at a point in time when the Company ships the product from the Company’s facility. Payment term is typically due within 30 days.

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

The table below presents the impact of applying the new revenue recognition standard to the components of total revenue within the unaudited condensed consolidated statement of income and comprehensive income (loss) for the three and six months ended June 30, 2018. The Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and concluded that there were no differences in the pattern of revenue recognition:

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

	Three Months Ended June 30, 2018
	As Reported	Financial Results Prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Branded production sales	$667,137,665	$667,137,665	$-
Customized production sales	11,593,838	11,593,838	-
Trade in product sales	26,479	26,479	-
Other	38,281	38,281	-
Total revenue	$678,796,263	$678,796,263	$-

	Six Months Ended June 30, 2018
	As Reported	Financial Results Prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Branded production sales	$1,195,458,268	$1,195,458,268	$-
Customized production sales	22,681,768	22,681,768	-
Trade in product sales	46,036	46,036	-
Other	134,246	134,246	-
Total revenue	$1,218,320,318	$1,218,320,318	$-

Contract Balances and Remaining Performance Obligations

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. The Company contract assets, consist primarily of accounts receivable related to sales of products to customers when revenue is recognized prior to payment and the Company has an unconditional right to payment. The Company had accounts receivable related to revenues from contracts with customers of $Nil and $768,167 as of June 30, 2018 and December 31, 2017. The Company’s contract liabilities in terms of customer deposit are immaterial.

The Company did not disclose information about remaining performance obligations pertaining to the customer contracts that either (i) contracts with an original expected term of one year or less, or (ii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for products sold or services rendered.

Revenue by category

Revenue by major product line was as follows for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Branded production sales	$667,137,665	$462,392,151	$1,195,458,268	$749,683,715
Customized production sales	11,593,838	13,437,026	22,681,768	18,378,989
Trade in product sales	26,479	34,849	46,036	49,874
Other	38,281	27,174	134,246	42,699
	$678,796,263	$475,891,200	$1,218,320,318	$768,155,277

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at June 30, 2018 and December 31, 2017.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2012 and after. As of June 30, 2018, the tax years ended December 31, 2012 through December 31, 2017 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

		June 30, 2018		June 30, 2017		December 31, 2017
Balance sheet items, except for equity, as of the period ended	US$	1=RMB 6.6198	US$	1=RMB 6.7774	US$	1=RMB 6.5064
Amounts included in the statements of operations and cash flows for the periods presented	US$	1=RMB 6.3681	US$	1=RMB 6.8752	US$	1=RMB 6.7570

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

Earnings (loss) per Share (“EPS”)

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

Debts Issuance Costs

Debt issuance cost related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Amortization of debt issuance costs is calculated using the effective interest method and is included as a component of interest expense.

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

In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act. The Company does not expect this guidance will have a material impact on its condensed consolidated financial statements.

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

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company does not expect this guidance will have a material impact on its condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories as of June 30, 2018 and December 31, 2017 consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials (A)	$36,485,384	$-
Work-in-progress (B)	71,331,336	90,406,021
Finished goods (C)	42,620,902	44,636,692
Total inventory	$150,437,622	$135,042,713

(A)	Included 1,030,355 grams of Au9999 gold as of June 30, 2018 and Nil Au9999 gold as of December 31, 2017.

(B)	Included 2,020,544 grams of Au9999 gold June 30, 2018 and 2,508,182 grams of Au9999 gold as of December 31, 2017.

(C)	Included 1,199,154 grams of Au9999 gold June 30, 2018 and 1,231,586 grams of Au9999 gold as of December 31, 2017.

No lower of cost or net realizable value adjustment was recorded at June 30, 2018 and December 31, 2017, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
Buildings	$2,374,197	$2,415,577
Plant and machinery	18,388,083	18,615,951
Motor vehicles	249,873	254,228
Office and electric equipment	1,392,891	1,415,194
Leasehold improvements	1,620,451	1,623,027
Subtotal	24,025,495	24,323,977
Less: accumulated depreciation	(17,508,366)	(17,024,334)
Property and equipment, net	$6,517,129	$7,299,643

Depreciation and amortization expenses for the three and six months ended June 30, 2018 was $379,831 and $806,325, respectively. Depreciation and amortization expenses for the three and six months ended June 30, 2017 was $336,719 and $737,001, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS

Short term loans consist of the following:

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
(a) Loan payable to Aijian Trust	$-	$46,108,447
(b) Loans payable to Evergrowing Bank - Qixia Branch	-	153,694,824
(c) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	75,530,983	153,233,739
(d) Loans payable to Sichuan Trust - gross amount	226,592,949	230,542,236
Loans payable to Sichuan Trust - deferred financing cost	(841,311)	(2,239,292)
(e) Loans payable to China Aviation Capital - gross amount	43,807,970	44,571,499
Loans payable to China Aviation Capital - deferred financing cost	(124,223)	(457,926)
(f) Loans payable to Huarong Trust - gross amount	140,068,431	146,163,777
Loans payable to Huarong Trust - deferred financing cost	(233,391)	(1,324,677)
(g) Loans payable to China Construction Investment Trust - gross amount	45,318,590	46,108,447
Loans payable to China Construction Investment Trust - deferred financing cost	(52,556)	(167,796)
(h) Loans payable to Zheshang Jinhui Trust	83,084,081	84,532,153
(i) Loans payable to Zhongjiang International Trust	60,424,786	61,477,929
Loans payable to Zhongjiang International Trust - deferred financing cost	(68,421)	(141,614)
(j) Loan payable to China Aviation Trust - gross amount	46,829,209	-
Loan payable to China Aviation Trust - deferred financing cost	(400,294)	-
(k) Loans payable to National Trust - gross amount	52,871,688	-
Loan payable to National Trust - deferred financing cost	(128,469)	-
(l) Loans payable to Anxin Trust	135,955,769	-
Total short term loans	$908,635,791	$962,101,746

(a) Loan payable to Aijian Trust

The Company fully repaid loan to Aijian Trust upon maturity on May 4, 2018. The pledged gold and restricted deposit were released and returned upon the repayment.

(b) Loans payable to Evergrowing Bank – Qixia Branch

The Company fully repaid loan to Evergrowing Bank – Qixia Branch upon maturity and the pledged gold was subsequent returned to the Company.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(c) Loans payable to Evergrowing Bank – Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $151.1 million (RMB 1 billion) in aggregate. The purpose of the loans was for purchasing gold. The terms of loans are two years and bear fixed interest of 4.75% per year. Based on the loan repayment plan as specified in the loan agreements, $151,062 (RMB 1 million) was repaid in August 2016, $151,062 (RMB 1 million) was repaid on February 23, 2017 and another $151,062 (RMB 1 million) was repaid in August 23, 2017. The Company repaid $75.1 million (RMB 497 million) to Evergrowing bank Yantai Huangshan Road Branch upon maturity.

For the remaining balance of $75.5 million (RMB 500 million), the Company entered into a loan extension agreement with the bank to extend the loan borrowing period for additional seven months until October 2018, with the new interest rate of 6.5% per year. The loans are secured by 2,735   kilograms of Au9999 gold in aggregate with carrying value of approximately $96.1 million (RMB 635.9 million) and are guaranteed by the CEO and Chairman of the Company.

(d) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $302.1 million (RMB 2 billion) as working capital loan. The Company paid the first interest payment equal to 1.21% of the principle received as loan origination fee on annual basis, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $254.9 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.3 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of June 30, 2018, the Company received an aggregate of approximately $226.6 million (RMB 1.5 billion) from the loan.

The Company paid approximately $5.7 million (RMB 36.3 million) as loan origination fee in 2017 and 2016 for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2018, approximately $0.7 million (RMB 4.5 million) and $1.4 million (RMB 9 million) deferred financing cost was amortized, respectively. For three months and six months ended June 30, 2017, approximately $0.4 million (RMB 2.3 million) and $0.7 million (RMB 4.5 million) deferred financing cost was amortized, respectively.

(e) Loans payable to China Aviation Capital

On September 7, 2016, the Company entered into a trust loan agreement with China Aviation Capital Investment Management (Shenzhen) (“China Aviation Capital”) to borrow a maximum of approximately $90.6 million (RMB 600 million) as working capital loan. The first installment of the loan was approximately $43.8 million (RMB 290 million) to mature on September 7, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $51.7 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. As of June 30, 2018, the Company received an aggregate of approximately $43.8 million (RMB 290 million) from the loan.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(e) Loans payable to China Aviation Capital (continued)

The Company paid approximately $1.4 million (RMB 8.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2018, approximately $0.2 million (RMB 1.1 million) and $0.3 million (RMB 2.2 million  ) deferred financing cost was amortized, respectively.

For the three and six months ended June 30, 2017, approximately $0.2 million (RMB 1.1 million) and $0.3 million (RMB 2.1 million) deferred financing cost was amortized, respectively.

(f) Loans payable to Huarong Trust

On July 28, 2017, the Company entered into a loan agreement with Huarong International Trust Co. Ltd. (“Huarong Trust”) to borrow a maximum of approximately $151.1 million (RMB 1 billion) as working capital loan. The loan has a 12-month term starting from the date of releasing the loan and 2.5% of the principal amount is required to be repaid after 6 months from releasing date. The Company paid a loan origination fee equivalent to 1.5% of the principal amount received which bears interest at a fixed rate of 7% per annum. The loan is also guaranteed by the CEO and Chairman of the Company. The Company pledged 4,975 kilograms of Au9999 gold with carrying value of approximately $177.7 million (RMB 1.2 billion) as collateral to secure this loan. The Company pledged approximately $1.4 million (RMB 9.5 million) restricted cash with Huarong Trust as collateral. Subsequently on August 1, 2018, the Company made repayment of approximately $58.9 million (RMB 390 million) to Huarong Trust; the related gold pledged and restricted cash deposit were returned and released upon repayment. The Company also plans to repay additional RMB 537.2 million (approximately $81.1 million) to Huarong Trust on August 15, 2018 upon maturity.

The Company paid approximately $2.2 million (RMB 14.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2018, approximately $0.6 million (RMB 3.6 million  ) and 1.1 million (RMB 7.1 million) deferred financing cost was amortized, respectively.

(g) Loans payable to China Construction Investment Trust

On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $45.3 million (RMB 300 million) as working capital loan for the purpose of purchasing of gold solely with a period of 24 months from October 9, 2016 to October 9, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principal amount received need to be paid before December 25, 2016 as loan origination fee; (2) the rest of interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company pledged 1,447 kilograms of Au9999 gold with carrying value of approximately $50.8 million (RMB 336.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3 million) to secure the loan.

The Company paid approximately $0.5 million (RMB 3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2018, approximately $0.06 million (RMB 0.4 million) and $0.1 million (RMB 0.8 million  ) deferred financing cost was amortized, respectively. For the three and six months ended June 30, 2017, approximately $0.07 million (RMB 0.4 million) and $0.1 million (RMB 0.8 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(h) Loans payable to Zheshang Jinhui Trust

On November 7, 2016, the Company entered into a trust loan agreement with Zheshang Jinhui Trust to borrow a maximum of approximately $83.1 million (RMB 550 million) for purchasing gold with a period of 24 months from principle receiving date November 15, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.8%. The Company pledged 2,708 kilograms of Au9999 gold with carrying value of approximately $95.1 million (RMB 629.6 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.8 million (RMB 5.5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(i) Loans payable to Zhongjiang International Trust

On December 23, 2016, the Company entered into a trust loan agreement with Zhongjiang International Trust to borrow a maximum of approximately $60.4 million (RMB 400 million) for purchasing gold with a period of 24 months from December 23, 2016 to December 22, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 8.75%. The Company pledged 2,104 kilograms of Au9999 gold with carrying value of approximately $73.9 million (RMB 489.2 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.3   million (RMB 1.9 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2018, approximately $0.04 million (RMB 0.2 million) and $0.07 million (RMB 0.5 million) deferred financing cost was amortized, respectively. For the three and six months ended June 30, 2017, approximately $0.03 million (RMB 0.2 million) and $0.07 million (RMB 0.5 million) deferred financing cost was amortized, respectively.

(j) Loans payable to China Aviation Trust

On January 25, 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $46.8 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8%. The Company pledged 1,647 kilograms of Au9999 gold with carrying value of approximately $57.2 million (RMB 378.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3.1 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.5 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2018, approximately $0.2 million (RMB 1.2 million) and $0.4 million (RMB 2.3 million) deferred financing cost was amortized, respectively. For three and six months ended June 30, 2017, approximately $0.2 million (RMB 1.2 million) and $0.3 million (RMB 2.0 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(k) Loans payable to National Trust

On February 28, 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $52.9 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617%. The Company pledged 1,745 kilograms of Au9999 gold with carrying value of approximately $61.7 million (RMB 408.1 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.4 million (RMB 2.6 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2018, approximately $0.05 million (RMB 0.3 million) and $0.1 million (RMB 0.6 million) deferred financing cost was amortized, respectively. For the three and six months ended June 30, 2017, approximately $0.05 million (RMB 0.3 million) and $0.06 million (RMB 0.4 million) deferred financing cost was amortized, respectively.

(l) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allowed the Company to access of approximately $453.2 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with various maturity dates from February 19, 2019 to October 12, 2019. The purpose of this trust loan was to provide working capital for the Company to purchase gold. The loan is secured by 15,450 kilograms of Au9999 gold in aggregate with carrying value of approximately $542.7 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of June 30, 2018, the Company received full amount from the loan. During the three months ended June 30, 2018, the Company repaid approximately $15.1 million (RMB 100 million). The Company also made a restricted deposit of approximately $4.5 million (RMB 30 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

Interest expense for all of the loans mentioned above amounted to $23 million and $41.5 million for the three and six months ended June 30, 2018, respectively. Interest expense for short-term loan for the three and six months ended June 30, 2017 was $11.8 million and $20 million, respectively.

The weighted average interest rate for the short term loans for the six months ended June 30, 2018 and 2017 was 8.0% and 8.1%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

Long-term loans consist of the following:

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
(m) Loans payable to Minsheng Trust	$211,486,752	$-
(n) Loans payable to Anxin Trust	302,123,931	461,084,471
(o) Loans payable to Chang’An Trust - gross amount	151,061,966	153,694,824
Loans payable to Chang’An Trust - deferred financing cost	(1,123,539)	(1,563,230)
(p) Loans payable to China Aviation Trust - gross amount	-	47,645,395
Loans payable to China Aviation Trust - deferred financing cost	-	(761,674)
(q) Loans payable to National Trust - gross amount	-	53,793,188
Loans payable to National Trust - deferred financing cost	-	(228,068)
(r) Loans payable to Zheshang Jinhui Trust (new) - gross amount	95,380,525	76,847,412
Loans payable to Zheshang Jinhui Trust (new) - deferred financing cost	(788,162)	(1,102,181)
Total long term loans, net of deferred financing costs	$758,141,473	$789,410,137

(m) Loan payable to Minsheng Trust

On December 26, 2017, the Company entered into a Trust Loan Contract in the amount of no more than RMB 1.5 billion (equivalent to approximately $ 226.6 million) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 24-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 30 months. The Trust Loan bears interest at a fixed annual rate of 9.2%. The loan is secured by 7,887 kilograms of Au9999 gold in aggregate with carrying value of approximately $280.7 million (RMB 1.9 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $2.1 million (RMB 14 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of June 30, 2018, the Company received an aggregate of approximately $211.5 million (RMB 1.4 billion) from the loan. Subsequently on July 19, 2018, the Company received from the bank the remaining $15.1 million (RMB 100 million) under this loan agreement.

(n) Loans payable to Anxin Trust (see Note 5 (l) above)

(o) Loans payable to Chang’An Trust

In September 2017, Wuhan Kingold entered into a new Trust Loan Contract with Chang’An Trust. The agreement allows the Company to access a total of approximately $151.1 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 10% with a term of 24 months and is secured by 4,784 kilograms of Au9999 gold in aggregate with carrying value of approximately $169.8 million (RMB 1.1 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of June 30, 2018, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.5 million (RMB 11 million) as loan origination fee for obtaining the new loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2018, approximately $0.2 million (RMB 1.4 million) and $0.4 million (RMB 2.7 million) deferred financing cost was amortized, respectively.

(p) Loans payable to China Aviation Trust (see Note 5 (j) above)

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(q) Loans payable to National Trust (see Note 5 (k) above)

(r) Loans payable to Zheshang Jinhui Trust (new)

In November 2017, Wuhan Kingold entered into a new Trust Loan Contract with Zheshang Jinhui Trust. The agreement allows the Company to access a total of approximately $151.1 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 7.7% with a term of 24 months and is secured by 3,264 kilograms of Au9999 gold in aggregate with carrying value of approximately $114.6 million (RMB 758.5 million). The loan is also guaranteed by the CEO and Chairman of the Company. As of June 30, 2018, the Company received an aggregate of approximately $95.4 million (RMB 631.4 million) from the loan. The Company also made a restricted deposit of approximately $0.95 million (RMB 6.3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.4 million (RMB 9.5 million) as loan origination fee for obtaining the new loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2018, approximately $0.3 million (RMB 1.9 million  ) and $$0.6 million (RMB 3.7 million) deferred financing cost was amortized, respectively.

Total interest expense for the above long-term loans was approximately $16.4 million and $37.8 million for the three and six months ended June 30, 2018, respectively. Total interest expense for the above long-term loans was approximately $24.8 million and $48.8 million for the three and six months ended June 30, 2017, respectively.

The weighted average interest rate for the long-term loans for the six months ended June 30,2018 and 2017 was 9.8% and 9.6%, respectively.

NOTE 6 – INVESTMENTS IN GOLD

As of June 30, 2018 and December 31, 2017, the Company allocated a total of 57,477 and 59,523 kilograms of Au9999 gold in its inventories with carrying value of approximately $2,026.9 million and $2,131.6 million, respectively, as investments in gold for obtaining various loans from banks and financial institutions. (See Note 5)

As of June 30, 2018 and December 31, 2017, the Company pledged a total of 2,655 and 10,225 kilograms of gold, respectively, as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of RMB 500 million and 2 billion loan from Evergrowing Bank Huanshan Road Branch, respectively. (See Note 7)

As of June 30, 2018 and December 31, 2017, the Company pledged a total of 523 kilograms of gold and pledged as collateral for obtaining total amount of RMB 100 million loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 7)

As of June 30, 2018, a total of 26,328 kilograms of Au9999 gold with fair market value of approximately $908.9 million was pledged for long term loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 34,327 kilograms of Au9999 gold with fair market value of approximately $1,185 million was classified as current assets as of June 30, 2018.

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

As of June 30, 2018, a total of 60,655 kilograms of Au9999 gold investments with a change of fair market value of $51.7 million, which resulted in net unrealized loss of $38.0 million, net of tax for the six months ended June 30, 2018. The Company recorded the change in unrealized gain as other comprehensive income, net of tax.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – RELATED PARTIES LOANS

(a)	Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $151.1 million (RMB 1 billion). The loan has one-year term from January 12, 2017 to January 10, 2018 and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $189.8 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $151.1 million (RMB 1 billion). The loan has one-year term from February 20, 2017 to February 20, 2018 and bears fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $170 million (RMB 1.1 billion) as collateral.

The Company repaid $226.6 million (RMB 1.5 billion) loans to Kangbo upon maturity in January 2018 and February 2018. 7,870 kilograms of pledged gold in Evergrowing Bank - Yantai Huanshan Road Branch were released to the Company accordingly with 2,355 kilograms are still pledged as guarantee. For the remaining $75.5 million (RMB 500 million) loan that matured on March 2, 2018, the Company entered into a loan extension agreement with Kangbo to extend the loan borrowing period for additional seven months until October 2, 2018 with additional 2,655 kilograms of gold pledged with carrying value of approximately $94.8 million (RMB 627.3 million) as collateral.

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

In January 2018, the Company signed an agreement and borrowed additional $317.2 million (RMB 2.1 billion) non-interest bearing loan from Wuhan Kingold Industrial Group as working capital with 5 year maturity to January 2023.

During the six months ended June 30, 2018, the Company repaid loans totaling $482.5 million (RMB 3.1 billion) and obtained loans totaling $334.5 million (RMB 2.1 billion). During the six months ended June 30, 2017, the Company repaid loans totaling $416 million   (RMB 2,860 million) and obtained loans totaling $676.3 million (RMB 4,650 million).

As of June 30, 2018, the aggregate borrowing amount from Wuhan Kingold Industrial Group was approximately $401.4 million (RMB 2.7 billion). The Company classified these loans as non-current liabilities. As of December 31, 2017, the aggregate borrowing amount from Wuhan Kingold Industrial Group was approximately $553.3 million (RMB 3.6 billion).

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – RELATED PARTIES LOANS (Continued)

(c)   Loans payable to Wuhan Huayuan Technology Development Limited

On June 8, 2017, Wuhan Kingold signed a loan agreement with Wuhan Huayuan Technology Development Limited (“Wuhan Huayuan”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of $15.1 million (RMB 100 million). The purpose for the loans is for working capital and purchasing gold. The loan has four years term from June 8, 2017 to June 8, 2021 and bears fixed interest of 7.8%. The Company also pledged 523 kilograms of Au9999 gold with carrying value of approximately $18.8 million (RMB 124.4 million) as collateral to secure this loan.

During six months ended June 30, 2018, the Company repaid $1.7 million (RMB 11.1 million), results in the outstanding balance of $12.6 million (RMB 83.5 million) as of June 30, 2018. Interest expense of $271,060 and $562,629 was recorded for this loan for the three and six months ended June 30, 2018, respectively. Interest expense of $48,079 was recorded for this loan for the three and six months ended June 30, 2017.

During the year ended December 31, 2017, the Company repaid $0.8 million (RMB 5.4 million), results in the outstanding balance of $14.5 million (RMB 94.6 million) as of December 31, 2017.

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2018 and for the year ended December 31, 2017, the Company received working capital proceeds from the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with no interest.

As of June 30, 2018 and December 31, 2017, the amount due to CEO and Chairman was $3,420,269 and $2,630,301, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through June 30, 2018   resulting in loss carry forwards of $19,046,118 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2037. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of June 30, 2018 and December 31, 2017 was $3,999,685 and $6,151,702, respectively.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the three months ended June 30, 2018   and for the year ended December 31, 2017. The Company recorded $18,545,561 and $6,677,675 deferred income tax assets as of June 30, 2018 and December 31, 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has determined that the Company’s VIE in PRC does not qualify as a reportable controlled foreign corporation (“CFC”) in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result the Company assessed there was no significant income tax impact during the period in which the legislation was enacted. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the Company’s VIE in PRC does not qualify as a reportable CFC, therefore it is not necessary to record any income tax provision in connection with the transition tax on the mandatory deemed repatriation of foreign earnings at December 31, 2017. Additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2018 when the analysis is complete.

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
United States	$(379,110)	$(399,406)	$(952,878)	$(716,646)
Foreign	18,591,074	6,536,211	37,002,249	(16,740,317)
	$18,211,964	$6,136,805	$36,049,371	$(17,456,963)

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (Continued)

Significant components of the income tax provision (benefit) were as follows for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	4,169,121	5,218,082	7,426,595	5,218,082
	$4,169,121	$5,218,082	$7,426,595	$5,218,082
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	479,046	(7,114,895)	1,824,055	(9,402,844)
	479,046	(7,114,895)	1,824,055	(9,402,844)
Income tax provision (benefit)	$4,648,167	$(1,896,813)	$9,250,650	$(4,184,762)

The components of deferred tax assets and deferred tax liabilities as of June 30, 2018 and December 31, 2017 consist of the following:

	As of June 30, 2018	As of December 31, 2017
Deferred tax assets:
Accrued interest	$2,056,506	$1,824,171
Inventory Valuation	1,215,578	4,545,708
Accrued expenses	536,654	330,663
Deferred financing costs on the loans	1,750,634	741,008
Other temporary differences	55,103	56,062
Unrealized loss due to change in fair value of investments in gold	12,931,086	-
Net operating losses from parent company	3,999,685	6,151,702
Valuation allowance	(3,999,685)	(6,151,702)
	18,545,561	7,497,612
Deferred tax liabilities:
Unrealized gain due to change in fair value of investments in gold	$-	$(819,937)
Deferred tax assets - Net	$18,545,561	$6,677,675

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – EARNINGS (LOSSES) PER SHARE

For the three and six months ended June 30, 2018, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the three and six months ended June 30, 2018. As a result, total of 116,156 and 281,749 unexercised warrants and options are dilutive, and were included in the computation of diluted EPS for the three and six months ended June 30, 2018, respectively.

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

NOTE 11 – OPTIONS

The Company recorded $5,364 and $10,728 stock-based compensation expense for the three and six months ended June 30, 2018, respectively. The Company recorded $11,143 and $22,286 stock-based compensation expense for the three and six months ended June 30, 2017, respectively.

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2017	3,220,000	$1.90	3.76
Exercisable, December 31, 2017	3,191,875	$1.91	3.73

Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2018	3,220,000	$1.90	3.26

Exercisable, June 30, 2018	3,203,125	$1.91	3.24

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – WARRANTS

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a wholly owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold in matters relating to investor relations, capital markets and shareholder value creation strategy. As the part of the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. As of June 30, 2018, no warrants were issued to BIP because the performance target has not been met.

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

For the three and six months ended June 30, 2018 and 2017, there were no warrants recorded in the general administrative expenses of the Company, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $14,730,566 and $17,632,270 as of June 30, 2018 and December 31, 2017, respectively. The cash balance held in the BVI bank accounts was $Nil as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the Company held $63,662 of cash balances within the United States. As of December 31, 2017, the Company held $266,012 of cash balances within the United States, which was $16,012 in excess of FDIC insurance limits of $250,000.

As of June 30, 2018 and December 31, 2017, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the three and six months ended June 30, 2018 and 2017. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three and six months ended June 30, 2018 and 2017.

NOTE 14 – GOLD LEASE TRANSACTIONS

a)	Gold lease transactions with related party

On January 3, 2017, Wuhan Kingold entered into a gold lease agreement with Shuntianyi to lease a total of 4,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $131.1 million for a period from January 3, 2017 to February 28, 2017. The leased gold was fully returned by the Company to Shuntianyi on February 28, 2017.

As of June 30, 2018 and December 31, 2017, the Company had no leased gold outstanding from any related party, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – GOLD LEASE TRANSACTIONS (Continued)

b)	Gold lease transaction with financial institutes

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

As of June 30, 2018 and December 31, 2017, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard any gold leases from financial institutions.

Interest expense for all gold lease arrangements for the three and six months ended June 30, 2018 was Nil. Interest expense for all gold lease arrangements for the three and six months ended June 30, 2017 was approximately $0.05 million and $0.1 million, respectively, which was included in the cost of sales.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.4 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $90,451 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased.

For the three and six months ended June 30, 2018, the Company recorded $67,357  and $134,923   rent expense, respectively. For the three and six months ended June 30, 2017, the Company recorded $85,012 and $169,684 rent expense, respectively.

As of June 30, 2018 and December 31, 2017, the Company had lease payable to Wuhan Huayuan of approximately $0.39 million and $0.26 million, respectively, which included in other payables and accrued expenses.

For the Twelve Months Ending June 30,
2019	$269,845
2020	269,845
2021	269,845
2022	135,300
$944,835

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – COMPARATIVE INFORMATION

The Company adopted ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash” on January 1, 2018. As a result, the Company retroactively applied the new standard on the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018 to conform to the current period presentation.

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated statement of balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the period ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash	$240,453	$4,997,125	$9,181,584	$21,333,193
Restricted cash - current	6,965,467	5,534,551	17,940,508	52,786,257
Restricted cash – non current	7,600,532	7,392,721	8,351,285	7,558,173
Total cash and restricted cash	$14,806,452	$17,924,397	$35,473,377	$81,677,623

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations and comprehensive income (loss) (unaudited) for the three and six months ended June 30, 2018 and 2017 in U.S. dollars:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

NET SALES	$678,796,263	$475,891,200	$1,218,320,318	$768,155,277

COST OF SALES
Cost of sales	(614,775,972)	(427,858,604)	(1,089,741,556)	(702,767,612)
Depreciation	(228,173)	(210,888)	(545,838)	(505,331)
Total cost of sales	(615,004,145)	(428,069,492)	(1,090,287,394)	(703,272,943)

GROSS PROFIT	63,792,118	47,821,708	128,032,924	64,882,334

OPERATING EXPENSES
Selling, general and administrative expenses	2,564,845	3,069,142	5,110,199	6,766,525
Stock compensation expenses	5,364	11,143	10,728	22,286
Depreciation	151,658	125,831	260,487	231,670
Amortization	2,963	2,755	5,936	5,498
Total operating expenses	2,724,830	3,208,871	5,387,350	7,025,979

INCOME FROM OPERATIONS	61,067,288	44,612,837	122,645,574	57,856,355

OTHER INCOME (EXPENSES)
Other Income	-	132	-	65,497
Interest Income	446,143	504,462	822,144	1,191,307
Interest expense, including amortization of debt issuance costs of $2,305,354 and $3,116,277 for the three months, and $4,560,420 and $6,403,986 for the six months ended June 30, 2018 and 2017, respectively	(43,301,467)	(38,980,626)	(87,418,347)	(76,570,122)
Total other expenses, net	(42,855,324)	(38,476,032)	(86,596,203)	(75,313,318)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	18,211,964	6,136,805	36,049,371	(17,456,963)

INCOME TAX PROVISION (BENEFIT)
Current	4,169,121	5,218,082	7,426,595	5,218,082
Deferred	479,046	(7,114,895)	1,824,055	(9,402,844)
Total income tax provision (benefit)	4,648,167	(1,896,813)	9,250,650	(4,184,762)

NET INCOME (LOSS)	13,563,797	8,033,618	26,798,721	(13,272,201)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	$(19,350,626)	$(54,046,052)	$(37,973,323)	$48,861,337
Foreign currency translation gains (loss)	(19,822,304)	11,789,755	(6,002,603)	8,362,338
Total Other comprehensive income (loss)	$(39,172,930)	$(42,256,297)	$(43,975,926)	$57,223,675

COMPREHENSIVE INCOME (LOSS)	$(25,609,133)	$(34,222,679)	$(17,177,205)	$43,951,474
Earnings (Loss) per share
Basic	$0.21	$0.12	$0.41	$(0.20)
Diluted	$0.20	$0.12	$0.40	$(0.20)
Weighted average number of shares
Basic	66,113,502	66,018,867	66,113,502	66,018,867
Diluted	66,229,658	66,415,601	66,395,251	66,018,867

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30 2017

Net Sales

Net sales for the three months ended June 30, 2018 amounted to $678.8 million, an increase of $202.9 million, or 42.6%, from net sales of $475.9 million for the three months ended June 30, 2017. The overall increase in our revenue in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was mainly the result of the higher sales volume for our branded production sales.

For the three months ended June 30, 2018, our branded production sales accounted for 98.3% of the total sales and customized production sales accounted for 1.7% of the total sales. When compared with the three months ended June 30, 2017, our branded production sales increased by $204.7 million, or 44.3%, and our customized production sales decreased by $1.8 million, or 13.7%.

In the second quarter of 2018, we processed a total of 27.6 metric tons of gold, of which branded production accounted for 16.9 metric tons (61.1%) and customized production accounted for 10.7 metric tons (38.9%). In the second quarter of 2017, we used in production a total of 26 metric tons of gold, of which branded production accounted for 12 metric tons (46.2%) and customized production accounted for 14 metric tons (53.8%).

Cost of Sales

Cost of sales for the three months ended June 30, 2018 amounted to $615 million, an increase of $186.9 million, or 43.7%, from $428.1 million for the same period in 2017.  The increase was primarily due to the higher volume of the gold as a raw material used for our branded production.

Gross Profit

Gross profit for the three months ended June 30, 2018 was $63.8 million, an increase of $16 million, or 33.4%, from $47.8 million for the same period in 2017. Accordingly, gross margin for the three months ended June 30, 2018 was 9.4%, compared to 10.0% for the same period in 2017.

The primary reason for the slight decrease in gross margin was due to the decreased average selling price of our branded production, compensated by decreased unit cost of branded production during the three months ended June 30, 2018. The average selling price of our branded production was RMB 252.34 per gram for the three months ended June 30, 2018, decreased by RMB 11.66 or 4.4%, from RMB 264 per gram for the same period in 2017. Meanwhile, the unit cost of branded production sales was RMB 232.43 per gram for the three months ended June 30, 2018, decreased by RMB 11.63, or 4.8%, from RMB 244.06 per gram for the same period in 2017. The decrease of the both average selling price and unit cost of branded production was mainly due to the weak gold price in 2018.

Expenses

Total operating expenses for the three months ended June 30, 2018 were $2.7 million, compared with $3.2 million for the same period in 2017. The decrease was mainly due to a decrease in selling, general and administrative expenses because of less insurance and custody fees in connection with the less investment in gold.

Interest expense for the three months ended June 30, 2018 was $43.3 million compared with $39 million for the same period in 2017.  The increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the three months ended June 30, 2018 compared with the same period of 2017.

The income tax expense was approximately $4.6 million for the three months ended June 30, 2018, compared to income tax benefit of approximately $1.9 million for the same period in 2017. The increase of income tax expense was mainly because we had higher income from operations before tax for the three months ended June 30, 2018, comparing to the same period last year.

Net Income

For the foregoing reasons, our net income was $13.6 million for the three months ended June 30, 2018, increased by $5.5 million, or 69%, from a net income of $8 million for three months end June 30, 2017.

Other Comprehensive Loss

Other comprehensive loss was approximately $39.2 million for the three months ended June 30, 2018, compared to other comprehensive loss of $42.3   million for the three months ended June 30, 2017. The Other comprehensive loss for the three months ended June 30, 2018 was mainly due to the change in market value of gold investment resulting in an unrealized loss of $19.4 million, net of tax, and foreign currency translation loss of approximately $19.8 million resulted from the depreciation of the Chinese RMB against the U.S. Dollar for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Net Sales

Net sales for the six months ended June 30, 2018   amounted to $1,218.3 million, an increase of $450.2 million, or 58.6%, from net sales of $768.1 million for the six months ended June 30, 2017. The overall increase in our revenue in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was mainly the result of the higher sales volume for our branded production sales.

For the six months ended June 30, 2018, our branded production sales accounted for 98.1% of the total sales and customized production sales accounted for 1.9% of the total sales. When comparing with the six months ended June 30, 2017, our branded production sales increased by $445.8 million or 59.5%, and our customized production sales increased by $4.3 million or 23.4%.

In the first half of 2018, we used in production a total of 50.9 metric tons of gold, of which branded production accounted for 29.8 metric tons (58.6%) and customized production accounted for 21.1 metric tons (41.4%). In the first half of 2017, we used in production a total of 42.1 metric tons of gold, of which branded production accounted for 20.1 metric tons (47.7%) and customized production accounted for 22 metric tons (52.3%).

Cost of Sales

Cost of sales for the six months ended June 30, 2018 amounted to approximately $1,090.3 million, an increase of $387 million, or 55%, from $703.3 million for the same period in 2017. The increase was primarily due to the higher volume of the gold as a raw material used for our branded production.

Gross Profit

Gross profit for the six months ended June 30, 2018 was $128 million, an increase of $63.1 million, or 97.3%, from $64.9 million for the same period in 2017. Accordingly, gross margin for the six months ended June 30, 2018 was 10.5%, compared to 8.4% for the same period in 2017.

The primary reason for the increase in gross margin was due to the decrease in unit cost of our branded production sales exceeded the decrease of average selling price of our branded production during the six months ended June 30, 2018. The unit cost of branded production sales was RMB 232.30 per gram for the six months ended June 30, 2018, decreased by RMB 8.1 or 3.4% from RMB 240.39 per gram for the same period in 2017. However, the average selling price of our branded production was RMB 254.95 per gram for the six months ended June 30, 2018, decreased by RMB 1.72 or 0.7% from RMB 256.66 per gram for the same period in 2017.

Expenses

Total operating expenses for the six months ended June 30, 2018 were $5.4 million compared with $7 million for the same period in 2017. The decrease was mainly due to a decrease in selling, general and administrative expenses because of less insurance and custody fees in connection with the less investment in gold.

Interest expense for the six months ended June 30, 2018 was $87.4 million compared with $76.6 million for the same period in 2017. The increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the six months ended June 30, 2018.

The income tax expense was approximately $9.3 million for the six months ended June 30, 2018, comparing to income tax benefit of approximately $4.2 million for the same period in 2017. The increase of income tax expense was mainly because we had income from operations before tax for the six months ended June 30, 2018, comparing to loss from operations before income tax for the same period last year.

Net Income

For the foregoing reasons, our net income was $26.8 million for the six months ended June 30, 2018, increased by $40.1 million, from a net loss of $13.3 million for six months end June 30, 2017.

Other Comprehensive Loss

Other comprehensive loss was approximately $44 million for the six months ended June 30, 2018, compared to other comprehensive income of $57.2 million for the six months ended June 30, 2017. The Other comprehensive loss was mainly due to the change in market value of gold investment resulting in an unrealized loss of $38 million, net of tax, and the foreign currency translation loss of approximately $6 million resulted from depreciation of the Chinese RMB against the U.S. Dollar for the six months ended June 30, 2018.

Cash Flows

Operating activities

We had $446.3 million of net cash provided by operating activities for the six months ended June 30, 2018, compared with $257 million of net cash used in operating activities for the same period in 2017. The increase of net cash provided by operating activities was mainly due to the decrease in inventory purchases of $311 million   because $349.4 million of gold for investment was released to inventory during the six months ended June 30, 2018, a decrease in value added tax receivable of $76.6 million, an increase in income taxable of $2.9 million and an increase in other payables and accrued liabilities of $1.3 million.

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

Investing activities

Net cash used in investing activities was $0.5   million for the six months ended June 30, 2018, compared with net cash used in investing activities of $272 million for the six months ended June 30, 2017.  The decrease of net cash used in investing activities was mainly because we released gold investment of $349.4 million to inventory for production during the six months ended June 30, 2018. However, we purchased gold for investment of $270.9 million in connection with our significant borrowings during the six months ended June 30, 2017.

While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to obtain financings from the banks which may require us to purchase more gold as collateral.

Financing activities

Net cash used in financing activities was $446 million for the six months ended June 30, 2018, compared with net cash provided by financing activities of $481.1 for the six months ended June 30, 2017. The decrease of net cash provided by the financing activities was mainly due to repayment of an aggregate amount of loans than that of new borrowings during the six months ended June 30, 2018.

During the six months ended June 30, 2018, we borrowed additional $240.5 million loans from banks and other financial institutions, and $334.5 million loans from related parties, and repaid $301.6 million loans from banks and other financial institutions, and $719.8 million loans from related parties. During the six months ended June 30, 2017, we borrowed additional $125.1 million loans from banks and other financial institutions, and $981.8 million loans from related parties, and repaid $174.7   million loans from banks and other financial institutions, $416 million from related parties, and $29.1 million loans from third party loans.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2018, we guaranteed payments for a related party of approximately $75.5 million (RMB 500 million) for bank loan.

As of June 30, 2018, we had no gold lease outstanding. The Company may sign new gold lease agreements with the banks when necessary.

Obligations and Commitments

The following table sets forth our contractual obligations as of June 30, 2018:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank loans (1)	$758,141,473	$-	$758,141,473	$-	$-
Short-term bank loans (2)	908,635,791	908,635,791	-	-	-
Related party loans (3)	489,565,434	75,530,983	-	414,034,451	-
Operating leases (4)	944,835	269,845	539,690	135,300	-
Total	$2,157,287,533	$984,436,619	$758,681,163	$414,169,751	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.4 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $90,451 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased.

For the three and six months ended June 30, 2018, the Company recorded $67,357   and $134,923   rent expense, respectively. For the three and six months ended June 30, 2017, the Company recorded $85,012 and $169,684 rent expense, respectively. As of June 30, 2018 and December 31, 2017, the Company had lease payable to Wuhan Huayuan of approximately $0.39 million and $0.26 million, respectively, which included in other payables and accrued expenses.

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $0.2 million in cash and approximately $14.6 million restricted cash. We have financed our operations with cash flow generated from operations and primarily through bank borrowings as well as through private borrowing.

As of June 30, 2018, we had total outstanding loans of $2,156.3 million (including $908.6 million short-term loans, $758.1 million long-term loans, and $489.6 million related party loans). For additional information regarding our loans, please see Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

We have maintained a close relationship with the banks from where we leased gold in the past. Therefore, we expect that we are able to obtain additional gold leases from the banks, if necessary. We are expecting to generate additional cash flows in the coming period of time from developing new customers and an increase in our revenue in the following years due to the higher interest in investing in gold against the currency depreciation.

As of June 30, 2018, the Company had working capital of $603 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financings to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Investments in Gold

We pledged the gold leased from related party and part of its own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. We classified these pledged gold as investment in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income and reported in shareholders’ equity. The fair market value of the investments in gold is determined by quoted market prices at Shanghai Gold Exchange. Any fluctuation in gold price may significantly impact the investments in gold and other comprehensive income (loss).

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 in the first quarter of 2018 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied. Satisfaction of contract terms occur with the transfer of title of the Company’s branded products and accessories to the customers. Net sale is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods to the wholesaler and retailers. The amount of consideration the Company expects to receive consists of the sales price adjusted for any incentives if applicable. Incidental promotional items that are immaterial in the context of the contract are recognized as expense. Fees charged to customers for shipping and handling are included in net sales in the accompanying consolidated statements of operations and the related costs incurred by the Company are included in cost of goods sold. In applying judgment, the Company considered customer expectations of performance, materiality and the core principles of ASC Topic 606. The Company’s performance obligations are generally transferred to the customer at a point in time. The Company’s contracts with customers generally do not include any variable consideration.

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

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, while our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of the RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past eleven years, RMB has appreciated 9.3% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.6198 on June 30, 2018). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our borrowings from banks and other financial institutions as of June 30, 2018, were approximately $1,666.8 million, and interest expense paid for these loans was $78 million for the six months ended June 30, 2018.

For the six months ended June 30, 2018, our weighted average interest rate was approximately 8.8%. We do not expect the interest expense will be changed dramatically and we currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Inflation Risk

We do not believe inflation has had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended June 30, 2018. However, we cannot be sure inflation will not have an adverse impact on our operating results, financial condition, plans for operations or other capital expenditures in future periods.

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

In connection with the preparation of this report, management determined that, as of June 30, 2018, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Material adjustments were proposed by the auditors and recorded by the Company for the six months ended June 30, 2018;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of communication between management, chief executive officer and the board of directors relating to the approval of obtaining loans from banks, other financial institutions, related parties, third parties, and proving guarantees to related parties, third parties and gold lease transactions with related parties;

•	Lack of functional internal audit department that monitors the consistencies of the prescribed internal control procedures;

•	Lack of proper accounting and recording of the investments in gold and the related loans payable to banks, financial institutions and related parties.

In order to remediate the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions including gold leases and loans with a value in excess of $250,000. Notwithstanding this requirement, our Board determined in the course of preparing this quarterly report that management did not consistently seek Board approval prior to causing Wuhan Kingold to enter into transactions covered by these resolutions. In addition to failing to approve such transactions as anticipated, this absence of prior approval resulted in our failure to disclose such transactions at the time they occurred. Further, we intend to explore implementing additional policies and procedures, which may include:

•	Reporting other material and non-routine transactions to the Board and obtain proper approval by management;

•	Recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;

•	Improving the communication between management, board of directors and chief financial officer;

•	Improving the internal audit function, internal control policies and monitoring controls.

•	Holding monthly Business Meeting - management reports to the board of directors of significant events such as loans renewals, related parties’ transactions, new loans obtained from related and third parties, gold inventories and gold investment (pledged gold) movements and guarantees to related parties and third parties loans;

•	To hold financial controller accountable for any omitted or misleading transactions not reported to the board of directors and the independent auditors.

Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting occurred during the six months ended June 30, 2018, which are reasonably likely to materially affect our internal control over financial reporting:

•	We have begun to implement segregation of duties for accounting personnel who prepare and review journal entries.

•	We have begun to implement and maintain proper recording of the leased gold inventory with related parties and the related party loan agreements and restricted cash.

We believe these efforts are likely to improve our internal controls. We recognize that we must continue to implement policies and procedures to further enhance our internal controls. Except for the actions taken to remedy the material weaknesses described above, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably to have materially affect, our internal control over financial reporting during our six months ended June 30, 2018.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions.

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

Our Chairman and Chief Executive Officer, Zhihong Jia, will beneficially own or control approximately 25.5% of our outstanding shares if he chooses to fully exercise his Call Option to purchase shares of Famous Grow. Mr. Jia thereafter could possibly have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Jia may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Jia, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Jia may differ from the interests of our other stockholders.

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

	High	Low
2018
First Quarter	$2.02	$1.23
Second Quarter	$1.44	$1.21

2017
First Quarter	$1.38	$1.09
Second Quarter	$2.03	$1.06
Third Quarter	$2.06	$1.53
Fourth Quarter	$2.31	$1.92

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Trust Loan Contract (English translation), dated January 2, 2018, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 2, 2018).
10.2	Loan Contract (English translation), dated January 2, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Kingold Industrial Group Co., Ltd.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated August 9, 2018, titled “Kingold Jewelry Reports Financial Results for the Second Quarter and Six Months Ended June 30, 2018.”*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

