Form 10-Q
period 2018-09-30
KINGOLD JEWELRY, INC.
filed 2018-11-14
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KINGOLD JEWELRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-15819	13-3883101
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification No.)

No. 8 Han Huang Road

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 9, 2018, there were 66,113,502 shares of common stock outstanding, par value $0.001.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page Number
PART I. FINANCIAL INFORMATION		5

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	5

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2018 and 2017 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2018 and 2017 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION		46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	62

Item 4.	Mine Safety Disclosures	62

Item 5.	Other Information	62

Item 6.	Exhibits	63

Signatures		64

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	September 30,	December 31,
	2018	2017

ASSETS

Cash	$13,245,436	$4,997,125
Restricted cash	6,567,855	5,534,551
Accounts receivable	198,214	768,167
Inventories	147,264,405	135,042,713
Investments in gold	922,084,336	1,562,943,153
Other current assets and prepaid expenses	808,809	100,592
Value added tax recoverable	254,820,263	353,732,758
Total current assets	1,344,989,318	2,063,119,059

Property and equipment, net	5,903,782	7,299,643
Restricted cash	8,927,100	7,392,721
Investments in gold	1,071,005,836	957,124,267
Other assets	286,155	302,072
Deferred income tax assets	22,054,343	6,677,675
Land use right	399,007	429,915
Total long-term assets	1,108,576,223	979,226,293
TOTAL ASSETS	$2,453,565,541	$3,042,345,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short term loans	$621,518,946	$962,101,746
Other payables and accrued expenses	18,845,062	18,913,863
Related party loan	72,798,218	307,389,647
Due to related party	3,592,726	2,630,301
Income tax payable	1,855,002	1,208,742
Other taxes payable	2,818,412	2,615,463
Total current liabilities	721,428,366	1,294,859,762
Related party loans	451,657,343	567,843,066
Long term loans	926,174,267	789,410,137
TOTAL LIABILITIES	2,099,259,976	2,652,112,965
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 shares issued and outstanding as of September 30, 2018 and December 31, 2017	66,113	66,113
Additional paid-in capital	80,393,541	80,377,449
Retained earnings
Unappropriated	343,712,836	303,666,611
Appropriated	967,543	967,543
Accumulated other comprehensive income (loss), net of tax	(70,834,468)	5,154,671
Total Equity	354,305,565	390,232,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,453,565,541	$3,042,345,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

NET SALES	$626,171,072	$584,511,639	$1,844,491,390	$1,352,666,916

COST OF SALES
Cost of sales	(564,685,762)	(505,608,405)	(1,654,427,318)	(1,208,376,017)
Depreciation	(255,546)	(300,716)	(801,384)	(806,047)
Total cost of sales	(564,941,308)	(505,909,121)	(1,655,228,702)	(1,209,182,064)

GROSS PROFIT	61,229,764	78,602,518	189,262,688	143,484,852

OPERATING EXPENSES
Selling, general and administrative expenses	2,487,346	3,779,728	7,597,545	10,546,253
Stock compensation expenses	5,364	5,364	16,092	27,650
Depreciation	146,475	135,442	406,962	367,112
Amortization	2,767	2,832	8,703	8,330
Total operating expenses	2,641,952	3,923,366	8,029,302	10,949,345

INCOME FROM OPERATIONS	58,587,812	74,679,152	181,233,386	132,535,507

OTHER INCOME (EXPENSES)
Other Income	64,433	661	64,433	66,158
Interest Income	562,294	633,617	1,384,438	1,824,924
Interest expense, including amortization of debt issuance costs of $3,482,031 and $1,347,832 for the three months, and $8,042,451 and $7,751,818 for the nine months ended September 30, 2018 and 2017, respectively	(41,479,730)	(36,585,321)	(128,898,077)	(113,155,443)
Total other expenses, net	(40,853,003)	(35,951,043)	(127,449,206)	(111,264,361)

INCOME FROM OPERATIONS BEFORE TAXES	17,734,809	38,728,109	53,784,180	21,271,146

INCOME TAX PROVISION (BENEFIT)
Current	1,787,717	7,778,520	9,214,312	12,996,602
Deferred	2,699,588	1,962,539	4,523,643	(7,440,305)
Total income tax provision	4,487,305	9,741,059	13,737,955	5,556,297

NET INCOME	13,247,504	28,987,050	40,046,225	15,714,849

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	$(18,935,552)	$27,074,547	$(56,908,875)	$75,935,884
Foreign currency translation gains (loss)	(13,077,661)	4,455,163	(19,080,264)	12,817,501
Total Other comprehensive income (loss)	$(32,013,213)	$31,529,710	$(75,989,139)	$88,753,385

COMPREHENSIVE INCOME (LOSS)	$(18,765,709)	$60,516,760	$(35,942,914)	$104,468,234
Earnings per share
Basic	$0.20	$0.44	$0.61	$0.24
Diluted	$0.20	$0.44	$0.60	$0.24
Weighted average number of shares
Basic	66,113,502	66,049,726	66,113,502	66,029,266
Diluted	66,121,121	66,484,717	66,311,149	66,337,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the nine months ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,046,225	$15,714,849
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,208,346	1,173,159
Amortization of intangible assets	8,703	8,330
Amortization of debt issuance costs included in interest expense	8,042,451	7,751,818
Share based compensation for services and warrants expense	16,092	27,650
Inventory valuation allowance	-	-
Deferred tax provision (benefit)	4,523,643	(7,440,305)
Changes in operating assets and liabilities
Accounts receivable	558,165	647,049
Inventories	321,200,297	(119,627,463)
Other current assets and prepaid expenses	(752,148)	185,892
Value added tax recoverable	84,623,088	(56,530,224)
Other payables and accrued expenses	961,903	4,331,048
Customer deposits	(192,313)	-
Income tax payable	748,416	7,725,853
Other taxes payable	359,224	482,337
Net cash provided by (used in) operating activities	461,352,092	(145,550,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(491,136)	(1,551,847)
Investments in gold	-	(358,279,503)
Net cash used in investing activities	(491,136)	(359,831,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans – short term	-	169,103,063
Repayments of other loans – short term	(554,840,248)	(147,212,224)
Proceeds from other loans – long term	435,804,951	96,966,135
Repayments of other loans – long term	-	(102,695,952)
Proceeds from related party loans – short term	-	293,836,774
Repayments of related party loans – short term	(230,227,311)	-
Proceeds from related party loans – long term	443,110,831	771,321,531
Repayments of related party loans – long term	(534,050,005)	(609,711,305)
Payments of loan origination fees	(6,578,966)	(4,114,687)
Repayment of third party loans	-	(29,383,677)
(Repayment of) borrowings from related party	965,643	(5,212,812)
Proceeds from exercise of warrants	-	113,562
Net cash provided by (used in) financing activities	(445,815,105)	433,010,408

EFFECT OF EXCHANGE RATES ON CASH AND RESTRICTED CASH	(4,229,857)	2,619,437
NET INCREASE DECREASE IN CASH AND RESTRICTED CASH	10,815,994	(69,751,512)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	17,924,397	81,677,623
CASH AND RESTRICTED CASH, END OF PERIOD	$28,740,391	$11,926,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$120,133,935	$92,580,544
Cash paid for income tax	$8,465,896	$5,270,750

NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold obtained in a lease from a related party and fully repaid	$-	$132,748,925
Investments in gold transferred to inventories	$557,866,549	$350,761,730
Unrealized gain (loss) on investments in gold, net of tax	$(56,908,875)	$75,935,884

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2018   are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018 and subsequently amended on March 26, 2018.

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

As of September 30, 2018 and December 31, 2017, the Company had restricted cash (current and non-current) of $15,494,955 and $12,927,272, respectively. All restricted cash was related to the various loans with banks and financial institutions – see Note 5 – Loans.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. As of September 30, 2018 and December 31, 2017, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost and net realizable value, and cost is calculated on the weighted average basis. As of September 30, 2018 and December 31, 2017, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of September 30, 2018 and December 31, 2017.

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

The Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and concluded that there were no differences in the pattern of revenue recognition as a result of the adoption of ASC 606.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Contract Balances and Remaining Performance Obligations

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. The Company contract assets, consist primarily of accounts receivable related to sales of products to customers when revenue is recognized prior to payment and the Company has an unconditional right to payment. The Company had accounts receivable related to revenues from contracts with customers of $198,214 and $768,167 as of September 30, 2018 and December 31, 2017. The Company’s contract liabilities in terms of customer deposit are immaterial.

The Company did not disclose information about remaining performance obligations pertaining to the customer contracts that either (i) contracts with an original expected term of one year or less, or (ii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for products sold or services rendered.

Revenue by category

Revenue by major product line was as follows for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Branded production sales	$612,836,724	$568,620,635	$1,808,294,992	$1,318,304,351
Customized production sales	13,279,852	15,746,535	35,961,620	34,125,524
Trade in product sales	54,496	59,532	103,514	109,405
Other	-	84,937	131,264	127,636
	$626,171,072	$584,511,639	$1,844,491,390	$1,352,666,916

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at September 30, 2018 and December 31, 2017.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2012 and after. As of September 30, 2018, the tax years ended December 31, 2012 through December 31, 2017 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	September 30, 2018		September 30, 2017		December 31, 2017
Balance sheet items, except for equity, as of the period ended	US$	1=RMB 6.8683	US$	1=RMB 6.6549	US$	1=RMB 6.5064
Amounts included in the statements of operations and cash flows for the periods presented	US$	1=RMB 6.5153	US$	1=RMB 6.8065	US$	1=RMB 6.7570

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

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories as of September 30, 2018 and December 31, 2017 consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials (A)	$32,787,260	$-
Work-in-progress (B)	71,524,413	90,406,021
Finished goods (C)	42,952,732	44,636,692
Total inventory	$147,264,405	$135,042,713

(A)	Included 964,769 grams of Au9999 gold as of September 30, 2018 and Nil Au9999 gold as of December 31, 2017.

(B)	Included 2,110,166 grams of Au9999 gold as of September 30, 2018 and 2,508,182 grams of Au9999 gold as of December 31, 2017.

(C)	Included 1,258,327 grams of Au9999 gold as of September 30, 2018 and 1,231,586 grams of Au9999 gold as of December 31, 2017.

No lower of cost or net realizable value adjustment was recorded at September 30, 2018 and December 31, 2017, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
Buildings	$2,288,298	$2,415,577
Plant and machinery	17,722,789	18,615,951
Motor vehicles	240,833	254,228
Office and electric equipment	1,363,581	1,415,194
Leasehold improvements	1,561,822	1,623,027
Subtotal	23,177,323	24,323,977
Less: accumulated depreciation	(17,273,541)	(17,024,334)
Property and equipment, net	$5,903,782	$7,299,643

Depreciation and amortization expenses for the three and nine months ended September 30, 2018 was $402,021 and $1,208,346, respectively. Depreciation and amortization expenses for the three and nine months ended September 30, 2017 was $436,158 and $1,173,159, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS

Short term loans consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
(a) Loan payable to Aijian Trust	$-	$46,108,447
(b) Loans payable to Evergrowing Bank - Qixia Branch	-	153,694,824
(c) Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	72,798,218	153,233,739
(d) Loans payable to Sichuan Trust - gross amount	-	230,542,236
Loans payable to Sichuan Trust - deferred financing cost	-	(2,239,292)
(e) Loans payable to China Aviation Capital - gross amount	-	44,571,499
Loans payable to China Aviation Capital - deferred financing cost	-	(457,926)
(f) Loans payable to Huarong Trust - gross amount	-	146,163,777
Loans payable to Huarong Trust - deferred financing cost	-	(1,324,677)
(g) Loans payable to China Construction Investment Trust - gross amount	436,741	46,108,447
Loans payable to China Construction Investment Trust - deferred financing cost	-	(167,796)
(h) Loans payable to Zheshang Jinhui Trust	80,078,040	84,532,153
(i) Loans payable to Zhongjiang International Trust	58,238,574	61,477,929
Loans payable to Zhongjiang International Trust - deferred financing cost	(31,277)	(141,614)
(j) Loan payable to China Aviation Trust - gross amount	45,134,895	-
Loan payable to China Aviation Trust - deferred financing cost	(215,164)	-
(k) Loans payable to National Trust - gross amount	50,958,753	-
Loan payable to National Trust - deferred financing cost	(76,942)	-
(l) Loans payable to Anxin Trust	283,913,050	-
(m) Loans payable to China Construction Bank	30,284,058	-
Total short term loans	$621,518,946	$962,101,746

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(c) Loans payable to Evergrowing Bank – Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $145.6 million (RMB 1 billion) in aggregate. The purpose of the loans was for purchasing gold. The terms of loans are two years and bear fixed interest of 4.75% per year. Based on the loan repayment plan as specified in the loan agreements, $145,596 (RMB 1 million) was repaid in August 2016, $145,596 (RMB 1 million) was repaid on February 23, 2017 and another $145,596 (RMB 1 million) was repaid in August 23, 2017. The Company repaid $72.4 million (RMB 497 million) to Evergrowing bank Yantai Huangshan Road Branch upon maturity.

For the remaining balance of $72.8 million (RMB 500 million), the Company entered into a loan extension agreement with the bank to extend the loan borrowing period for additional seven months until October 2018, with the new interest rate of 6.5% per year. The loans are secured by 2,735 kilograms of Au9999 gold in aggregate with carrying value of approximately $92.6 million (RMB 635.9 million) and are guaranteed by the CEO and Chairman of the Company. Upon the maturity of these loans, the Company entered into a series of supplemental agreements with Yantai Huanshan Road Branch of Evergrowing Bank to extend the term of the loan for additional 12 months.

(d) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $291.2 million (RMB 2 billion) as working capital loan. The required annual interest rate is 8.46%. The Company paid the first interest payment equal to 1.21% of the principle received as loan origination fee on annual basis, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $245.7 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of September 30, 2018, the Company received an aggregate of approximately $218.4 million (RMB 1.5 billion) from the loan.

These loans originally have maturity dates between September 20, 2018 and November 30, 2018. During the three months ended September 30, 2018, these loans were extended to have maturity dates between November 20, 2019 and January 30, 2020. Therefore, these loans were recorded as long term. The required annual interest rate changed to from 8.46% to 8.1%.

The Company paid approximately $5.3 million (RMB 36.3 million) as loan origination fee in 2017 and 2016 for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.6 million (RMB 4.4 million) and $2.1 million (RMB 13.4 million) deferred financing cost was amortized, respectively. For three months and nine months ended September 30, 2017, approximately $0.4 million (RMB 2.3 million) and $1 million (RMB 6.8 million) deferred financing cost was amortized, respectively.

(e) Loans payable to China Aviation Capital

On September 7, 2016, the Company entered into a trust loan agreement with China Aviation Capital Investment Management (Shenzhen) (“China Aviation Capital”) to borrow a maximum of approximately $87.4 million (RMB 600 million) as working capital loan. The first installment of the loan was approximately $42.2 million (RMB 290 million) to mature on September 6, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $49.9 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The loan was extended upon maturity for another 18 months with a new maturity date of March 5, 2020. Therefore, the $42.2 million loan from China Aviation Capital was recorded as long term at September 30, 2018. The Company is required to pay interest based on a fixed annual interest rate of 10% and a one-time consulting fee of 3% based on the principal amount extended as loan origination fee.

The Company paid totally approximately $1.3 million (RMB 8.7 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.1 million (RMB 0.8 million) and $0.5 million (RMB 3.0 million) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2017, approximately $0.2 million (RMB 1.1 million) and $0.5 million (RMB 3.3 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(f) Loans payable to Huarong Trust

The Company fully repaid loan to Huarong International Trust Co. Ltd. (“Huarong Trust”) upon maturity on August 15, 2018. The pledged gold and restricted deposit were released and returned upon the repayment.

The Company paid approximately $2.1 million (RMB 14.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.2 million (RMB 1.5 million) and $1.3 million (RMB 8.6 million) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2017, approximately $0.3 million (RMB 2 million) deferred financing cost was amortized.

(g) Loans payable to China Construction Investment Trust

On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $43.7 million (RMB 300 million) as working capital loan for the purpose of purchasing of gold solely with a period of 24 months from October 9, 2016 to October 9, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principal amount received need to be paid before December 25, 2016 as loan origination fee; (2) the rest of interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company pledged 1,447 kilograms of Au9999 gold with carrying value of approximately $49.0 million (RMB 336.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3 million) to secure the loan. During the three months ended September 30, 2018, the Company repaid approximately $43.2 million (RMB 297 million), with an outstanding balance of approximately $0.5 million (RMB 3 million).

The Company paid approximately $0.4 million (RMB 3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.1 million (RMB 0.3 million) and $0.2 million (RMB 1.1 million) deferred financing cost was amortized, respectively. For the three months and nine months ended September 30, 2017, approximately $0.04 million (RMB 0.3 million) and $0.2 million (RMB 1.0 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(h) Loans payable to Zheshang Jinhui Trust

On November 7, 2016, the Company entered into a trust loan agreement with Zheshang Jinhui Trust to borrow a maximum of approximately $80.1 million (RMB 550 million) for purchasing gold with a period of 24 months from principle receiving date November 15, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.8%. The Company pledged 2,708 kilograms of Au9999 gold with carrying value of approximately $91.7 million (RMB 629.6 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.8 million (RMB 5.5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

(i) Loans payable to Zhongjiang International Trust

On December 23, 2016, the Company entered into a trust loan agreement with Zhongjiang International Trust to borrow a maximum of approximately $58.2 million (RMB 400 million) for purchasing gold with a period of 24 months from December 23, 2016 to December 22, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 8.75%. The Company pledged 2,104 kilograms of Au9999 gold with carrying value of approximately $71.2 million (RMB 489.2 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.3 million (RMB 1.9 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.03 million (RMB 0.2 million) and $0.1 million (RMB 0.7 million) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2017, approximately $0.04 million (RMB 0.2 million) and $0.1 million (RMB 0.7 million) deferred financing cost was amortized, respectively.

(j) Loans payable to China Aviation Trust

On January 25, 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $45.1 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8%. The Company pledged 1,647 kilograms of Au9999 gold with carrying value of approximately $55.1 million (RMB 378.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3.1 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.4 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.2 million (RMB 1.2 million) and $0.5 million (RMB 3.5 million) deferred financing cost was amortized, respectively. For three and nine months ended September 30, 2017, approximately $0.2 million (RMB 1.2 million) and $0.5 million (RMB 3.2 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(k) Loans payable to National Trust

On February 28, 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $50.9 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617%. The Company pledged 1,745 kilograms of Au9999 gold with carrying value of approximately $59.4 million (RMB 408.1 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company.

The Company paid approximately $0.4 million (RMB 2.6 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.05 million (RMB 0.3 million) and $0.1 million (RMB 0.9 million) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2017, approximately $0.05 million (RMB 0.3 million) and $0.1 million (RMB 0.7 million) deferred financing cost was amortized, respectively.

(l) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allowed the Company to access of approximately $436.8 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with various maturity dates from February 19, 2019 to October 12, 2019. The purpose of this trust loan was to provide working capital for the Company to purchase gold. The loan is secured by 15,450 kilograms of Au9999 gold in aggregate with carrying value of approximately $523.0 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of September 30, 2018, the Company received full amount from the loan. During the nine months ended September 30, 2018, the Company repaid approximately $80.1 million (RMB 550 million). The Company also made a restricted deposit of approximately $3.5 million (RMB 24 million) to secure the rest of these loans. The deposit will be refunded when the loan is repaid upon maturity.

(m) Loan payable to China Construction Bank

In September 2018, Wuhan Kingold signed a Loan Agreements with Wuhan JiangAn Branch of China Construction for a loan of approximately $17.2 million (RMB 118 million). The purpose of this loan is to provide working capital for the Company to purchase gold. The term of the loan is one year with maturity date of September 19, 2019 and bears fixed interest of 4.35% per year. As of September 30, 2018, the Company received full amount from the loan.

In September 2018, Wuhan Kingold signed a second Loan Agreements with Wuhan JiangAn Branch of China Construction for a loan of approximately $25.0 million (RMB 172 million). The purpose of this loan is to provide working capital for the Company to purchase gold. The term of the loan is one year with maturity date of September 25, 2019 and bears fixed interest of 4.35% per year. As of September 30, 2018, the Company received approximately $13.1 million (RMB 90 million) from the loan.

The above mentioned two loans were guaranteed by the CEO and Chairman of the Company. In addition, related party Wuhan Huayuan pledged fixed asset buildings as collateral to further secure these loans. The loan agreements also required that Company to maintain an asset-liability ratio less than 90% and current ratio over 1. The Company is not allowed to increase contingent liabilities without notice to the bank, the balance of contingent liabilities should be no larger than RMB 3.05 billion, contingent asset-liability ratio should be less than 60%.

Interest expense for all of the loans mentioned above amounted to $21.3 million and $62.8 million for the three and nine months ended September 30, 2018, respectively. Interest expense for short-term loan for the three and nine months ended September 30, 2017 was $9.7 million and $29.7 million, respectively.

The weighted average interest rate for the short term loans for the nine months ended September 30, 2018 and 2017 was 8.9% and 6.5%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

Long-term loans consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
(n) Loans payable to Minsheng Trust - gross amount	$218,394,654	$-
Loans payable to Minsheng Trust - deferred financing cost	(2,370,401)	-
(o) Loans payable to Anxin Trust	72,798,218	461,084,471
(p) Loans payable to Chang’An Trust - gross amount	142,691,690	153,694,824
Loans payable to Chang’An Trust - deferred financing cost	(880,604)	(1,563,230)
(q) Loans payable to China Aviation Trust - gross amount	-	47,645,395
Loans payable to China Aviation Trust - deferred financing cost	-	(761,674)
(r) Loans payable to China Aviation Capital	42,222,966	-
(s) Loans payable to National Trust - gross amount	-	53,793,188
Loans payable to National Trust - deferred financing cost	-	(228,068)
(t) Loans payable to Zheshang Jinhui Trust (new) - gross amount	91,929,590	76,847,412
Loans payable to Zheshang Jinhui Trust (new) - deferred financing cost	(448,242)	(1,102,181)
(u) Loans payable to Sichuan Trust - gross amount	218,394,654	-
Loans payable to Sichuan Trust - deferred financing cost	(171,345)	-
(v) Loan payable to Dongguan Trust	145,596,435	-
Loan payable to Dongguan Trust - deferred financing cost	(1,983,348)	-
Total long term loans, net of deferred financing costs	$926,174,267	$789,410,137

(n) Loan payable to Minsheng Trust

On December 26, 2017, the Company entered into a Trust Loan Contract in the amount of no more than approximately $218.4 million (RMB 1.5 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 24-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 30 months. The Trust Loan bears interest at a fixed annual rate of 9.2%. The loan is secured by 7,887 kilograms of Au9999 gold in aggregate with carrying value of approximately $270.6 million (RMB 1.9 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of September 30, 2018, the Company received an aggregate of approximately $218.4 million (RMB 1.5 billion) from the loan.

The Company paid approximately $3.8 million (RMB 25.9 million) as loan origination fee for obtaining the new loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $1.5 million (RMB 9.6 million) deferred financing cost was amortized.

(o) Loans payable to Anxin Trust (see Note 5 (l) above)

(p) Loans payable to Chang’An Trust

In September 2017, Wuhan Kingold entered into a new Trust Loan Contract with Chang’An Trust. The agreement allows the Company to access a total of approximately $145.6 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 10% with a term of 24 months and is secured by 4,784 kilograms of Au9999 gold in aggregate with carrying value of approximately $163.6 million (RMB 1.1 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of September 30, 2018, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. On September 30, 2018, the Company made repayment of approximately $2.9 million (RMB 20 million). Subsequently on October 31, 2018, the Company made repayment of approximately $25.9 million (RMB 178.2 million) to Chang'An Trust.

The Company paid approximately $1.5 million (RMB 11 million) as loan origination fee for obtaining the new loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.2 million (RMB 1.4 million) and $0.6 million (RMB 4.1 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (Continued)

(q) Loans payable to China Aviation Trust (see Note 5 (j) above)

(r) Loans payable to China Aviation Capital (see Note 5 (e) above)

(s) Loans payable to National Trust (see Note 5 (k) above)

(t) Loans payable to Zheshang Jinhui Trust (new)

In November 2017, Wuhan Kingold entered into a new Trust Loan Contract with Zheshang Jinhui Trust. The agreement allows the Company to access a total of approximately $145.6 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 7.7% with a term of 24 months and is secured by 3,264 kilograms of Au9999 gold in aggregate with carrying value of approximately $110.4 million (RMB 758.5 million). The loan is also guaranteed by the CEO and Chairman of the Company. As of September 30, 2018, the Company received an aggregate of approximately $91.9 million (RMB 631.4 million) from the loan. The Company also made a restricted deposit of approximately $0.92 million (RMB 6.3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $1.4 million (RMB 9.5 million) as loan origination fee for obtaining the new loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.3 million (RMB 1.9 million) and $$0.9 million (RMB 5.6 million) deferred financing cost was amortized, respectively.

(u) Loans payable to Sichuan Trust (see Note 5 (d) above)

(v) Loans payable to Dongguan Trust

In July 2018, Wuhan Kingold entered into a gold income rights transfer and repurchase agreement (the “Agreement”) with Dongguan Trust. The Agreement allows the Company to obtain no more than approximately $145.6 million (RMB 1 billion) to exchange the income earning rights of the Company. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 11% over a term of 18 months. The Company determined that this Agreement is essentially a loan agreement due to the nature of this transaction. This loan is secured by 4,974 kilograms of Au9999 gold in aggregate with carrying value of approximately $166.0 million (RMB 1,140.2 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $2.2 million (RMB 15 million) as loan origination fee for obtaining this loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2018, approximately $0.2 million (RMB 1.4 million) deferred financing cost was amortized.

Total interest expense for the above long-term loans was approximately $15.3 million and $53.0 million for the three and nine months ended September 30, 2018, respectively. Total interest expense for the above long-term loans was approximately $17.4 million and $66.2 million for the three and nine months ended September 30, 2017, respectively.

The weighted average interest rate for the long-term loans for the nine months ended September 30,2018 and 2017 was 8.9% and 9.8%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INVESTMENTS IN GOLD

As of September 30, 2018 and December 31, 2017, the Company allocated a total of 57,476 and 59,523 kilograms of Au9999 gold in its inventories with carrying value of approximately $1,953.6 million and $2,131.6 million, respectively, as investments in gold for obtaining various loans from banks and financial institutions. (See Note 5)

As of September 30, 2018 and December 31, 2017, the Company pledged a total of 2,655 and 10,225 kilograms of gold, respectively, as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of RMB 500 million and 2 billion loan from Evergrowing Bank Huanshan Road Branch, respectively. (See Note 7)

As of September 30, 2018 and December 31, 2017, the Company pledged a total of 523 kilograms of gold and pledged as collateral for obtaining total amount of RMB 100 million loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 7)

As of September 30, 2018, a total of 32,593 kilograms of Au9999 gold with fair market value of approximately $1,071 million was pledged for long term loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 28,061 kilograms of Au9999 gold with fair market value of approximately $922.1 million was classified as current assets as of September 30, 2018.

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

As of September 30, 2018, the fair market value of a total of 60,654 kilograms of Au9999 gold investments decreased by $77.0 million, which resulted in net unrealized loss of $56.9 million, net of tax for the nine months ended September 30, 2018. The Company recorded the change in unrealized gain (loss) as other comprehensive income (loss), net of tax.

NOTE 7 – RELATED PARTIES LOANS

(a)	Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $145.6 million (RMB 1 billion). The loan had one-year term from January 12, 2017 to January 10, 2018 and bore fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $183.0 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $145.6 million (RMB 1 billion). The loan had one-year term from February 20, 2017 to February 20, 2018 bore fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $163.8 million (RMB 1.1 billion) as collateral.

The Company repaid $218.4 million (RMB 1.5 billion) loans to Kangbo upon maturity in January 2018 and February 2018. 7,870 kilograms of pledged gold in Evergrowing Bank - Yantai Huanshan Road Branch were released to the Company accordingly with 2,355 kilograms are still pledged as guarantee. For the remaining $72.8 million (RMB 500 million) loan that matured on March 2, 2018, the Company entered into a loan extension agreement with Kangbo to extend the loan borrowing period for additional seven months until October 2, 2018 with additional 2,655 kilograms of gold pledged with carrying value of approximately $91.3 million (RMB 627.3 million) as collateral. Upon the maturity of the loan, the Company entered into a supplemental agreement with the related party Kangbo to extend the term of the loan for 12 months, the 2,655 kilograms of Au9999 gold will still be pledged in Yantai Huanshan Road Branch of Evergrowing Bank for Kangbo to obtain the loan.

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

In January 2018, the Company signed an agreement and borrowed additional $305.8 million (RMB 2.1 billion) non-interest bearing loan from Wuhan Kingold Industrial Group as working capital with 5 year maturity to January 2023.

During the nine months ended September 30, 2018, the Company repaid loans totaling $531.5 million (RMB 3.5 billion) and obtained loans totaling $443.1 million (RMB 2.9 billion). During the nine months ended September 30, 2017, the Company repaid loans totaling $609.7 million (RMB 4,150 million) and obtained loans totaling $756.6 million (RMB 5,150 million).

As of September 30, 2018, the aggregate borrowing amount from Wuhan Kingold Industrial Group was approximately $440.3 million (RMB 3.0 billion). The Company classified these loans as non-current liabilities. As of December 31, 2017, the aggregate borrowing amount from Wuhan Kingold Industrial Group was approximately $553.3 million (RMB 3.6 billion).

 (c)   Loans payable to Wuhan Huayuan Technology Development Limited

On June 8, 2017, Wuhan Kingold signed a loan agreement with Wuhan Huayuan Technology Development Limited (“Wuhan Huayuan”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of $14.6 million (RMB 100 million). The purpose for the loans is for working capital and purchasing gold. The loan has four years term from June 8, 2017 to June 8, 2021 and bears fixed interest of 7.8%. The Company also pledged 523 kilograms of Au9999 gold with carrying value of approximately $19.1 million (RMB 124.4 million) as collateral to secure this loan.

During nine months ended September 30, 2018, the Company repaid $2.6 million (RMB 16.8 million), results in the outstanding balance of $11.3 million (RMB 77.8 million) as of September 30, 2018. Interest expense of $237,276 and $799,905 was recorded for this loan for the three and nine months ended September 30, 2018, respectively. Interest expense of $263,306 and $311,385 was recorded for this loan for the three and nine months ended September 30, 2017.

During the year ended December 31, 2017, the Company repaid $0.8 million (RMB 5.4 million), results in the outstanding balance of $14.5 million (RMB 94.6 million) as of December 31, 2017.

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2018 and for the year ended December 31, 2017, the Company received working capital proceeds from the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and repayable on demand with no interest.

As of September 30, 2018 and December 31, 2017, the amount due to CEO and Chairman was $3,592,726 and $2,630,301, respectively.

In connection with the Company’s borrowings of approximately $30.3 million loans from China Construction Bank (Note 5), related party Wuhan Huayuan pledged fixed assets buildings as collaterals to secure these loans.

The Company leased office buildings from related party Wuhan Huayuan (see Note 15).

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating losses for income tax purposes through September 30, 2018, resulting in loss carry forwards of $19,260,430 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2037. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2018 and December 31, 2017 was $4,044,690 and $6,151,702, respectively.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the three and nine months ended September 30, 2018  and for the year ended December 31, 2017. The Company recorded $22,054,343 and $6,677,675 deferred income tax assets as of September 30, 2018 and December 31, 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has determined that the Company’s VIE in PRC does not qualify as a reportable controlled foreign corporation (“CFC”) in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result the Company assessed there was no significant income tax impact during the period in which the legislation was enacted. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the Company’s VIE in PRC does not qualify as a reportable CFC, therefore it is not necessary to record any income tax provision in connection with the transition tax on the mandatory deemed repatriation of foreign earnings at December 31, 2017. Additional work has been ongoing to further the detailed analysis of the Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2018 when the analysis is complete.

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
United States	$(214,312)	$(236,952)	$(1,167,190)	$(953,598)
Foreign	17,949,121	38,965,061	54,951,370	22,224,744
	$17,734,809	$38,728,109	$53,784,180	$21,271,146

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (Continued)

Significant components of the income tax provision (benefit) were as follows for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	1,787,717	7,778,520	9,214,312	12,996,602
	$1,787,717	$7,778,520	$9,214,312	$12,996,602
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	2,699,588	1,962,539	4,523,643	(7,440,305)
	2,699,588	1,962,539	4,523,643	(7,440,305)
Income tax provision (benefit)	$4,487,305	$9,741,059	$13,737,955	$5,556,297

The components of deferred tax assets and deferred tax liabilities as of September 30, 2018 and December 31, 2017 consist of the following:

	As of September 30, 2018	As of December 31, 2017
Deferred tax assets:
Accrued interest	$1,609,466	$1,824,171
Inventory Valuation	-	4,545,708
Accrued expenses	-	330,663
Deferred financing costs on the loans	2,609,240	741,008
Unrealized loss due to change in fair value of investments in gold	19,242,937	-
Other temporary differences	-	56,062
Net operating losses from parent company	4,044,690	6,151,702
Valuation allowance	(4,044,690)	(6,151,702)
	23,461,643	7,497,612
Deferred tax liabilities:
Inventory Valuation	$(840,680)	$-
Accrued expenses	(514,296)	-
Other temporary differences	(52,324)	-
Unrealized gain due to change in fair value of investments in gold	-	(819,937)
Deferred tax assets - Net	$22,054,343	$6,677,675

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – EARNINGS PER SHARE

For the three and nine months ended September 30, 2018, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the three and nine months ended September 30, 2018. As a result, total of 7,619 and 197,647 unexercised warrants and options are dilutive, and were included in the computation of diluted EPS for the three and nine months ended September 30, 2018, respectively.

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

NOTE 11 – OPTIONS

The Company recorded $5,364 and $16,092 stock-based compensation expense for the three and nine months ended September 30, 2018, respectively. The Company recorded 5,364 and $27,650 stock-based compensation expense for the three and nine months ended September 30, 2017, respectively.

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2017	3,220,000	$1.90	3.76
Exercisable, December 31, 2017	3,191,875	$1.91	3.73

Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2018	3,220,000	$1.90	3.01

Exercisable, September 30, 2018	3,208,750	$1.91	3.00

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – WARRANTS

On August 12, 2015, the Company signed a consulting agreement to engage Bespoke Independent Partners (“BIP”), a wholly owned subsidiary of FPIA Partners LLC to operate as a strategic advisor to Kingold in matters relating to investor relations, capital markets and shareholder value creation strategy. As the part of the agreement with BIP, an aggregate of 900,000 shares of warrants with exercise price ranging from $1.20 to $1.80 will be directly issued at no cost to BIP if certain stock performance targets are met within a three-year period. As of September 30, 2018, no warrants were issued to BIP because the performance target has not been met.

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

For the three and nine months ended September 30, 2018 and 2017, there were no warrants recorded in the general administrative expenses of the Company, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $28,709,891 and $17,632,270 as of September 30, 2018 and December 31, 2017, respectively. The cash balance held in the BVI bank accounts was $Nil as of September 30, 2018 and December 31, 2017. As of September 30, 2018, the Company held $19,670 of cash balances within the United States. As of December 31, 2017, the Company held $266,012 of cash balances within the United States, which was $16,012 in excess of FDIC insurance limits of $250,000.

As of September 30, 2018 and December 31, 2017, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the year was gold, which accounted for almost 100% of its total purchases for the three and nine months ended September 30, 2018 and 2017. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three and nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018 and December 31, 2017, the Company had no leased gold outstanding from any related party, respectively.

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

As of September 30, 2018 and December 31, 2017, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard any gold leases from financial institutions.

Interest expense for all gold lease arrangements for the three and nine months ended September 30, 2018 was Nil. Interest expense for all gold lease arrangements for the three and nine months ended September 30, 2017 was approximately $1,159 and $115,972, respectively, which was included in the cost of sales.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Gold Income Rights Repurchase Commitment

In connection with the Company’s borrowings of approximately $145.6 million (RMB 1 billion) from Dongguan Trust (Note 5), the Company and Dongguan Trust entered into a gold income rights transfer and repurchase agreement. The Agreement allows the Company to obtain no more than approximately $145.6 million (RMB 1 billion) to exchange the income earning rights of the Company. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 11% over a term of 18 months. The Company determined that this agreement is essentially a loan agreement due to the nature of this transaction. This loan is secured by 4,974 kilograms of Au9999 gold in aggregate with carrying value of approximately $166.0 million (RMB 1,140.2 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity.

Operating Leases

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $88,408 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased.

For the three and nine months ended September 30, 2018, the Company recorded $62,888 and $197,811 rent expense, respectively. For the three and nine months ended September 30, 2017, the Company recorded $108,567 and $278,251 rent expense, respectively.

As of September 30, 2018 and December 31, 2017, the Company had lease payable to Wuhan Huayuan of approximately $0.44 million and $0.26 million, respectively, which included in other payables and accrued expenses.

For the Twelve Months Ending September 30,
2019	$263,750
2020	263,750
2021	263,750
2022	66,306
$857,556

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 16 – COMPARATIVE INFORMATION

The Company adopted ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash” on January 1, 2018. As a result, the Company retroactively applied the new standard on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018 to conform to the current period presentation.

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated statement of balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the period ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash	$13,245,436	$4,997,125	$1,001,830	$21,333,193
Restricted cash - current	6,567,855	5,534,551	3,170,596	52,786,257
Restricted cash – non current	8,927,100	7,392,721	7,753,685	7,558,173
Total cash and restricted cash	$28,740,391	$17,924,397	$11,926,111	$81,677,623

NOTE 17 – SUBSEQUENT EVENT

On October 10, 2018, the Company entered into a Trust Loan Contract in the amount of no more than approximately $145.6 million (RMB 1.0 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 10.5%. The loan is secured by 5,356 kilograms of Au9999 gold in aggregate with carrying value of approximately $208.0 million (RMB 1.4 billion). The loan is also guaranteed by the CEO and Chairman of the Company.

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

We borrow money to finance the purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required us to lease gold from a related party to satisfy the loan conditions and conduct the operations.

Results of Operations

The following table sets forth our condensed consolidated statements of operations and comprehensive income (loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017 in U.S. dollars:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

NET SALES	$626,171,072	$584,511,639	$1,844,491,390	$1,352,666,916

COST OF SALES
Cost of sales	(564,685,762)	(505,608,405)	(1,654,427,318)	(1,208,376,017)
Depreciation	(255,546)	(300,716)	(801,384)	(806,047)
Total cost of sales	(564,941,308)	(505,909,121)	(1,655,228,702)	(1,209,182,064)

GROSS PROFIT	61,229,764	78,602,518	189,262,688	143,484,852

OPERATING EXPENSES
Selling, general and administrative expenses	2,487,346	3,779,728	7,597,545	10,546,253
Stock compensation expenses	5,364	5,364	16,092	27,650
Depreciation	146,475	135,442	406,962	367,112
Amortization	2,767	2,832	8,703	8,330
Total operating expenses	2,641,952	3,923,366	8,029,302	10,949,345

INCOME FROM OPERATIONS	58,587,812	74,679,152	181,233,386	132,535,507

OTHER INCOME (EXPENSES)
Other Income	64,433	661	64,433	66,158
Interest Income	562,294	633,617	1,384,438	1,824,924
Interest expense, including amortization of debt issuance costs of $3,482,031 and $1,347,832 for the three months, and $8,042,451 and $7,751,818 for the nine months ended September 30, 2018 and 2017, respectively	(41,479,730)	(36,585,321)	(128,898,077)	(113,155,443)
Total other expenses, net	(40,853,003)	(35,951,043)	(127,449,206)	(111,264,361)

INCOME FROM OPERATIONS BEFORE TAXES	17,734,809	38,728,109	53,784,180	21,271,146

INCOME TAX PROVISION (BENEFIT)
Current	1,787,717	7,778,520	9,214,312	12,996,602
Deferred	2,699,588	1,962,539	4,523,643	(7,440,305)
Total income tax provision	4,487,305	9,741,059	13,737,955	5,556,297

NET INCOME	13,247,504	28,987,050	40,046,225	15,714,849

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	$(18,935,552)	$27,074,547	$(56,908,875)	$75,935,884
Foreign currency translation gains (loss)	(13,077,661)	4,455,163	(19,080,264)	12,817,501
Total Other comprehensive income (loss)	$(32,013,213)	$31,529,710	$(75,989,139)	$88,753,385

COMPREHENSIVE INCOME (LOSS)	$(18,765,709)	$60,516,760	$(35,942,914)	$104,468,234
Earnings per share
Basic	$0.20	$0.44	$0.61	$0.24
Diluted	$0.20	$0.44	$0.60	$0.24
Weighted average number of shares
Basic	66,113,502	66,049,726	66,113,502	66,029,266
Diluted	66,121,121	66,484,717	66,311,149	66,337,069

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30 2017

Net Sales

Net sales for the three months ended September 30, 2018 amounted to $626.2 million, an increase of $41.7 million, or 7.1%, from net sales of $584.5 million for the three months ended September 30, 2017. The overall increase in our revenue in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was mainly the result of the higher sales volume for our branded production sales.

For the three months ended September 30, 2018, our branded production sales accounted for 97.9% of the total sales and customized production sales accounted for 2.1% of the total sales. When compared with the three months ended September 30, 2017, our branded production sales increased by $44.2 million, or 7.8%, and our customized production sales decreased by $2.5 million, or 15.7%.

In the third quarter of 2018, we processed a total of 29.6 metric tons of gold, of which branded production accounted for 16.6 metric tons (56.1%) and customized production accounted for 13.0 metric tons (43.9%). In the third quarter of 2017, we used in production a total of 30.1 metric tons of gold, of which branded production accounted for 14.6 metric tons (48.6%) and customized production accounted for 15.5 metric tons (51.4%).

Cost of Sales

Cost of sales for the three months ended September 30, 2018 amounted to $564.9 million, an increase of $59.0 million, or 11.7%, from $505.9 million for the same period in 2017. The increase was primarily due to the higher volume of the gold as a raw material used for our branded production.

Gross Profit

Gross profit for the three months ended September 30, 2018 was $61.2 million, a decrease of $17.4 million, or 22.1%, from $78.6 million for the same period in 2017. Accordingly, gross margin for the three months ended September 30, 2018 was 9.8%, compared to 13.4% for the same period in 2017.

The primary reason for the decrease in gross margin was due to the decreased average selling price of our branded production, compensated by decreased unit cost of branded production during the three months ended September 30, 2018. The average selling price of our branded production was RMB 250.77 per gram for the three months ended September 30, 2018, decreased by RMB 10.14 or 3.9%, from RMB 260.91 per gram for the same period in 2017. Meanwhile, the unit cost of branded production sales was RMB 230.86 per gram for the three months ended September 30, 2018, decreased by RMB 16.98, or 6.8%, from RMB 247.81 per gram for the same period in 2017. The decrease of the both average selling price and unit cost of branded production was mainly due to the weak gold price in 2018.

Expenses

Total operating expenses for the three months ended September 30, 2018 were $2.6 million, compared with $3.9 million for the same period in 2017. The significant decrease was mainly due to the decrease in selling, general and administrative expenses because of reduced insurance and custody fees in connection with the decreased level of investment in gold quantity.

Interest expense for the three months ended September 30, 2018 was $41.5 million compared with $36.6 million for the same period in 2017. The increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the three months ended September 30, 2018 compared with the same period of 2017 and more debt issuance costs amortized during the current period.

The income tax expense was approximately $4.5 million for the three months ended September 30, 2018, compared to income tax expense of approximately $9.7 million for the same period in 2017. The decrease of income tax expense was mainly because we had a decrease in taxable income from operations before tax for the three months ended September 30, 2018, comparing to the same period last year.

Net Income

For the foregoing reasons, our net income was $13.2 million for the three months ended September 30, 2018, decreased by $15.7 million, or 54.3%, from a net income of $29.0 million for three months end September 30, 2017.

Other Comprehensive Loss

Other comprehensive loss was approximately $32.0 million for the three months ended September 30, 2018, compared to other comprehensive income of $31.5 million for the three months ended September 30, 2017. The Other comprehensive loss for the three months ended September 30, 2018 was mainly due to the change in market value of gold investment resulting in an unrealized loss of $18.9 million, net of tax, and foreign currency translation loss of approximately $13.1 million resulted from the depreciation of the Chinese RMB against the U.S. Dollar for the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Net Sales

Net sales for the nine months ended September 30, 2018 amounted to $1,844.5 million, an increase of $491.8 million, or 36.4%, from net sales of $1,352.7 million for the nine months ended September 30, 2017. The overall increase in our revenue in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was mainly the result of the higher sales volume for our branded production sales.

For the nine months ended September 30, 2018, our branded production sales accounted for 98.0% of the total sales and customized production sales accounted for 2.0% of the total sales. When comparing with the nine months ended September 30, 2017, our branded production sales increased by $490.0 million or 37.2%, and our customized production sales increased by $1.8 million or 5.4%.

In the nine months ended September 30, 2018, we used in production a total of 80.5 metric tons of gold, of which branded production accounted for 46.5 metric tons (57.7%) and customized production accounted for 34.0 metric tons (42.3%). In the nine months ended September 30, 2017, we used in production a total of 72.2 metric tons of gold, of which branded production accounted for 34.7 metric tons (48.1%) and customized production accounted for 37.5 metric tons (51.9%).

Cost of Sales

Cost of sales for the nine months ended September 30, 2018 amounted to approximately $1,655.2 million, an increase of $446.0 million, or 36.9%, from $1,209.2 million for the same period in 2017. The increase was primarily due to the higher volume of the gold as a raw material used for our branded production.

Gross Profit

Gross profit for the nine months ended September 30, 2018 was $189.3 million, an increase of $45.8 million, or 31.9%, from $143.5 million for the same period in 2017. Accordingly, gross margin for the nine months ended September 30, 2018 was 10.3%, compared to 10.6% for the same period in 2017.

The primary reason for the slightly decrease in gross margin was due to the decrease of average selling price of our branded production exceeded the decrease in unit cost of our branded production sales during the nine months ended September 30, 2018.

The average selling price of our branded production was RMB 253.45 per gram for the nine months ended September 30, 2018, decreased by RMB 5.00 or 1.9% from RMB 258.45 per gram for the same period in 2017. The unit cost of branded production sales was RMB 231.78 per gram for the nine months ended September 30, 2018, decreased by RMB 4.94 or 2.1% from RMB 236.72 per gram for the same period in 2017.

Expenses

Total operating expenses for the nine months ended September 30, 2018 were $8.0 million compared with $10.9 million for the same period in 2017. The decrease was mainly due to the decrease in selling, general and administrative expenses because of reduced insurance and custody fees in connection with decreased level the investment in gold quantity.

Interest expense for the nine months ended September 30, 2018 was $128.9 million compared with $113.2 million for the same period in 2017. The increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the nine months ended September 30, 2018 as well as more debt issuances costs were amortized during the current period.

The income tax expense was approximately $13.7 million for the nine months ended September 30, 2018, comparing to income tax expense of approximately $5.6 million for the same period in 2017. The increase of income tax expense was mainly because we had higher taxable income for the nine months ended September 30, 2018, comparing to the same period last year.

Net Income

For the foregoing reasons, our net income was $40.0 million for the nine months ended September 30, 2018, increased by $24.3 million, from a net income of $15.7 million for nine months end September 30, 2017.

Other Comprehensive Loss

Other comprehensive loss was approximately $76.0 million for the nine months ended September 30, 2018, compared to other comprehensive income of $88.8 million for the nine months ended September 30, 2017. The Other comprehensive loss was mainly due to the change in market value of gold investment resulting in an unrealized loss of $56.9 million, net of tax, and the foreign currency translation loss of approximately $19.1 million resulted from depreciation of the Chinese RMB against the U.S. Dollar for the nine months ended September 30, 2018.

Cash Flows

Operating activities

We had $461.4 million of net cash provided by operating activities for the nine months ended September 30, 2018, compared with $145.6 million of net cash used in operating activities for the same period in 2017. The net cash provided by operating activities was mainly due to net income of approximately $40.0 million for the nine months ended September 30, 2018, the decrease in inventory purchased of $321 million because $557.9 million of gold for investment was released to inventory and processed during the nine months ended September 30, 2018, collections from value added tax receivables of $84.6 million, an increase in income tax payable of $0.7 million and an increase in other payables and accrued liabilities of $1.0 million.

We used $145.6 million of net cash in operating activities for the nine months ended September 30, 2017. The reason of net cash used in operating activities for the nine months ended September 30, 2017 was mainly due to the increased inventory of 119.6 million purchased to prepare for the sales to match customer demand as well as increased value added tax recoverable of 56.5 million, offset by increased income tax payable of 7.7 million. The reason of net cash provided by operating activities for the same period on 2016 was mainly due to decreased inventory level of 127.5 million, collection of deposit from Jewelry Park of $151.4 million, and increased income tax payable of 23.5 million, offset by increased value added tax recoverable of 117.4 million.

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

Financing activities

Net cash used in financing activities was $445.8 million for the nine months ended September 30, 2018, compared with net cash provided by financing activities of $ 433.0 for the nine months ended September 30, 2017. The net used in the financing activities was mainly due to repayment of an aggregate amount of loans than that of new borrowings during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, we borrowed additional $435.8 million loans from banks and other financial institutions, and $443.1 million loans from related parties, and repaid $554.8 million loans from banks and other financial institutions, and $764.3 million loans from related parties. During the nine months ended September 30, 2017, we borrowed $266.1 million bank loans and $1,065 million related party loans. We also repaid $249.9 million bank loans, $609.7 million related party loans, and $29.4 million third party loans during the nine months ended September 30, 2017.

Investing activities

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2018, compared with net cash used in investing activities of $ 359.8 million for the nine months ended September 30, 2017.  The decrease of net cash used in investing activities was mainly because we released gold investment of $557.9 million to inventory for production during the nine months ended September 30, 2018. However, we purchased gold for investment of $358.3 million in connection with our significant borrowings during the nine months ended September 30, 2017.

While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to obtain financings from the banks which may require us to purchase more gold as collateral.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, we guaranteed payments for a related party of approximately $72.8 million (RMB 500 million) for bank loan.

As of September 30, 2018, we had no gold lease outstanding.

Obligations and Commitments

The following table sets forth our contractual obligations as of September 30, 2018:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank loans (1)	$926,174,267	$-	$926,174,267	$-	$-
Short-term bank loans (2)	621,518,946	621,518,946	-	-	-
Related party loans (3)	524,455,561	72,798,218	11,330,042	440,327,301	-
Operating leases (4)	857,556	263,750	527,500	66,306	-
Total	$2,073,006,330	$694,580,914	$938,031,809	$440,393,607	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)	On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.4 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $88,046 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased.

For the three and nine months ended September 30, 2018, the Company recorded $62,888 and $197,811 rent expense, respectively. As of September 30, 2018 and December 31, 2017, the Company had lease payable to Wuhan Huayuan of approximately $0.44 million and $0.26 million, respectively, which included in other payables and accrued expenses.

(5)	In connection with the Company’s borrowings of approximately $145.6 million (RMB 1 billion) from Dongguan Trust (Note 5), the Company and Dongguan Trust entered into a gold income rights transfer and repurchase agreement. The Agreement allows the Company to obtain no more than approximately $145.6 million (RMB 1 billion) to exchange the income earning rights of the Company. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 11% over a term of 18 months. The Company determined that this agreement is essentially a loan agreement due to the nature of this transaction. This loan is secured by 4,974 kilograms of Au9999 gold in aggregate with carrying value of approximately $166.0 million (RMB 1,140.2 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity.

Liquidity and Capital Resources

As of September 30, 2018, we had approximately $13.2 million in cash and approximately $15.5 million restricted cash. We have financed our operations with cash flow generated from operations and primarily through bank borrowings as well as through private borrowing.

As of September 30, 2018, we had total outstanding loans of $2,072.1 million (including $926.2 million short-term loans, $928.5 million long-term loans, and $524.5 million related party loans). For additional information regarding our loans, please see Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of September 30, 2018, the Company had working capital of $623.6 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months from the date we issue this Form 10Q. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financings to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, while our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of the RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past eleven years, RMB has appreciated 9.3% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.8683 on September 30, 2018). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our borrowings from banks and other financial institutions as of September 30, 2018, were approximately $1,550.1 million, and interest expense paid for these loans was $120.1 million for the nine months ended September 30, 2018.

For the nine months ended September 30, 2018, our weighted average interest rate was approximately 8.9%. We do not expect the interest expense will be changed dramatically and we currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Inflation Risk

We do not believe inflation has had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended September 30, 2018. However, we cannot be sure inflation will not have an adverse impact on our operating results, financial condition, plans for operations or other capital expenditures in future periods.

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

In connection with the preparation of this report, management determined that, as of September 30, 2018, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•	Material adjustments were proposed by the auditors and recorded by the Company for the nine months ended September 30, 2018;

•	Lack of resources with technical competency to review and record non-routine or complex transactions;

•	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of communication between management, chief executive officer and the board of directors relating to the approval of obtaining loans from banks, other financial institutions, related parties, third parties, and proving guarantees to related parties, third parties and gold lease transactions with related parties;

•	Lack of functional internal audit department that monitors the consistencies of the prescribed internal control procedures;

•	Lack of proper accounting and recording of the investments in gold and the related loans payable to banks, financial institutions and related parties.

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

Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting occurred during the nine months ended September 30, 2018, which are reasonably likely to materially affect our internal control over financial reporting:

•	We have begun to implement segregation of duties for accounting personnel who prepare and review journal entries.

•	We have begun to implement and maintain proper recording of the leased gold inventory with related parties and the related party loan agreements and restricted cash.

We believe these efforts are likely to improve our internal controls. We recognize that we must continue to implement policies and procedures to further enhance our internal controls. Except for the actions taken to remedy the material weaknesses described above, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably to have materially affect, our internal control over financial reporting during our nine months ended September 30, 2018. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions.

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

Our business depends directly on the performance of roughly 300 of our major distributors, which we also refer to as our customers. No customer accounted for more than 10% of annual sales for the nine months ended 2018 and 2017. As all purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors requires time and efforts by our management, and replacing any existing distributor would be difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our product distributions and harm our net sales.

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

	High	Low
2018
First Quarter	$2.02	$1.23
Second Quarter	$1.44	$1.21
Third Quarter	$1.27	$1.00

2017
First Quarter	$1.38	$1.09
Second Quarter	$2.03	$1.06
Third Quarter	$2.06	$1.53
Fourth Quarter	$2.31	$1.92

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Trust Loan Contract (English translation), dated January 2, 2018, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 2, 2018).
10.2	Loan Contract (English translation), dated January 2, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Kingold Industrial Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Quarterly Report filed on Form 10-Q with the Commission on May 10, 2018).
10.3	Gold Income Rights Transfer and Repurchase Agreement (English translation), dated July 31, 2018, between Wuhan Kingold Jewelry Company Limited and Dongguan Trust Co., Ltd. *
10.4	Trust Loan Contracts (English translation), dated September 5, 2018, between Wuhan Kingold Jewelry Company Limited and China Aviation Capital Investment Management (Shenzhen).*
10.5	Trust Loan Contracts (English translation), dated September 7, 2018, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Ltd.*
10.6	Trust Loan Contracts (English translation), dated September 7, 2018, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Ltd.*
10.7	RMB Working Capital Loan Agreement (English translation), dated September 17, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Jiang’An Branch of China Construction Bank.*
10.8	RMB Working Capital Loan Agreement (English translation), dated September 25, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Jiang’An Branch of China Construction Bank.*
10.9	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.10	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.11	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.12	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.13	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank.*
10.14	Summary English translation of Collateral Pledge Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huangshan Road Branch of Evergrowing Bank for borrowings by Wuhan Kangbo Biotech Limited.*
10.15	Summary English translation of Collateral Pledge Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huangshan Road Branch of Evergrowing Bank for borrowings by Wuhan Kangbo Biotech Limited.*
10.16	Loan Contract (English translation), dated September 20, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Kangbo Biotech Limited.*
10.17	Trust Loan Contract (English translation), dated October 10, 2018, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated November 14, 2018, titled “Kingold Jewelry Reports Financial Results for the Third Quarter and Nine Months Ended September 30, 2018.”*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

