Form 10-K
period 2018-12-31
KINGOLD JEWELRY, INC.
filed 2019-04-02
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth” company in Rule 12b-2 of the Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes  ☒   No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $61,496,515 as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of April 1, 2019 was 66,113,502.

2018 ANNUAL REPORT ON FORM 10-K

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

Beginning in 2016, we started investing in gold, in addition to purchasing gold for inventory. We borrowed money to finance the purchase of gold, which gold was then pledged to secure the loans. In some cases, the unrestricted gold available for production was insufficient to provide adequate security for such loans, which in turn required us to lease gold from a related party to satisfy the loan conditions and conduct the operations. In 2017 and 2018, we continued to expand our investment in gold, which also resulted in growing loan amount to fuel the expansion. We are expected to adjust our gold investment according to the gold market changes.

Industry and Market Overview

The Global Market

Global consumer demand for gold in 2018 reached 4,345.1 tons, an increase of 4.5% comparing to 4,159.9 tons in 2017. Gold demand in 2018 was in line with the five-year average of 4,347.5 tons. A multi-decade high in central bank buying drove growth. Investment in bars and coins accelerated in the second half of the year of 2018, up 4% to 1,090.2 tons in 2018. Full year jewelry demand was steady at 2,200 tons. Gold used in technology climbed marginally to 334.6 tons in 2018,

According to the World Gold Council, China and India continue to consume the most jewelry of any market in the world, and in 2018 together generated 58% of total annual jewelry demand globally. China consumed a total of 672.5 tons of jewelry in 2018, while India consumed 598 tons.

The PRC Market

China’s market for jewelry and other luxury goods is expanding rapidly over the decade, in large part due to China’s rapid economic growth. According to the State Bureau of Statistics of China, China’s real gross domestic product, or GDP, grew by approximately 6.6% and 6.9% in 2018 and 2017, respectively. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding consumer base. According to the Economist Intelligence Unit, private consumption has grown at a 9.0% compound annual growth rate over the last decade.

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

In volume terms, Chinese consumer demand for gold investment increased in 2018. Chinese total consumer demand for gold investment (mainly bars and coins) reached 304.2 tons in 2018. China was the world’s largest bar and coin market in 2018, recording it third highest year of bar and coin demand on record. Annual demand in 2018 was consistent compared to 2017 and comfortably above its five-year average of 264.3 tons.

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

We have expanded our capacity significantly in recent years. In 2015, we processed 24-karat gold jewelry and Chinese ornaments with a total weight of approximately 56.5 tons, which was slightly decreased as compared to prior year production of approximately 60.1 tons in 2014. In fiscal 2016, our actual production was 75.3 tons, which was substantially increased as compared to the production in 2015. In fiscal 2017, our actual production was 103.4 tons, In fiscal 2018, our actual production was 114.2 tons, which indicated a continuing strong increase as compared to the production in 2017 and 2016. We attach great importance to the continuous improvement of our technology. Our gold processing systems dramatically reduce waste during the manufacturing process to approximately just one gram per kilogram of gold.

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

We have been a member of the Shanghai Gold Exchange, or the Exchange, since 2003. Although the Chinese government eliminated the absolute restriction on trading gold in general, the right to purchase gold directly from the Exchange is limited. The Exchange possesses a membership system and only members can buy gold through its trading system. As of December 31, 2018, there were approximately 253 members of the Exchange throughout China. Non-members who want to purchase gold must deal with members of the Exchange at a higher purchase price compared to the price afforded to members of the Exchange.

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

Design and Manufacturing

We have adopted a systematic approach to product design and manufacturing that we believe is rigorous. We employ a senior design team with members educated by top art schools or colleges in China, including an exclusive agreement with the School of Jewelry in Wuhan, who have an average of three to five years of experience. Our design team develops and generates new ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We generally test the market potential and customer appeal of our new products and services through a wide outreach program in specific regions prior to a full commercial launch. We have a large-scale production base that includes a 74,933 square foot factory, a dedicated design, sales and marketing team, and 630 company-trained employees. Our production lines include automated jewelry processing equipment and procedures that we can rapidly modify to accommodate new designs and styles.

Supply of Raw Materials

We purchase gold, our major raw material, directly from the Shanghai Gold Exchange. Our membership grants us the right to purchase gold from the Exchange, a right that is not available to non-members. We also leased gold from certain leading Chinese commercial banks to provide an additional supply of raw materials under certain gold lease arrangements in 2015, 2016 and 2017. We did not enter into any gold lease transactions in fiscal year 2018.

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

Sales and Marketing

Currently we have approximately 360 customers covering 23 provinces in China. We have very stable relationships with our major customers who have generally increased order volume year by year. In 2013, we renovated our showroom and we add an additional showroom at Kingold Industrial Park in 2017.

Major Customers

During the year ended December 31, 2017, approximately 23.3% of our net sales were generated from our five largest customers. Wuhan Kingold Industrial Group Co. Ltd., a related party, was our largest customer in 2017 (6.3% of our total net sales in 2017).

During the year ended December 31, 2018, approximately 23.9% of our net sales were generated from our five largest customers. Zhengzhou Jinmeifu Jewelry Co., Ltd. was our largest customer in 2018 (5.2% of our total net sales in 2018). No customer accounted for more than 10% of annual sales for the years ended December 31, 2018 and 2017.

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

We currently have 24 patents granted by the State Intellectual Property Office of the PRC, of which 21 will expire in 2019 and the remaining will expire in 2029.

We currently have 15 registered trademarks in China, of which 1 will expire in 2019, 6 will expire in 2020, 4 will expire in 2021, 1 will expire in 2023, and the remaining 3 will expire in 2027. In particular, “Kingold” has been named as a “Famous Brand in Hubei Province,” “Famous Brand in China,” and “Famous Jewelry Brand” by the General Administration of Quality Supervision and China Top Brand Strategy Promotion Committee .

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

Pursuant to the Provisional Regulation of China on Value-Added Tax, or VAT, and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 16% starting from May 1, 2018 for the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

For the year ended December 31, 2018, the Company recognized a one-time transition tax of approximately $10.8 million that represented management’s assessment of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s previously deferred earnings of non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require adjustments and changes in our assessment. The Company provided an additional $0.9 million for the interest and penalty due on the late payment of the one-time transition tax.

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

As of December 31, 2018, we had approximately 630 full-time employees, all of whom were located in PRC except for our Chief Financial Officer. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. Our full-time employees are entitled to employee benefits including medical care, work related injury insurance, maternity insurance, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. We are required to accrue those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability paid to these employees.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our corporate website (www.kingoldjewelry.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. We periodically provide other information for investors on our corporate website. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. The information contained on the websites referenced in this Form 10-K is not part of this report and is not incorporated by reference into this filing.

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

(2)

Wuhan Kingold is 92.48% owned by Zhihong Jia, our founder, Chairman and Chief Executive Officer, with the balance of 7.52% owned by a total of 3 other shareholders, who are all PRC citizens. All of Wuhan Kingold’s shareholders have entered into the VIE agreements.

ITEM 1A. RISK FACTORS

Investment in our securities involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and related notes. The risks and uncertainties described below represent our known material risks to our business. The risks included here are not exhaustive and there may be additional risks that are not presently material or known. New risk factors may emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all such risk factors on our business. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, you may lose all or part of your investment.

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

We will need to implement additional accounting systems, procedures and controls as we grow our business and organization to satisfy the new reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with these new requirements may increase our costs and require additional management time and resources. Most recently, the SEC charged several public companies for failing to maintain internal control over financial reporting over multiple periods and concluded that disclosure of material weaknesses is not enough; companies must actually take actions to remediate such deficiencies. In the prior two fiscal years, our management assessed and found our internal control over financial reporting to be ineffective. To remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek the Board’s approval prior to entering into any transactions with a value in excess of a certain threshold, and we are in the process of implementing additional policies and procedures to enhance our internal controls. Notwithstanding these additional measures, we still need to implement additional or enhance finance and accounting systems, procedures and controls to satisfy new accounting and reporting requirements. If our internal controls over financial reporting continue to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

While the Chinese economy has experienced rapid growth in the past decade, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In the recent years, Chinese economic growth had been slowing down, and for example, GDP growth was only 6.6% in 2018. While the China economic growth showed a considerable improvement in 2017 and 2018, should it experience another slow growth for a sustained period of time, it could substantially affect consumer demand and confidence, which could adversely impact our business, results of operation and financial condition.

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

Our business depends directly on the performance of roughly 300 of our major distributors, which we also refer to as our customers. No customer accounted for more than 10% of annual sales for the years ended December 31, 2018 or 2017. As all purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors and replacing any distributor is difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our distribution business and harm our net sales.

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

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S. and China. Tax laws are complex and subject to constant changes as new laws are passed and new interpretations of the law are issued or applied. In December 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act (the “Tax Act”) which significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating certain business deductions; migrating to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; and providing for new taxes on certain foreign earnings. Due to the timing of the enactment of the Tax Act and the complexity involved in applying its provisions, we made a reasonable estimate of the effects for the year ended December 31, 2017. We have since then performed additional analysis on the application of the Tax Act and determined that it has impacted the assessment of our U.S. tax liabilities for the prior fiscal year and may impact our future tax liabilities. Significant judgment is required in estimating our provision for income taxes. In our business operations and corporate structure, there are contractual arrangements, transactions or calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits could be materially different from what is reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cash flows.

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

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. In response to the recent global and Chinese economic downturn, the PRC government has adopted policy measures aimed at stimulating the economic growth in China. If the PRC government’s current or future policies fail to help the Chinese economy achieve further growth or if any aspect of the PRC government’s policies limits the growth of our industry or otherwise negatively affects our business, our growth rate or strategy, our results of operations could be adversely affected as a result.

Chinese economic growth slowdown may harm our business.

Since 2014, Chinese economic growth has been slowing down from double-digit GDP speed. The situation has impacted many industries and economic segments in China, such as restaurants, the hospitality industry, certain manufacturing industries and discretionary or luxury consumer spending. Our business operations in China mainly rely on consumer cash availability and spending, consumer demand for our products and consumer confidence, which are impacted by an economic downturn. If China’s economic growth continues to slow down, our results of operations may be adversely affected due to the slower consumer spending on the jewelry products or gold investment or slow expansion in the consumer discretionary goods industries.

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

Because our business is located in the PRC, we have experienced challenges in establishing and implementing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we need to rely on a new and developing communication infrastructure to efficiently transfer our information from retail outlets to our headquarters. As a result of these factors, we have had challenges in implementing disclosure controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We have experienced difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This has resulted in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with Commission rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

	High	Low
2018

First Quarter	$1.04	$0.75
Second Quarter	$1.27	$1.00
Third Quarter	$1.44	$1.21
Fourth Quarter	$2.02	$1.23

2017

First Quarter	$1.38	$1.09
Second Quarter	$2.03	$1.06
Third Quarter	$2.06	$1.53
Fourth Quarter	$2.31	$1.92

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices and our factory are located at No. 8 Han Huang Road, Jiang’an District, Wuhan, Hubei Province, China, with a total construction area of approximately 74,933 square feet built on a parcel of state owned land. We own all of our office and factory facilities except for land with regard to which we own land use rights. There is no private ownership of land in the PRC. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Our land use certificate for our current offices and factory expires on January 26, 2055.

After the Jewelry Park transfer, our ownership interests in the land use right to the Jewelry Park has been transferred, and we no longer own the office, factory and store spaces located in the Jewelry Park. On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $87,000 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. The lease agreement was further amended on September 1, 2018, pursuant to which the store space was no longer leased.

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

	High	Low
2018

First Quarter	$1.04	$0.75
Second Quarter	$1.27	$1.00
Third Quarter	$1.44	$1.21
Fourth Quarter	$2.02	$1.23

2017

First Quarter	$1.38	$1.09
Second Quarter	$2.03	$1.06
Third Quarter	$2.06	$1.53
Fourth Quarter	$2.31	$1.92

On November 9, 2018, the Company received a notification letter from NASDAQ advising the Company that for 30 consecutive business days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market, pursuant to the NASDAQ Listing Rule 5550(a)(2) requirement for continued listing on NASDAQ (the “Minimum Bid Price Rule”). The Company was provided 180 calendar days, or until May 8, 2019, to regain compliance with the Minimum Bid Price Rule. While there can be no guarantee that the Company will regain compliance with the NASDAQ continued listing requirement, the Company has been monitoring the bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with the NASDAQ’s Minimum Bid Price Rule.

Holders

On March 29, 2019, the closing sale price of our shares of common stock was $0.86 per share and there were 66,113,502 shares of our common stock outstanding. On that date, our shares of common stock were held by approximately 73 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities

During the year ended December 31, 2018, we did not purchase any of our equity securities, nor did any person or entity purchase any of our equity securities on our behalf.

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

KINGOLD JEWELRY, INC.

Five-Year Summary of Selected Financial Data

(in millions, except for the per share data)

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Net sales	$2,475.6	$2,009.7	$1,420.6	$1,000.1	$1,107.5
Cost of sales	$(2,211.3)	$(1,809.8)	$(1,274.2)	$(961.8)	$(1,031.3)
Gross profit	$264.3	$199.9	$146.4	$38.3	$76.2
Operating expenses	$(12.2)	$(13.9)	$(12.4)	$(8.3)	$(10.6)
Other expenses, net	$(170.9)	$(150.6)	$(8.4)	$(2.1)	$(1.5)
Income tax provision	$(31.7)	$(9.2)	$(32.6)	$(6.3)	$(16.8)
Net income	$49.5	$26.2	$92.9	$21.6	$47.3
Share date
Weighted average shares - basic	66,113,502	66,050,498	65,991,487	65,963,502	65,918,768
Weighted average shares - diluted	66,192,537	66,472,046	66,337,129	65,963,502	66,007,075
Per share data
Earnings per share - basic	$0.75	$0.40	$1.41	$0.33	$0.72
Earnings per share – dilute	$0.75	$0.39	$1.40	$0.33	$0.72
Selected Consolidated Balance Sheet Data:
Cash	$0.2	$5.0	$21.3	$3.1	$1.3
Restricted cash – current	$4.8	$5.5	$52.8	$26.6	$14.8
Restricted cash – non-current	$7.8	$7.4	$7.6	$-	$-
Inventory	$127.0	$135.0	$119.4	$298.3	$212.4
Investments in gold - current	$1,593.6	$1,562.9	$281.9	$-	$-
Investments in gold – non-current	$700.2	$957.1	$1,493.9	$-	$-
Total assets	$2,699.8	$3,042.3	$2,262.4	$469.6	$311.7
Short term loans	$1,034.9	$962.1	$234.7	$55.5	$45.1
Long term loans	$515.5	$789.4	$1,224.8	$30.8	$3.7
Related parties loans – short term	$72.7	$307.4	$-	$-	$-
Related parties loans – long term	$373.3	$567.8	$460.8	$-	$-
Total liabilities	$2,061.5	$2,652.1	$1,979.9	$203.9	$53.5
Total stockholders’ equity	$638.3	$390.2	$282.5	$265.7	$258.2

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

Gross Profit, Gross Margin and Inventory Carrying Value

Our gross profit margin and profitability as well as the carrying value of our inventory are affected by changes in the price of gold. If there is an increase in the price of gold that increases our production costs beyond the amount we may be able to pass to our customers, it has a negative effect on our gross margin and profitability. Furthermore, the carrying value of our inventory may be affected if the price of gold decreases relative to the price that we paid for that inventory. At December 31, 2018 and 2017, we had approximately 3.7 and 3.7 metric tons of gold in our inventory for production, all of which had been sold in excess of the carrying value by the date of this report.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, one-time transition tax, the recoverability of long-lived assets, inventory valuation, deferred income tax, allowance for investments in gold and share based compensation. Actual results could differ from those estimates.

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

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs. No events or changes in our business or circumstances required us to test for impairment of our long-lived assets during 2018 and 2017, and accordingly, we did not recognize any impairment loss during these periods.

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

Results of Operations

YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table sets forth information from our statements of income and comprehensive income for the years ended December 31, 2018 and 2017 in U.S. dollars.

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

	For the years ended December 31,
	2018	2017
NET SALES	$2,475,666,092	$2,009,732,643
COST OF SALES
Cost of sales	(2,210,204,664)	(1,808,612,014)
Depreciation	(1,138,650)	(1,193,453)
Total cost of sales	(2,211,343,314)	(1,809,805,467)

GROSS PROFIT	264,322,778	199,927,176

OPERATING EXPENSES
Selling, general and administrative expenses	11,564,285	13,444,222
Stock compensation expenses	21,456	33,014
Depreciation	576,840	444,297
Amortization, other	11,426	11,188
Total operating expenses	12,174,007	13,932,721

INCOME FROM OPERATIONS	252,148,771	185,994,455

OTHER INCOME (EXPENSES)
Other income, net	63,449	66,642
Interest income	1,763,595	2,251,972
Interest expense, including $12,247,690 and $10,958,016 of amortization of financing costs for the years ended December 31, 2018 and 2017	(172,692,768)	(152,945,558)
Total other expenses, net	(170,865,724)	(150,626,944)

INCOME FROM OPERATIONS BEFORE TAXES	81,283,047	35,367,511

INCOME TAX PROVISION (BENEFIT)
Current	26,972,159	17,678,757
Deferred	4,764,174	(8,503,898)
Total income tax provision	31,736,333	9,174,859

NET INCOME	49,546,714	26,192,652

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain related to investments in gold, net of tax	81,006,008	58,650,446
Total foreign currency translation gain (loss)	(26,365,820)	22,752,426
Total Other comprehensive gain	54,640,188	81,402,872

COMPREHENSIVE INCOME	$104,186,902	$107,595,524

Earnings per share
Basic	$0.75	$0.40
Diluted	$0.75	$0.39

Weighted average number of shares
Basic	66,113,502	66,050,498
Diluted	66,192,537	66,472,046

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017

Net Sales

Net sales for the year ended December 31, 2018 were $2,475.6 million, an increase of $465.9 million, or 41%, from net sales of $2,009.7 million for the year ended December 31, 2017. For the year ended December 31, 2018, our branded production sales accounted for 97.8% of the total sales and customized production sales accounted for 2.2% of the total sales. When comparing with 2017, our branded production sales increased by $461.3 million or 23.5%, our customized production sales increased by $4.5 million or 9.3%.

The overall increase in our revenue in 2018 as compared to 2017 was due to the following combined factors: (1) Total sales volume (in terms of quantity sold) for branded production increased from 51.5 metric tons in 2017 to 62.9 metric tons in 2018, causing 11.4 metric tons or 22.1% increase. However, the average unit selling price for branded production remained stable in 2018, which was RMB 254.8 per gram in 2018, comparing to RMB 257.2 per gram in 2017, resulting a slightly decrease of 0.9%. (2) Total sales volume (in terms of quantity sold) for customized production remained stable in 2018, which was 51.3 metric tons in 2018, comparing to 51.8 metric tons in 2017. However, the average unit selling price for customized production increased from RMB 6.38 per gram in 2017 to RMB 6.89 per gram in 2018, causing 8.1% increase.

The increase in branded and customized production sales was attributable to the Company’s strengthened sales efforts and the increase in the market demand during the current year when market price of gold increased, which stimulated and inspired the customers to increase their investments on gold.

	Gold sales for the twelve months ended December 31,

	2018			2017
			Sales/			Sales/
	Metric	Sales	Metric Ton	Metric	Sales	Metric Ton
	Tons	($ Million)	($ Million)	Tons	($ Million)	($ Million)
Total	114.2	$2,475.6	$39.6	103.4	$2,009.7	$39.0
Branded	62.9	$2,421.9	$38.5	51.5	$1,960.4	$38.1
Customized	51.3	$53.5	$1.0	51.9	$48.9	$0.9
Others		$0.2			$0.4

Cost of sales

Cost of sales for the year ended December 31, 2018 amounted to $2,211.3 million, an increase of $401.5 million, or 22% from $1,809.8 million for 2017. The increase was primarily due to the higher volume of the gold as a raw material used for our branded production.

Gross profit

Gross profit for the year ended December 31, 2018 was $264.3 million, an increase of $64.4 million or 32%, from $199.9 million for 2017. The increase in our gross profit resulted from the following factors: (1) Due to increased sales volume from 103.4 metric tons in 2017 to 114.2 metric tons in 2018, the Company’s gross profit and gross margin for the year ended December 31, 2018 was positively affected. (2) The increased in unit selling price of customized productions impacted the gross margin.

The unit selling price of branded production was RMB 254.79 per gram for the year ended December 31, 2018, while the unit selling price of branded production was RMB 257.20 per gram for the year ended December 31, 2017, the unit selling price decreased by 0.9%. On the other hand, the unit cost of branded production was RMB 232.41 per gram for the year ended December 31, 2018, represented a decrease of RMB 4.73 or 2.0% from RMB 237.14 per gram for the year ended December 31, 2017. As a result, the unit margin of branded production was RMB 22.38 per gram for the year ended December 31, 2018 compared to RMB 20.06 per gram for the year ended December 31, 2017. Higher proportional decrease in unit cost than unit price for branded products led the increase in gross profit margin.

The unit selling price of customized production was RMB 6.89 per gram for the year ended December 31, 2018, while the unit selling price of customized production was RMB 6.38 per gram for the year ended December 31, 2017, the unit selling price increased by 8.1%. On the other hand, the unit cost of customized production was RMB 0.25 per gram for the year ended December 31, 2018, represented a decrease of RMB 0.02 or 7.6% from RMB 0.27 per gram for the year ended December 31, 2017. The reason that the unit selling price of our customized production is significantly lower than the unit selling price of our branded production is in customized production, a customer supplies the Company with the raw materials and the Company creates products per that customer’s instructions, whereas in branded production the Company generally purchases gold directly and manufactures and markets the products of its own.

Our overall gross margin for the year ended December 31, 2018 was 10.7%, a slight increase of 0.7% as compared to gross margin of 9.9% in 2017 due to above reasons.

Expenses

Total operating expenses for the year ended December 31, 2018 were $12.1 million, a decrease of $1.8 million or 13%, from $13.9 million for 2017. The decrease was mainly due to a $1.9 million decrease in the selling, general and administrative expenses. The decrease in the selling, general and administrative expenses in 2018 was due to gold inventory insurance charges increased by approximately $2.3 million, and recording of underpayment penalty as well as late payment interest related to one-time transition tax of approximately $0.9 million for the year ended December 31, 2018 comparing with the year ended December 31, 2017. The decrease in such expenses was in line with increase in purchases of gold inventory during the year and the decreased inventory level as of December 31, 2018 comparing to December 31, 2017.

Income taxes

Kingold Jewelry Inc is a Delaware corporation. However, all of our operations are conducted solely by our subsidiaries and VIE in the PRC. No income is earned in the United States. As a result, we did not generate any taxable income sourced from the U.S. for the years ended December 31, 2018 and 2017.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

For the year ended December 31, 2018, the Company recognized a one-time transition tax of approximately $10.8 million that represented management’s assessment of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.9 million for the interest and penalty due on the late payment of the one-time transition tax..

Our provision for income tax expense was $31.7 million for the year ended December 31, 2018, increased by $22.6 million, or 246%, from $9.2 million for 2017. The current income tax provision was approximately $26.9 million, increased from approximately $17.7 million in fiscal 2017 due to the increased income before tax resulted from the increased gross profit and decreased operating expenses, as well as the transition tax discussed above. The deferred tax provision was approximately $4.8 million, comparing with approximately $8.5 million deferred tax benefit in fiscal 2017 mainly due to unrealized gain related to the investment in gold.

Net Income

For the foregoing reasons, our net income was $49.5 million for the year ended December 31, 2018, increased by $23.3 million or 89% from $26.2 million for fiscal year 2017 as a result of the matters described above.

Other Comprehensive Income

Other comprehensive gain was approximately $54.6 million for the year ended December 31, 2018, compared to other comprehensive gain of $81.4 million for the year ended December 31, 2017 due to the unrealized gain related to investment in gold and offset by the depreciation of RMB against the U.S. Dollar.

Liquidity and Capital Resources

As of December 31, 2018, we had $0.2 million in cash and cash equivalents compared to $5.0 million as of December 31, 2017. As of December 31, 2018, we had $12.6 million in restricted cash compared to $12.9 million at December 31, 2017. This restricted cash (along with our Chairman and Chief Executive Officer’s personal credit) secures our obligations under our bank loans and gold lease agreements. We have financed our operations with cash flow generated from operations and through borrowing of bank loans as well as through private and public borrowings and offerings in the U.S. and Chinese capital markets.

Our one-time transition tax of approximately $10.8 million is expected to be due in 2019 with applicable late filing interest or penalty. We believe that the transition tax payment schedule should not have material adverse impact on our operations. We will consider obtaining additional financing from private and public borrowings and offerings in the U.S. and Chinese capital markets if necessary.

As of December 31, 2018, we had total outstanding loans of $1,996.4 million (including $1,034.9 million short-term loans, $446.0 million from a related parties and $515.5 million long-term loans). As of December 31, 2017, we had total outstanding loans of $2,626.7 million (including $962.1 million short-term loans, $875.2 million from a related parties and $789.4 million long-term loans), representing a decrease of $630.3 million, or 24.0%. The amounts outstanding under these loans are presented in our financial statements as “loans”; the amounts outstanding under the third party loans are presented in our financial statements as “Third Party Loans”, and the amounts outstanding under the related party loan are presented in our financial statements as “Related Party Loan”. For additional information regarding our loans, please refer to Notes 5 and 7 in our audited consolidated financial statements included elsewhere in this Form 10-K.

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

As of December 31, 2018 and 2017, the Company had positive working capital of $837.3 million and $768.3 million, respectively. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months from the date of this report. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financing to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

Cash Flow for the Years Ended December 31, 2018 and 2017

Operating activities:

The net cash provided by operating activities for the year ended December 31, 2018 was $365.7 million, compared to $25.7 million of net cash used in operating activities in 2017. The increase of net cash provided by operating activities was mainly due to the increase in net income, the decrease in inventory purchased of $205 million because $769.3 million of gold for investment was released to inventory and processed during the year ended December 31, 2018, collections from value added tax recoverable of $78.0 million, an increase in income tax payable of $17.6 million, offset by our decrease in other payable and accrued expense of $3.7 million.

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

Our one-time transition tax of approximately $10.8 million is expected to be due in 2019 with applicable late filing interest or penalty. We believe that the transition tax payment schedule should not have material adverse impact on our operations. We will consider obtaining additional financing from private and public borrowings and offerings in the U.S. and Chinese capital markets if necessary.

Although we expect that net cash from operating activities will increase over the long term, we cannot predict how these fluctuations will affect our cash flow in any particular accounting period due to above reasons.

Investing activities:

We used $0.1 million of net cash for investing activities for the year ended December 31, 2018, compared to $553.2 million spent in 2017. The significant decrease in the net cash used in the investing activities was mainly because we released gold investment of $769.3 million to inventory for production during the year ended December 31, 2018. However, we purchased gold for investment of $552 million in connection with our significant borrowings during the year ended December 31, 2017.

While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to obtain financing from the banks which may need to purchase more gold as collateral.

Financing activities:

Net cash used in financing activities was $367.6 million for the year ended December 31, 2018, compared with net cash provided by financing activities of $510.5 million for the year ended December 31, 2017. The increase in net cash used in financing activities was mainly due to the fact that the Company repaid significant amount of bank loans and related parties loans, but received less proceeds from various loans during the year, comparing to the year ended December 31, 2017.

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

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the financial statements were as follows:

	December 31, 2018	December 31, 2017
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.8776	US$1=RMB 6.5064
Amounts included in the statements of income and cash flows for the period	US$1=RMB 6.6163	US$1=RMB 6.7570

Total translation loss recorded for the year ended December 31, 2018 was $26,365,820. Total translation gain recorded for the year ended December 31, 2017 was $22,752,426.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we guaranteed payment for a related party of approximately $307.4 million (RMB 2,000 million) for two bank loans. Approximately $234.7 million (RMB 1.5 billion) loans were repaid upon maturity in January 2018 and February 2018, respectively. The remaining loan balance of 72.7 million (RMB 500 million) is still outstanding as of December 31, 2018. We guaranteed the payments for this related party.

During the year ended December 31, 2017, we guaranteed payments for a non-related party of approximately $30.7 million (RMB 200 million) in bank loans. On April 12, 2017, the bank loans were repaid upon maturity.

As of December 31, 2018 and 2017, we had no leased gold outstanding. The Company may sign new gold lease agreements with the banks when necessary.

Obligations and Commitments

The following table sets forth our contractual obligations as of December 31, 2018:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank loans (1)	$515,477,020	$-	$515,477,020	$-	$-
One-time transition tax	11,660,927	11,660,927	-	-	-
Short-term bank loans (2)	1,034,947,774	1,034,947,774	-	-	-
Related party loans (3)	446,027,641	72,699,779	10,468,725	362,859,137	-
Operating leases (4)	304,703	87,058	174,116	43,529	-
Total	$2,008,418,065	$1,119,395,538	$526,119,861	$362,902,666	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $87,058 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. The lease agreement was further amended on September 1, 2018, pursuant to which the store space was no longer leased.

For the years ended December 31, 2018 and 2017, the Company recorded $202,167 and $211,692 rent expense, respectively. As of December 31, 2018 and 2017, the Company had lease payables to Wuhan Huayuan of $443,992 and $263,740, respectively, which were included in other payables and accrued expenses.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02,"Leases" to provide a new comprehensive model for lease accounting. Under this guidance, lessees and lessors should apply a "right-of-use" model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In March 2018, the FASB issued guidance relative to Income Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible, to provide a reasonable estimate. For the years ended December 31, 2018, the Company recognized a transition tax of $10.8 million that represented management’s assessment of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. Any subsequent adjustment to these amounts will be recorded to current tax expense in subsequent period.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in foreign currency exchange rates, precious metal prices and interest rates, which could affect its consolidated financial position, earnings and cash flows. We manage our exposure to market risk through its regular operating and financing activities.

Foreign Currency Exchange Rate Risk

We are exposed to fluctuations in exchange rates between the U.S. and Chinese RMB, which is the functional currency of our Chinese subsidiary and consolidated VIE. Given that all of our revenues are generated in RMB, yet our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. Over the past eleven years, RMB has appreciated 5.7% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.8776 on December 31, 2018). As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations. Our sales, costs and expenses of Chinese subsidiary and consolidated affiliate, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Chinese RMB would have increased or decreased net income by approximately $5.6 million for fiscal 2018.

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

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our interest bearing bank and third party loans and gold leases. The interest rates on almost all of our interest bearing loans are fixed. Our borrowings from banks and other financial institutions as of December 31, 2018, were approximately $1,550.4 million, and interest expense paid for these loans was $154.1 million for the year ended December 31, 2018.

For the year ended December 31, 2018, our weighted average interest rate was 9.0%. We expect the interest expense will be decreased since we may reduce the loans in the next period of 12 months. We currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

Based on our overall interest rate exposure to fixed rate debt outstanding as of December 31, 2018, a 1% change in interest rates would result in annual interest expense change of approximately $16.7 million, impact income before income taxes by approximately $16.7 million. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $5.2 million.

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

Inflation Risk

We do not believe inflation has had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended December 31, 2018. However, we cannot be sure inflation will not have an adverse impact on our operating results, financial condition, plans for operations or other capital expenditures in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kingold Jewelry, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingold Jewelry, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2019, expressed an adverse opinion.

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

April 2, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kingold Jewelry, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Kingold Jewelry, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2018:

1.	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

2.	Material audit adjustments were proposed by the auditors and recorded by the Company for the fiscal year 2018;

3.	Lack of resources with technical competency to review and record non-routine or complex transactions;

4.	Lack of a full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

5.	Lack of communication between management, chief executive officer and the board of directors relating to the approval of obtaining loans from banks, other financial institutions, related parties, third parties, and providing guarantees to related parties, third parties and gold lease transactions with related parties;

6.	Lack of functional internal audit department that monitors the consistencies of the prescribed internal control procedures;

7.	Lack of proper recording of the leased gold inventory with related party and the related party loan agreements and restricted cash.

8.	Lack of proper accounting and recording of the investments in gold and the related loans payable to banks, financial institutions and related parties.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated April 2, 2019, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated April 2, 2019, expressed an unqualified opinion.

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

/s/Friedman LLP

New York, New York

April 2, 2019

KINGOLD JEWELRY, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	December 31,	December 31,
	2018	2017

ASSETS

Cash	$233,391	$4,997,125
Restricted cash	4,798,185	5,534,551
Accounts receivable	451,059	768,167
Inventories	127,034,673	135,042,713
Investments in gold	1,593,557,391	1,562,943,153
Other current assets and prepaid expenses	87,590	100,592
Value added tax recoverable	259,582,324	353,732,758
Total current assets	1,985,744,613	2,063,119,059

Property and equipment, net	5,395,330	7,299,643
Restricted cash	7,766,372	7,392,721
Investments in gold	700,225,896	957,124,267
Other assets	285,768	302,072
Deferred income tax assets	-	6,677,675
Land use right	395,719	429,915
Total long-term assets	714,069,085	979,226,293
TOTAL ASSETS	$2,699,813,698	$3,042,345,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short term loans	$1,034,947,774	$962,101,746
Other payables and accrued expenses	15,749,564	18,913,863
Related party loan	72,699,779	307,389,647
Due to related party, shareholder	3,976,742	2,630,301
Income tax payable	18,504,197	1,208,742
Other taxes payable	2,577,102	2,615,463
Total current liabilities	1,148,455,158	1,294,859,762
Deferred income tax liability	24,218,911	-
Related party loans	373,327,862	567,843,066
Long term loans	515,477,020	789,410,137
TOTAL LIABILITIES	2,061,478,951	2,652,112,965
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2018 and 2017	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 shares issued and outstanding as of December 31, 2018 and 2017	66,113	66,113
Additional paid-in capital	224,292,907	80,377,449
Retained earnings
Unappropriated	353,213,325	303,666,611
Appropriated	967,543	967,543
Accumulated other comprehensive income, net of tax	59,794,859	5,154,671
Total Equity	638,334,747	390,232,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,699,813,698	$3,042,345,352

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN U.S. DOLLARS)

	For the years ended December 31,
	2018	2017
NET SALES	$2,475,666,092	$2,009,732,643
COST OF SALES
Cost of sales	(2,210,204,664)	(1,808,612,014)
Depreciation	(1,138,650)	(1,193,453)
Total cost of sales	(2,211,343,314)	(1,809,805,467)

GROSS PROFIT	264,322,778	199,927,176

OPERATING EXPENSES
Selling, general and administrative expenses	11,564,285	13,444,222
Stock compensation expenses	21,456	33,014
Depreciation	576,840	444,297
Amortization, other	11,426	11,188
Total operating expenses	12,174,007	13,932,721

INCOME FROM OPERATIONS	252,148,771	185,994,455

OTHER INCOME (EXPENSES)
Other income, net	63,449	66,642
Interest income	1,763,595	2,251,972
Interest expense, including $12,247,690 and $10,958,016 of amortization of financing costs for the years ended December 31, 2018 and 2017	(172,692,768)	(152,945,558)
Total other expenses, net	(170,865,724)	(150,626,944)

INCOME FROM OPERATIONS BEFORE TAXES	81,283,047	35,367,511

INCOME TAX PROVISION (BENEFIT)
Current	26,972,159	17,678,757
Deferred	4,764,174	(8,503,898)
Total income tax provision	31,736,333	9,174,859

NET INCOME	49,546,714	26,192,652

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain related to investments in gold, net of tax	81,006,008	58,650,446
Total foreign currency translation gain (loss)	(26,365,820)	22,752,426
Total Other comprehensive gain	54,640,188	81,402,872

COMPREHENSIVE INCOME	$104,186,902	$107,595,524

Earnings per share
Basic	$0.75	$0.40
Diluted	$0.75	$0.39

Weighted average number of shares
Basic	66,113,502	66,050,498
Diluted	66,192,537	66,472,046

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(IN U.S. DOLLARS)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other comprehensive
	Par value		Par value		paid-in	retained	retained	Income
	Shares	Amount	Shares	Amount	capital	earnings	earnings	(deficit)	Total

Balance at December 31, 2016	-	$-	66,018,867	$66,018	$80,230,968	$277,473,959	$967,543	$(76,248,201)	$282,490,287

Options granted for services	-	-	-		33,014	-	-	-	33,014
Warrants exercised	-	-	94,635	95	113,467	-	-	-	113,562
Net income for the year	-	-	-	-	-	26,192,652	-	-	26,192,652
Unrealized gain related to investment in gold	-	-	-	-	-	-	-	58,650,446	58,650,446
Foreign currency translation gain	-	-	-	-	-	-	-	22,752,426	22,752,426

Balance at December 31, 2017	-	$-	66,113,502	$66,113	$80,377,449	$303,666,611	$967,543	$5,154,671	$390,232,387

Options granted for services	-	-	-		21,456	-	-	-	21,456
Debt waived by shareholder	-	-	-	-	143,894,002	-	-	-	143,894,002
Net income for the year	-	-	-	-	-	49,546,714	-	-	49,546,714
Unrealized gain related to investment in gold	-	-	-	-	-	-	-	81,006,008	81,006,008
Foreign currency translation gain	-	-	-	-	-	-	-	(26,365,820)	(26,365,820)
Balance at December 31, 2018	-	$-	66,113,502	$66,113	$224,292,907	$353,213,325	$967,543	$59,794,859	$638,334,747

The accompanying notes are an integral part of these consolidated financial statements

KINGOLD JEWELRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,546,714	$26,192,652
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,715,490	1,637,750
Amortization of intangible assets	11,426	11,188
Share based compensation for services	21,456	33,014
Amortization of debt issuance costs included in interest expense	12,247,690	10,958,016
Deferred tax (benefit) provision	4,764,174	(7,683,962)
Changes in operating assets and liabilities
Accounts receivable	286,534	(50,154)
Inventories	205,234,765	(7,279,205)
Other current assets and prepaid expenses	7,900	620,730
Value added tax recoverable	78,022,977	(60,195,642)
Other payables and accrued expenses	(3,736,015)	4,143,958
Customer deposits	(144,978)	185,434
Income tax payable	17,585,797	4,718,786
Other taxes payable	106,862	957,521
Net cash provided by (used in) operating activities	365,670,792	(25,749,914)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(145,507)	(1,241,172)
Investments in gold	-	(551,958,950)
Net cash used in investing activities	(145,507)	(553,200,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans - short term	214,833,064	170,341,868
Repayments of other loans - short term	(749,080,980)	(304,869,025)
Proceeds from other loans - long term	423,197,255	319,668,492
Proceeds from related parties loans – short term	-	295,989,344
Proceeds from related parties loans – long term	545,924,459	821,370,431
Repayments of related parties loans	(791,834,472)	(748,170,175)
Payments of loan origination fees	(11,959,140)	(9,572,415)
Repayment of third parties loans	-	(29,598,934)
(Repayments of) borrowings from related party	1,346,835	(4,738,508)
Proceeds from exercise of warrants	-	113,562
Net cash (used in) provided by financing activities	(367,572,979)	510,534,640
EFFECT OF EXCHANGE RATES ON CASH AND RESTRICTED CASH	(3,078,755)	4,662,170
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(5,126,449)	(63,753,226)
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	17,924,397	81,677,623
CASH AND RESTRICTED, END OF YEAR	$12,797,948	$17,924,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$163,182,925	$128,823,958
Cash paid for income tax	$10,262,316	$13,091,812

NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold obtained in a lease from a related party	$-	$133,721,408
Investments in gold transferred to inventories	$769,308,629	$417,937,474
Unrealized gain on investments in gold	$81,006,008	$58,650,446
Forgiveness of debt by shareholder allocated to capital contribution	$143,894,002	$-

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, one-time transition tax, the recoverability of long-lived assets, inventory valuation, deferred income tax, allowance for investments in gold and share based compensation. Actual results could differ from those estimates.

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

As of December 31, 2018 and 2017, the Company had restricted cash (current and non-current) of $ 12,564,557 and $12,927,272, respectively. All restricted cash was related to the various loans with banks and financial institutions – see Note 5 - Loans.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. At December 31, 2018 and 2017, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost and net realizable value, and cost is calculated on the weighted average basis. As of December 31, 2018 and 2017, there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life. The estimated useful lives used in connection with the preparation of the financial statements are as follows:

Estimated Useful Life
Buildings	30 years
Plant and machinery	15 years
Motor vehicles	10 years
Office furniture and electronic equipment	5 - 10 years
Leasehold improvements	Shorter of lease term or useful lives

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

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of December 31, 2018 and 2017.

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

Revenue Recognition (continued)

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

Revenue by category

Revenue by major product line was as follows for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017
Branded production sales	$2,421,896,796	$1,960,424,366
Customized production sales	53,479,608	48,938,691
Trade in product sales	158,078	154,643
Other	131,610	214,943
	$2,475,666,092	$2,009,732,643

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at December 31, 2018 and 2017.

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2013 and after. As of December 31, 2018, the tax years ended December 31, 2013 through December 31, 2018 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	December 31, 2018	December 31, 2017
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of the period ended	US$1=RMB 6.8776	US$1=RMB 6.5064
Amounts included in the statements of income and cash flows for the period	US$1=RMB 6.6163	US$1=RMB 6.7570

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income . The unrealized gain or loss resulting from the change of the fair market value from the gold investments and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income in the consolidated statements of income   and comprehensive income.

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

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02,"Leases" to provide a new comprehensive model for lease accounting. Under this guidance, lessees and lessors should apply a "right-of-use" model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In March 2018, the FASB issued guidance relative to Income Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible, to provide a reasonable estimate. For the years ended December 31, 2018, the Company recognized a transition tax of $10.8 million that represented management’s assessment of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. Any subsequent adjustment to these amounts will be recorded to current tax expense in subsequent period when the analysis is complete.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

Inventories as of December 31, 2018 and 2017 consisted of the following:

	As of
	December 31,	December 31,
	2018	2017
Work-in-progress (A)	$87,160,453	$90,406,021
Finished goods (B)	39,874,220	44,636,692
Total inventory	$127,034,673	$135,042,713

(A)	Included 2,570,232 grams of Au9999 gold as of December 31, 2018 and 2,508,182 grams of Au9999 gold as of December 31, 2017.

(B)	Included 1,168,892 grams of Au9999 gold as of December 31, 2018 and 1,231,586 grams of Au9999 gold as of December 31, 2017.

No lower of cost or net realizable value adjustment was recorded at December 31, 2018 and 2017.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of December 31, 2018 and 2017:

	As of
	December 31,	December 31,
	2018	2017
Buildings	$2,285,204	$2,415,577
Plant and machinery	17,703,975	18,615,951
Motor vehicles	240,507	254,228
Office and electric equipment	1,454,794	1,415,194
Leasehold improvements	1,466,654	1,623,027
Subtotal	23,151,134	24,323,977
Less: accumulated depreciation	(17,755,804)	(17,024,334)
Property and equipment, net	$5,395,330	$7,299,643

Depreciation expense for the years ended December 31, 2018 and 2017 was $1,715,490 and $1,637,750, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS

Short term loans consist of the following:

		As of
		December 31, 2018	December 31, 2017

(a)	Loan payable to Aijian Trust	$-	$46,108,447
(b)	Loans payable to Evergrowing Bank - Qixia Branch	-	153,694,824
(c)	Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	72,699,779	153,233,739
(d)	Loans payable to Sichuan Trust - gross amount	145,399,558	230,542,236
	Loans payable to Sichuan Trust - deferred financing cost	-	(2,239,292)
(e)	Loans payable to China Aviation Capital - gross amount	-	44,571,499
	Loans payable to China Aviation Capital - deferred financing cost	-	(457,926)
(f)	Loans payable to Huarong Trust - gross amount	-	146,163,777
	Loans payable to Huarong Trust - deferred financing cost	-	(1,324,677)
(g)	Loans payable to China Construction Investment Trust - gross amount	-	46,108,447
	Loans payable to China Construction Investment Trust - deferred financing cost	-	(167,796)
(h)	Loans payable to Zheshang Jinhui Trust - gross amount	62,725,369	84,532,153
	Loans payable to Zheshang Jinhui Trust - deferred financing cost	(18,547)	-
(i)	Loans payable to Zhongjiang International Trust - gross amount	-	61,477,929
	Loans payable to Zhongjiang International Trust - deferred financing cost	-	(141,614)
(j)	Loan payable to China Aviation Trust - gross amount	45,073,863	-
	Loan payable to China Aviation Trust - deferred financing cost	(44,456)	-
(k)	Loans payable to National Trust - gross amount	50,889,845	-
	Loans payable to National Trust - deferred financing cost	(30,023)	-
(l)	Loans payable to Anxin Trust	354,774,921	-
(m)	Loans payable to China Construction Bank	42,165,871	-
(n)	Loans payable to Minsheng Trust (new)	145,399,560	-
(o)	Loans payable to Chang’An Trust (new) - gross amount	116,589,437	-
	Loans payable to Chang’An Trust (new) – deferred financing cost	(677,403)	-
	Total short term loans	$1,034,947,774	$962,101,746

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

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(c) Loans payable to Evergrowing Bank – Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $145.4 million (RMB 1 billion) in aggregate. The purpose of the loans was for purchasing gold. The terms of loans are two years and bear fixed interest of 4.75% per year. Based on the loan repayment plan as specified in the loan agreements, $145,400 (RMB 1 million) was repaid in August 2016, $145,400 (RMB 1 million) was repaid on February 23, 2017 and another $145,400 (RMB 1 million) was repaid in August 23, 2017. The Company repaid approximately $72.3 million (RMB 497 million) to Evergrowing bank Yantai Huangshan Road Branch upon maturity.

For the remaining balance of approximately $72.7 million (RMB 500 million), the Company entered into a loan extension agreement with the bank to extend the loan borrowing period for additional seven months until October 2018, with the new interest rate of 6.5% per year. The loans are secured by 2,735 kilograms of Au9999 gold in aggregate with carrying value of approximately $92.5 million (RMB 635.9 million) and are guaranteed by the CEO and Chairman of the Company. Upon the maturity of these loans, the Company entered into a series of supplemental agreements with Yantai Huanshan Road Branch of Evergrowing Bank to extend the term of the loan for additional 12 months.

(d) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $290.8 million (RMB 2 billion) as working capital loan. The required annual interest rate is 8.46%. The Company paid the first interest payment equal to 1.21% of the principle received as loan origination fee on annual basis, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $245.4 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of December 31, 2018, the Company received an aggregate of approximately $218.1 million (RMB 1.5 billion) from the loan.

These loans originally have maturity dates between September 20, 2018 and November 30, 2018. During the year ended December 31, 2018, these loans were extended to have maturity dates between November 20, 2019 and January 30, 2020. Therefore, approximately $72.7 million (RMB 500 million) was recorded as long term.

The Company paid approximately $5.3 million (RMB 36.3 million) as loan origination fee in 2017 and 2016 for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $2.2 million (RMB 14.6 million) and approximately $3.1 million (RMB 20 million) deferred financing costs were amortized, respectively. As of December 31, 2018, the deferred financing costs related to obtaining these loans were fully amortized.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(e) Loans payable to China Aviation Capital

On September 7, 2016, the Company entered into a trust loan agreement with China Aviation Capital Investment Management (Shenzhen) (“China Aviation Capital”) to borrow a maximum of approximately $87.2 million (RMB 600 million) as working capital loan. The first installment of the loan was approximately $42.2 million (RMB 290 million) to mature on September 6, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $49.8 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The loan was extended upon maturity for another 18 months with a new maturity date of March 5, 2020. Therefore, the $42.2 million loan from China Aviation Capital was recorded as long term at December 31, 2018. The Company is required to pay interest based on a fixed annual interest rate of 10% and a one-time consulting fee of 3% based on the principal amount extended as loan origination fee.

The Company paid totally approximately $1.3 million (RMB 8.7 million) during the year as loan origination fee for extending the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.7 million (RMB 4.9 million) and $0.7 million (RMB 4.4 million) deferred financing costs were amortized, respectively.

(f) Loans payable to Huarong Trust

The Company fully repaid loan to Huarong International Trust Co. Ltd. (“Huarong Trust”) upon maturity on August 15, 2018. The pledged gold and restricted deposit were released and returned upon the repayment.

The Company paid approximately $2.1 million (RMB 14.3 million) in fiscal year 2017 as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $1.3 million (RMB 8.6 million) and $0.9 million (RMB 5.7 million) deferred financing costs were amortized, respectively.

(g) Loans payable to China Construction Investment Trust

On August 29, 2016, the Company entered into a trust loan agreement with China Construction Investment Trust to borrow a maximum of approximately $43.6 million (RMB 300 million) as working capital loan for the purpose of purchasing of gold solely with a period of 24 months from October 9, 2016 to October 9, 2018. For the loan obtained the Company is required to make interest payments are calculated based on a fixed annual interest rate. The interest payment is divided into two parts: (1) 1% of the principal amount received need to be paid before December 25, 2016 as loan origination fee; (2) the rest of interest payments are calculated based on a fixed interest rate of 7.5% and due on quarterly basis. The Company pledged 1,447 kilograms of Au9999 gold with carrying value of approximately $48.9 million (RMB 336.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.4 million (RMB 3 million) to secure the loan. During the year ended December 31, 2018, the Company full repaid all the outstanding balance. The pledged gold and restricted deposit were released and returned upon the repayment.

The Company paid approximately $0.4 million (RMB 3 million) in fiscal year 2016 as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.2 million (RMB 1.1 million) and $0.2 million (RMB 1.5 million) deferred financing costs were amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(h) Loans payable to Zheshang Jinhui Trust

On November 7, 2016, the Company entered into a trust loan agreement with Zheshang Jinhui Trust to borrow a maximum of approximately $80.0 million (RMB 550 million) for purchasing gold with a period of 24 months from principal receiving date November 15, 2016 to November 15, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.8%. The Company pledged 2,708 kilograms of Au9999 gold with carrying value of approximately $91.5 million (RMB 629.6 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.8 million (RMB 5.5 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. During the year ended December 31, 2018, the Company full repaid the loan upon maturity. The pledged gold and restricted deposit were released and returned upon the repayment.

In November 2017, Wuhan Kingold entered into a new Trust Loan Contract with Zheshang Jinhui Trust. The agreement allows the Company to access a total of approximately $145.4 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 7.7% with a term of 24 months and is secured by 3,264 kilograms of Au9999 gold in aggregate with carrying value of approximately $110.3 million (RMB 758.5 million). The loan is also guaranteed by the CEO and Chairman of the Company. After entering into the contract, the Company received an aggregate of approximately $91.8 million (RMB 631.4 million) from the loan. During the year ended December 31, 2018, the Company repaid approximately $29.1 million (RMB 200 million) to the loan. The Company also made a restricted deposit of approximately $0.92 million (RMB 6.3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. In January 2019, the Company made repayment of approximately $38.0 million (RMB 261.4 million) to Zheshang Jinhui Trust.

The Company paid approximately $1.4 million (RMB 9.5 million) as loan origination fee for obtaining the new loan of November 2017. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $1.4 million (RMB 9.0 million) and $0.1 million (RMB 0.3 million) deferred financing costs were amortized related to the new loans.

(i) Loans payable to Zhongjiang International Trust

On December 23, 2016, the Company entered into a trust loan agreement with Zhongjiang International Trust to borrow a maximum of approximately $58.2 million (RMB 400 million) for purchasing gold with a period of 24 months from December 23, 2016 to December 22, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 8.75%. The Company pledged 2,104 kilograms of Au9999 gold with carrying value of approximately $71.1 million (RMB 489.2 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. During the year ended December 31, 2018, the Company full repaid the loan upon maturity. The pledged gold was released upon the repayment.

The Company paid approximately $0.3 million (RMB 1.9 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.1 million (RMB 0.9 million) and $0.2 million (RMB 1.0 million) deferred financing costs were amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(j) Loans payable to China Aviation Trust

On January 25, 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $45.1 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8%. The Company pledged 1,647 kilograms of Au9999 gold with carrying value of approximately $55.0 million (RMB 378.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.5 million (RMB 3.1 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. In January 2019, the Company made fully repayment to China Aviation Trust, The pledged gold and restricted deposit were released and returned upon the repayment.

The Company paid approximately $1.4 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.7 million (RMB 4.7 million) and $0.7 million (RMB 4.3 million) deferred financing costs were amortized, respectively.

(k) Loans payable to National Trust

On February 28, 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $50.9 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617%. The Company pledged 1,745 kilograms of Au9999 gold with carrying value of approximately $59.3 million (RMB 408.1 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The loan was fully repaid on March 1, 2019, and the pledged gold was released and returned upon the repayment.

The Company paid approximately $0.4 million (RMB 2.6 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.2 million (RMB 1.3 million) and $0.2 million (RMB 1.1 million) deferred financing costs were amortized, respectively.

(l) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allowed the Company to access of approximately $436.2 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with various maturity dates from February 19, 2019 to October 12, 2019. The purpose of this trust loan was to provide working capital for the Company to purchase gold. The loan is secured by 15,450 kilograms of Au9999 gold in aggregate with carrying value of approximately $522.3 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of December 31, 2018, the Company received full amount from the loan.

During the year ended December 31, 2018, the Company repaid approximately $81.4 million (RMB 0.56 billion), which resulted in an outstanding balance of approximately $354.8 million (RMB 2.44 billion) as of December 31, 2018 reported as short term loans. The Company also made a restricted deposit of approximately $3.5 million (RMB 24 million) to secure the rest of these loans. The deposit will be refunded when the loan is repaid upon maturity. In February and March 2019, the Company subsequently made repayments total of approximately $24 million (RMB 165 million) and extended the loans of approximately $18.5 million (RMB 127 million) which originally due on March 29, 2019 to May 17, 2019.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(m) Loan payable to China Construction Bank

In September 2018, Wuhan Kingold signed a Loan Agreement with Wuhan Jiang’An Branch of China Construction for a loan of approximately $17.2 million (RMB 118 million). The purpose of this loan is to provide working capital for the Company to purchase gold. The term of the loan is one year with maturity date of September 19, 2019 and bears fixed interest of 4.35% per year. As of December 31, 2018, the Company received full amount from the loan.

In September 2018, Wuhan Kingold signed a second Loan Agreement with Wuhan Jiang’An Branch of China Construction for a loan of approximately $25.0 million (RMB 172 million). The purpose of this loan is to provide working capital for the Company to purchase gold. The term of the loan is one year with maturity date of September 25, 2019 and bears fixed interest of 4.35% per year. As of December 31, 2018, the Company received full amount from the loan.

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

(n) Loan payable to Minsheng Trust (new)

On October 10, 2018, the Company entered into a Trust Loan Contract in the amount of no more than approximately $145.4 million (RMB 1.0 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 10.5%. The loan is secured by 5,356 kilograms of Au9999 gold in aggregate with carrying value of approximately $181.9 million (RMB 1.3 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of December 31, 2018, the Company received the full amount from the loan.

(o) Loans payable to Chang’An Trust

In September 2017, Wuhan Kingold entered into a new Trust Loan Contract with Chang’An Trust. The agreement allows the Company to access a total of approximately $145.4 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 10% with a term of 24 months and is secured by 4,784 kilograms of Au9999 gold in aggregate with carrying value of approximately $163.4 million (RMB 1.1 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of December 31, 2018, the Company received full amount from the loan. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. On September 30, 2018, the Company made repayment of approximately $2.9 million (RMB 20 million). On October 31, 2018, the Company made additional repayment of approximately $25.9 million (RMB 178.2 million) to Chang'An Trust. As of December 31, 2018, the balance of loans from Chang’An Trust was approximately $116.6 (RMB 801.9 million).

The Company paid approximately $1.5 million (RMB 11 million) as loan origination fee for obtaining the loans. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.8 million (RMB 5.5 million) and $0.1 million (RMB 0.8 million) deferred financing costs were amortized, respectively.

Interest expenses for all of the short term loans classified as of the balance sheet dates for the years ended December 31, 2018 and 2017 were approximately $116.1 million and $68.8 million, respectively. The weighted average interest rates for the years ended December 31, 2018 and 2017 were 9.0% and 7.0%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

Long term loans consist of the following:

		As of
		December 31, 2018	December 31, 2017

(p)	Loans payable to Minsheng Trust - gross amount	$218,099,337	$-
	Loans payable to Minsheng Trust - deferred financing cost	(3,907,406)	-
(q)	Loans payable to Anxin Trust	-	461,084,471
(r)	Loans payable to Chang’An Trust - gross amount	-	153,694,824
	Loans payable to Chang’An Trust - deferred financing cost	-	(1,563,230)
(s)	Loans payable to China Aviation Trust - gross amount	-	47,645,395
	Loans payable to China Aviation Trust - deferred financing cost	-	(761,674)
(t)	Loans payable to China Aviation Capital	42,165,872	-
	Loans payable to China Aviation Capital - deferred financing cost	(990,898)	-
(u)	Loans payable to National Trust - gross amount	-	53,793,188
	Loans payable to National Trust - deferred financing cost	-	(228,068)
(v)	Loans payable to Zheshang Jinhui Trust - gross amount	-	76,847,412
	Loans payable to Zheshang Jinhui Trust - deferred financing cost	-	(1,102,181)
(w)	Loans payable to Sichuan Trust - gross amount	72,699,779	-
	Loans payable to Sichuan Trust - deferred financing cost	-	-
(x)	Loan payable to Dongguan Trust	145,399,557	-
	Loan payable to Dongguan Trust - deferred financing cost	(1,609,089)	-
(y)	Loan payable to Kunlun Trust	43,619,868	-
	Total long term loans, net of deferred financing costs	$515,477,020	$789,410,137

(p) Loan payable to Minsheng Trust

On December 26, 2017, the Company entered into a Trust Loan Contract in the amount of no more than approximately $218.1 million (RMB 1.5 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 24-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 30 months. The Trust Loan bears interest at a fixed annual rate of 9.2%. The loan is secured by 7,887 kilograms of Au9999 gold in aggregate with carrying value of approximately $270.2 million (RMB 1.9 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of December 31, 2018, the Company received full amount from the loan.

The Company paid approximately $7.8 million (RMB 53.5 million) as loan origination fee for obtaining this loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2018 approximately $4.0 million (RMB 26.6 million) deferred financing cost was amortized.

(q) Loans payable to Anxin Trust (see Note 5 (l) above)

(r) Loans payable to Chang’An Trust (see Note 5 (o) above)

(s) Loans payable to China Aviation Trust (see Note 5 (j) above)

(t) Loans payable to China Aviation Capital (see Note 5 (e) above)

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS (continued)

(u) Loans payable to National Trust (see Note 5 (k) above)

(v) Loans payable to Zheshang Jinhui Trust (see Note 5 (h) above)

(w) Loans payable to Sichuan Trust (see Note 5 (d) above)

(x) Loans payable to Dongguan Trust

In July 2018, Wuhan Kingold entered into a gold income rights transfer and repurchase agreement (the “Agreement”) with Dongguan Trust. The Agreement allows the Company to obtain no more than approximately $145.4 million (RMB 1 billion) to exchange the income earning rights of the Company. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 11% over a term of 18 months. The Company determined that this Agreement is essentially a loan agreement due to the nature of this transaction. This loan is secured by 4,974 kilograms of Au9999 gold in aggregate with carrying value of approximately $165.8 million (RMB 1,140 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity.

The Company paid approximately $2.2 million (RMB 15 million) as loan origination fee for obtaining this loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For year ended December 31, 2018, approximately $0.6 million (RMB 3.9 million) deferred financing cost was amortized.

(y) Loans payable to Kunlun Trust

In December 2018, Wuhan Kingold entered into a Trust Loan Contract in the amount of approximately $145.4 million (RMB 300 million) with China Kunlun Trust Co., Ltd. (“Kunlun Trust”). The Trust Loan has a 24-month term and bears interest at a fixed annual rate of 10%. This loan is secured by 1,578 kilograms of Au9999 gold in aggregate with carrying value of approximately $54.6 million (RMB 375.2 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $0.4 million (RMB 3 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity.

Total Interest for the long term loans classified as balance sheet dates in the amount of $38.0 million and $59.7 million for the years ended December 31, 2018 and 2017, respectively. The weighted average interest rates for the years ended December 31, 2018 and 2017 were 9.2% and 11.6%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS IN GOLD

As of December 31, 2018 and 2017, the Company allocated total of 61,122,210 and 59,523,000 grams of Au9999 gold in its inventories with carrying value of approximately $2,078.5 million and $2,131.6 million as investments in gold for obtaining various loans from banks and financial institutions. (See Note 5)

As of December 31, 2018 and 2017, the Company pledged a total of 2,655 and 10,225 kilograms of gold, respectively, as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of RMB 500 million and RMB 2 billion loan from Evergrowing Bank Huanshan Road Branch, respectively. (See Note 7)

As of December 31, 2018, the Company pledged 523 kilograms of gold as collateral for obtaining total amount of RMB 100 million loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 7)

As of December 31, 2018, the total of 19,629 kilograms of Au9999 gold with fair market value of approximately $700.2 million was pledged for long-term bank loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 44,671.21 kilograms of Au9999 gold with fair market value of approximately $1,593.6 million was classified as current assets as of December 31, 2018.

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

For the year ended December 31, 2018, the fair market value of investments in gold increased by approximately $106.9 million, which resulted in net unrealized gain of approximately $81.0 million, net of tax for the year ended December 31, 2018. The Company recorded the change in unrealized gain as other comprehensive income, net of tax.

NOTE 7 – RELATED PARTIES LOANS

(a)	Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $145.4 million (RMB 1 billion). The loan had one-year term from January 12, 2017 to January 10, 2018 and bore fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $182.7 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $145.4 million (RMB 1 billion). The loan had one-year term from February 20, 2017 to February 20, 2018 bore fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $163.6 million (RMB 1.1 billion) as collateral.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTIES LOANS (continued)

The Company repaid $226.7 million (RMB 1.5 billion) loans to Kangbo upon maturity in January 2018 and February 2018. 7,870 kilograms of pledged gold in Evergrowing Bank - Yantai Huanshan Road Branch were released to the Company accordingly with 2,355 kilograms are still pledged as guarantee. For the remaining $72.7 million (RMB 500 million) loan that matured on March 2, 2018, the Company entered into a loan extension agreement with Kangbo to extend the loan borrowing period for additional seven months until October 2, 2018 with additional 300 kilograms of gold pledged as collateral. Upon the maturity of the loan, the Company entered into a supplemental agreement with the related party Kangbo to extend the term of the loan for 12 months, the 2,655 kilograms of Au9999 gold with carrying value of approximately $91.3 million (RMB 627.3 million) will still be pledged in Yantai Huanshan Road Branch of Evergrowing Bank for Kangbo to obtain the loan.

Total interest expenses for above related party loans were approximately $5.4 million and $12.9 million, respectively for the years ended December 31, 2018 and 2017.

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

In January 2018, the Company signed an agreement and borrowed additional $305.3 million (RMB 2.1 billion) non-interest bearing loan from Wuhan Kingold Industrial Group as working capital with 5 year maturity to January 2023.

During the year ended December 31, 2018, the Company repaid loans totaling $561.7 million (RMB 3.7 billion) and obtained loans totaling $545.9 million (RMB 3.6 billion).

On November 30, 2018, Wuhan Kingold Industrial Group signed an agreement with the CEO and Chairman of the Company to transfer the credit right for its loan to the Company of approximately $143.9 million (RMB 1 billion). As the result, the CEO and Chairman of the Company resume the credit right. The CEO and Chairman subsequently transferred this credit right to paid-in capital through a share restructuring on November 31, 2018. (See Note 8)

As of December 31, 2018, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $362.9 million (RMB 2.5 billion). The Company classified these loans as non-current liabilities. As of December 31, 2017, the aggregate borrowing amount from Wuhan Kingold Industrial Group was approximately $553.3 million (RMB 3.6 billion).

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTIES LOANS (continued)

(c)	Loans payable to Wuhan Huayuan Technology Development Limited

On June 8, 2017, Wuhan Kingold signed a loan agreement with Wuhan Huayuan Technology Development Limited (“Wuhan Huayuan”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of $14.5 million (RMB 100 million). The purpose for the loans is for working capital and purchasing gold. The loan has four years term from June 8, 2017 to June 8, 2021, and bears fixed interest of 7%. The Company also pledged 523 kilograms of Au9999 gold with carrying value of approximately $19.1 million (RMB 124.4 million) as collateral to secure this loan.

During the year ended December 31, 2018, the Company repaid $3.4 million (RMB 22.6 million), results in the outstanding balance of $10.5 million (RMB 72.0 million) as of December 31, 2018. During the year ended December 31, 2017, the Company repaid approximately $3.4 million (RMB 22.6 million), results in the outstanding balance of $10.5 million (RMB 72 million) as of December 31, 2017.

Interest expense of $1,017,045 and $574,228 was recorded for this loan for the years ended December 31, 2018 and 2017, respectively.

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2018 and 2017, the Company received working capital proceeds from the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and payable on demand with no interest. As of December 31, 2018 and 2017, the amount due to this related party were $3,941,846 and $2,630,301, respectively.

On November 30, 2018, Wuhan Kingold Industrial Group signed an agreement with the CEO and Chairman of the Company to transfer the credit right for its loan to the Company of approximately $143.9 million (RMB 1 billion). As the result, the CEO and Chairman of the Company resume the credit right. The CEO and Chairman subsequently transferred this credit right to paid-in capital through a share restructuring on November 31, 2018. (See Note 7(b)). As a result, the Company recorded this transaction by increasing the additional paid-in capital as of December 31, 2018.

In connection with the Company’s borrowings of approximately $42.2 (RMB 290 million) loans from China Construction Bank (Note 5), related party Wuhan Huayuan pledged fixed assets buildings as collaterals to secure these loans.

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $87,058 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. The lease agreement was further amended on September 1, 2018, pursuant to which the store space was no longer leased.

For the years ended December 31, 2018 and 2017, the Company recorded $202,167 and $211,692 rent expense, respectively. As of December 31, 2018 and 2017, the Company had lease payables to Wuhan Huayuan of $443,992 and $263,740, respectively, which were included in other payables and accrued expenses.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through December 31, 2018. The Company has utilized approximately $6.2 million of net operating loss carry forward to offset the one-time transition tax for the year ended December 31, 2017 and the tax benefit derived from the utilization of this net operating loss was approximately $2.2 million.

Dragon Lead is incorporated in the BVI, and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the years ended December 31, 2018 and 2017. The Company recorded deferred income tax liabilities of $24,218,911 and deferred income tax assets of $6,677,675 as of December 31, 2018 and 2017, respectively.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

For the years ended December 31, 2018, the Company recognized a transition tax of approximately $10.8 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.9 million for the interest and penalty due on the late payment of the one-time transition tax.

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
United States	$(1,645,957)	$(1,331,862)
Foreign	82,929,004	36,699,373
	$81,283,047	$35,367,511

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)

Significant components of the income tax provision were as follows for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
Current tax provision
Federal	$10,784,973	$-
State	-	-
Foreign	16,187,186	17,678,757
	$26,972,159	$17,678,757

Deferred tax provision (benefit)
Federal	-	-
State	-	-
Foreign	4,764,174	(8,503,898)
	4,764,174	(8,503,898)
Income tax provision	$31,736,333	$9,174,859

The components of deferred tax assets and deferred tax liability as of December 31, 2018 and 2017 consist of the following:

	As of December 31,
	2018	2017
Deferred tax assets:
Accrued interest	$557,941	$1,824,171
Inventory Valuation	(680,780)	4,545,708
Accrued expenses	(966,667)	330,663
Deferred financing costs on loans	3,646,606	741,008
Other temporary difference	(47,321)	56,062
	$2,509,779	$7,497,612

Deferred financing costs on the loans	-	-
Deferred tax liability from capitalized interest	-	-
Unrealized gain due to change in fair value of investments in gold	(26,728,690)	(819,937)
Deferred tax assets (liability) - Net	$(24,218,911)	$6,677,675

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
US statutory rate	21.0%	34.0%
Foreign income and loss not recognized in the U.S.	(21.0)%	(34.0)%
One-time transition tax	13.3%
China income tax	25%	25.0%
Miscellanies and non-deductible expense	0.7%	0.9%
Effective tax rate	39.0%	25.9%

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EARNINGS PER SHARE

For the year ended December 31, 2018, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the year ended December 31, 2018. As a result, total of 79,035 unexercised warrants and options are dilutive, and were included in the computation of diluted EPS.

For the year ended December 31, 2017, the effect of potential shares of common stock was dilutive since the exercise prices for the warrant and options were lower than the average market price for the year ended December 31, 2017. As a result, total of 421,548 unexercised warrants and options are dilutive, and were included in the computation of diluted EPS.

The following table presents a reconciliation of basic and diluted net income per share:

	For the years ended December 31,
	2018	2017
Net income attributable to common stockholders	$49,546,714	$26,192,652
Weighted average number of common shares outstanding - Basic Effect of dilutive securities	66,113,502	66,050,498
Unexercised warrants and options	79,035	421,548
Weighted average number of common shares outstanding – diluted	66,192,537	66,472,046

Earnings per share - Basic	$0.75	$0.40
Earnings per share – Diluted	$0.75	$0.39

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - OPTIONS

The Company recorded $21,456 and $33,014 stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had 3,214,636 outstanding vested stock options with a weighted average remaining term over 2.75 years and 5,364 unvested stock options with a weighted average remaining term over 6 years. Unamortized stock-based compensation expense was $3,576 and $25,032 as of December 31, 2018 and 2017, respectively. The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2016	3,220,000	$1.90	4.76
Exercisable, December 31, 2016	3,152,500	$1.92	4.70

Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-

Outstanding, December 31, 2017	3,220,000	$1.90	3.76
Exercisable, December 31, 2017	3,191,875	$1.91	3.73

Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-

Outstanding, December 31, 2018	3,220,000	$1.90	2.76
Exercisable, December 31, 2018	3,214,636	$1.90	2.75

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - WARRANTS

Following is a summary of the status of warrant activities as of December 31, 2018 and 2017:

	Number of	Weighted Average	Weighted average
	warrants	Exercise Price	Remaining Life in Years
Outstanding, December 31, 2016	244,635	$1.38	0.52
Granted	-	-	-
Forfeited	(150,000)	-	-
Exercised	(94,635)	-	-
Outstanding, December 31, 2017	-	$-	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2018	-	$-	-

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

For the years ended December 31, 2018 and 2017, there were no warrants costs recorded in the general administrative expenses of the Company, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts were $12,749,593 and $17,632,270 as of December 31, 2018 and 2017, respectively. The cash balance held in the BVI bank accounts were $Nil as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company held $22,953 and $266,012 of cash balances within the United States,

For the years ended December 31, 2018 and 2017, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the years was gold, which accounted for almost 100% of its total purchases for the years ended December 31, 2018 and 2017. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

During the years ended December 31, 2018 and 2017, approximately 23.9% and 23.3% of the Company’s net sales were generated from the Company’s five largest customers, respectively. No customer accounted for more than 10% of annual sales for the years ended December 31, 2018 and 2017.

NOTE 14 - GOLD LEASE TRANSACTION

a)	Gold lease transactions with related party

On January 3, 2017, Wuhan Kingold entered into a gold lease agreement with Shuntianyi to lease a total of 4,000 kilograms of Au9999 gold in aggregate with carrying value of approximately $131.1 million for a period from January 3, 2017 to February 28, 2017. The leased gold was fully returned by the Company to Shuntianyi on February 28, 2017.

As of December 31, 2018 and 2017, the Company had no leased gold outstanding from any related party, respectively.

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

As of December 31, 2018 and 2017, no leased gold was outstanding and no restricted cash was pledged as collateral to safeguard any gold leases from financial institutions.

Interest expense for all gold lease arrangements for the year ended December 31, 2018 was $Nil. Interest expense for all gold lease arrangements for the year ended December 31, 2017 was approximately $0.1 million, which was included in the cost of sales.

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Gold Income Rights Repurchase Commitment

In connection with the Company’s borrowings of approximately $145.4 million (RMB 1 billion) from Dongguan Trust (Note 5), the Company and Dongguan Trust entered into a gold income rights transfer and repurchase agreement. The Agreement allows the Company to obtain no more than approximately $145.4 million (RMB 1 billion) to exchange the income earning rights of the Company. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 11% over a term of 18 months. The Company determined that this agreement is essentially a loan agreement due to the nature of this transaction. This loan is secured by 4,974 kilograms of Au9999 gold in aggregate with carrying value of approximately $166.0 million (RMB 1,140 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity.

Operating Leases

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, respectively, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $87,058 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. The lease agreement was further amended on September 1, 2018, pursuant to which the store space was no longer leased.

For the years ended December 31, 2018 and 2017, the Company recorded $202,167 and $211,692 rent expense, respectively. As of December 31, 2018 and 2017, the Company had lease payables to Wuhan Huayuan of $443,992 and $263,740, respectively, which were included in other payables and accrued expenses.

For the Twelve Months Ending December 31,
2019	$87,058
2020	87,058
2021	87,058
2022	43,529
$304,703

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Our following table summarizes the quarterly results of operations for the years ended December 31, 2018 and 2017:

	Fiscal Quarterly
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	(in millions, expect per share data)
2018
Net sales	$539.5	$678.8	$626.2	$631.2
Income from operations	61.6	61.1	58.6	70.8
Net income	13.2	13.6	13.2	9.5
Earnings per share
Earnings per share - basic	$0.20	$0.21	$0.20	$0.14
Earnings per share – dilute	$0.20	$0.20	$0.20	$0.15

2017
Net sales	$292.3	$475.9	$584.5	$675.0
Income from operations	13.2	44.6	74.7	53.5
Net income (loss)	(21.3)	8.0	29.0	10.5
Earnings per share
Earnings per share - basic	$(0.32)	$0.12	$0.44	$0.16
Earnings per share – dilute	$(0.32)	$0.12	$0.44	$0.15

NOTE 17 – COMPARATIVE INFORMATION

The Company adopted ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash” on January 1, 2018. As a result, the Company retroactively applied the new standard on the condensed consolidated statement of cash flows for the year ended December 31, 2018 to conform to the current period presentation.

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated statement of balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statement of cash flows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Cash	$233,391	$4,997,125
Restricted cash - current	4,798,185	5,534,551
Restricted cash - non current	7,766,372	7,392,721
Total cash and restricted cash	$12,797,948	$17,924,397

KINGOLD JEWELRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENTS

December 21, 2018, the Company entered into a Trust Loan Contract in the amount of no more than approximately $145.4 million (RMB 1.0 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 11%. The loan is secured by 5,225.7 kilograms of Au9999 gold in aggregate. For the total raw material gold pledged, 2,971.21 kilograms were from the Company with carrying value of approximately $120.2 million (RMB 826.4 million) and the rest 2,254.49 kilograms were from one related party Wuhan Kingold Group controlled by the CEO and Chairman with carrying value of approximately $91.2 million (RMB 627.1 million). The loan is also guaranteed by the CEO and Chairman of the Company. The loan installments were released to the Company from January 15 to January 21, 2019.

January 18, 2019, the Company entered into a Trust Loan Contract in the amount of approximately $43.6 million (RMB 300 million) with Northern International Trust Co., Ltd. (“Northern International Trust”). The purpose of the trust loan is to purchase raw material gold. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 24 months. The Trust Loan bears interest at a fixed annual rate of 10%. The loan is secured by 1,524 kilograms of Au9999 gold in aggregate with carrying value of approximately $62.7 million (RMB 431.4 million). The loan is also guaranteed by the Wuhan Kingold Group, the entity controlled by CEO and Chairman of the Company.

In January 2019, the Company entered into a Trust Loan Contract in the amount of approximately $45.1 million (RMB 310 million) with Sichuan Trust. The purpose of the trust loan is to purchase raw material gold. The loan period is 12 months from receiving of principal amount. The Trust Loan bears interest at a fixed annual rate of 10.7615%. The loan is secured by 1,647 kilograms of Au9999 gold in aggregate with carrying value of approximately $68.0 million (RMB 468.0 million). The loan is also guaranteed by the CEO and Chairman of the Company.

In March 2019, the Company entered into a gold income rights transfer and repurchase agreement (the “Agreement”) with Tianjin Trust. The Agreement allows the Company to obtain up to approximately $145.4 million (RMB 1 billion) to exchange the income earning rights derived from its gold. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 12% over the term. The Company determined that this Agreement is essentially a loan agreement due to the nature of this transaction. As of the report date, the Company has pleaded 2,822 kilograms of Au9999 gold in aggregate with carrying value of approximately $116.3 million (RMB 800 million) to secure the loan. The loan is also guaranteed by the CEO and Chairman of the Company. As of the report date, the loan has not been released from Tianjin Trust.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS (IN U.S. DOLLARS)

(Unaudited)

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS

Cash	$22,953	$266,011
Other current assets and prepaid expenses	500	500
Total current assets	23,453	266,511
OTHER ASSETS
Investment in subsidiary	650,129,007	390,065,876
Total other assets	650,129,007	390,065,876
TOTAL ASSETS	$650,152,460	$390,332,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Other payables and accrued expenses	$156,786	$100,000
Income tax payable	11,660,927	-
Total current liabilities	11,817,713	100,000
TOTAL LIABILITIES	11,817,713	100,000

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of December 31, 2018 and 2017	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 shares issued and outstanding as of December 31, 2018 and 2017	66,113	66,113
Additional paid-in capital	224,292,907	80,377,449
Retained earnings
Unappropriated	353,213,325	303,666,611
Appropriated	967,543	967,543
Accumulated other comprehensive income	59,794,859	5,154,671
Total Equity	638,334,747	390,232,387
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$650,152,460	$390,332,387

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. DOLLARS)

(Unaudited)

	For the years ended December 31,
	2018	2017
OPERATING EXPENSES
Selling, general and administrative expenses	$(2,500,455)	$(1,297,888)
Stock compensation expenses	(21,456)	(33,014)
Total operating expenses	(2,521,911)	(1,330,902)
EQUITY INCOME OF SUBSIDIARY	52,068,625	27,523,554
NET INCOME	49,546,714	26,192,652

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain related to investments in gold	81,006,008	58,650,446
Total foreign currency translation gain (loss)	(26,365,802)	22,752,426
Total Other comprehensive gain	54,640,188	81,402,872

COMPREHENSIVE INCOME	$104,186,902	$107,595,524

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS (IN U.S. DOLLARS)

(Unaudited)

	For the years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,546,714	$26,192,652
Adjusted to reconcile net income to cash used in operating activities:
Income from subsidiary	(61,528,941)	(26,123,585)
Share based compensation for services	21,456	33,014
Warrants and shares issued for consulting services	-	-
Changes in operating assets and liabilities:
Other payables and accrued expenses	56,786	(117,087)
Income tax payable	11,660,927
Net cash used in operating activities	(243,058)	(15,006)

NET DECREASE IN CASH	(243,058)	(15,006)
CASH, BEGINNING OF YEAR	266,011	281,017
CASH, END OF YEAR	$22,953	$266,011
NON-CASH INVESTING AND FINANCING ACTIVITIES

Forgiveness of debt by shareholder allocated to capital contribution	$143,894,002	$-

The accompanying notes are an integral part of Schedule 1.

KINGOLD JEWELRY, INC.
NOTES TO SCHEDULE 1

1.	Basis of presentation

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

3.	Commitments

The Company did not have any significant commitments or long-term obligations as at December 31, 2018 and 2017.

4.	Options

The Company recorded $21,456 and $33,014 stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had 3,214,636 outstanding vested stock options with a weighted average remaining term over 2.75 years and 5,364 unvested stock options with a weighted average remaining term over 6 years. Unamortized stock-based compensation expense was $3,576 and $25,032 as of December 31, 2018 and 2017, respectively.

5.	Warrants

For the years ended December 31, 2018 and 2017, there were no warrants costs recorded in the general administrative expenses of the Company, respectively.

6.	Additional paid-in capital

On November 30, 2018, Wuhan Kingold Industrial Group signed an agreement with the CEO and Chairman of the Company to transfer the credit right for its loan to the Company of approximately $143.9 million (RMB 1 billion). As the result, the CEO and Chairman of the Company resume the credit right. The CEO and Chairman subsequently transferred this credit right to paid-in capital through a share restructuring on November 31, 2018. As a result, the Company recorded this transaction by increasing the additional paid-in capital as of December 31, 2018.

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

In order to remedy our ineffective disclosure controls and procedures, we intend to implement further new processes and procedures to clarify internal reporting channels to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We plan to devote significant remediation efforts toward enhancing disclosure controls and procedures and implement remediation steps by forming a compliance committee within the organization. The committee will be headed by a Chief Risk Officer, a newly created position, and will be responsible for considering the materiality of information and determining disclosure obligations on a timely basis, in addition to other aspects of the Company’s legal and regulatory compliance.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis.

Based on the assessment, management determined that, as of December 31, 2018, we did not maintain effective internal control over financial reporting due to the existence of the following significant deficiencies and material weaknesses:

•	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

•	Lack of proper accounting and recording of the investments in gold, loans payable to banks, financial institutions and related parties, deferred financing costs and interest expense and deferred tax assets or liabilities and toll tax, which led to material audit adjustments been proposed by the auditors and recorded by the Company for fiscal year 2018;

•	Certain prior years identified material weaknesses and significant control deficiencies have been carried over from prior years and have not been remediated in 2018;

•	Lack of full-time qualified U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of communications between management, chief executive officers and the Board of Directors relating to the approval of recapitalization through debt conversion into equity, obtaining loans from banks, other financial institutions, related parties and providing guarantees to related parties and third parties;

•	Lack of a functional internal audit department that monitors the consistencies of the preventive internal control procedures;

•	Lack of resources and someone with competency to review non-routine or complex accounting transactions, including the assessment of the impact of the toll tax accrual on the Company's financial statements;

•	Lack of management review of internal control over financial reporting and proper review of the financial information on a timely basis, which could increase the risks of financial statement misstatement.

In order to remedy the material weakness of inadequate controls over cash management, our Board adopted resolutions requiring management to seek Board approval prior to entering into any transactions including gold leases and loans with a value in excess of $250,000. Notwithstanding this requirement, our Board determined in the course of preparing this annual report that management did not consistently seek Board approval prior to causing Wuhan Kingold to enter into a number of transactions covered by these resolutions. In addition to failing to approve such transactions as anticipated, this absence of prior approval resulted in our failure to disclose such transactions at the time they occurred. Further, we intend to explore implementing additional policies and procedures, which may include:

•	Reporting other material and non-routine transactions to the Board and obtain proper approval,

•	Recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

•	Improving the communication between management, board of directors and chief financial officer.

•	Improving the internal audit function, internal control policies and monitoring controls.

•	Holding monthly board meeting with management - management reports to the board of directors of significant events such as loans renewals, related parties' transactions, new loans obtained from related and third parties, gold inventories and gold investment (pledged gold) movements and guarantees to related parties and third parties loans.

•	Developing and conducting internal control training to senior executives, management personnel, finance and accounting departments and the information process office, so that management and key personnel understand the requirements and elements of internal control over financial reporting mandated by the U.S. securities laws.

•	Holding financial controller accountable for any omitted or misleading transactions not reported to the board of directors and the independent auditors.

Changes in Internal Control over Financial Reporting

Except for the actions taken to remedy the material weaknesses described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions, as we experienced in 2018, some of the procedures we intended to implement from 2016 were not carried out during 2018.

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

Name	Age	Position
Zhihong Jia	57	Chief Executive Officer and Chairman of the Board
Bin Liu	48	Chief Financial Officer and Secretary
Jun Wang	45	General Manager and Director
Guang Chen	40	Independent Director
Alice Io Wai Wu	47	Independent Director
Zhiyong Xia	50	Independent Director

ZHIHONG JIA

Mr. Jia has served as our chief executive officer and chairman of our Board since the consummation of our December 2009 reverse acquisition transaction. Mr. Jia also co-founded Wuhan Kingold, our contractually controlled affiliate and has served as its chief executive officer and chairman since its establishment in 2002. Mr. Jia has also served vice president of the Gems and Jewelry Trade Association of China since November 2005. Mr. Jia served in the rear supply service department of the People’s Liberation Army in Guangzhou and Wuhan, and was responsible for managing gold mines owned by the government. Mr. Jia graduated from Wuhan University in 2004 with a graduate EMBA certificate. Mr. Jia was elected to the Board due to his extensive operational and industry experience, as well as his committed service to the company as our chairman and chief executive officer, along with his knowledge of and deep genuine interest in our company and the industry.

BIN LIU

Mr. Liu has served as our chief financial officer since April 2010. Mr. Liu has more than 20 years of experience in the financial markets and in bridging business between the US and China. From July 2004 through March 2010, Mr. Liu served as a vice president of Citigroup’s Financial Institution Cards business where he had full financial responsibility of a $2 billion business. He has also played critical roles in the development of Citigroup’s franchise development in the US. From 1993 through 2002, Mr. Liu worked for the China’s Ministry of Commerce (MOFCOM), promoting bilateral business and investment between the US and China. Mr. Liu graduated from Shanghai Institute of Foreign Trade with a bachelor’s degree in International Business in 1993 and graduated from the Kellogg School at Northwestern University with a Master of Business Administration in 2004.

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

ALICE IO WAI WU

Ms. Wu has been providing accounting, consulting and advisory services to public and private companies since September 2011 through her company Wu & Company, Inc. Ms. Wu was an independent director of Yulong Eco-materials Limited, a company listed on Nasdaq, from the period from July 2015 until February 2017. From February 2015 to December 2015, she was the chief financial officer of The Future Education Group Inc., a Chinese company providing online and mobile education platforms and contents. Ms. Wu also has had extensive experience auditing the financial statements and internal controls of public and private companies, including as a partner at Anton & Chia, LLP from August 2013 to May 2014, a partner at Cacciamatta Accounting Corporation from January 2009 to July 2013, and as an audit manager of Moore Stephens Wurth Frazer and Torbet, LLP from January 2005 to May 2008. Ms. Wu graduated from California State University, Fullerton, with a bachelor’s degree in business administration with accounting concentration.

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

Board of Directors

All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. At the Annual Meeting of Shareholders held on December 15, 2018, the above-mentioned directors were elected to the Board. Our board of directors normally hold meetings on a quarterly basis.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis relates to compensation paid to our executive officers (“NEO”) named in the Summary Compensation Table for fiscal 2018.

The Company’s NEOs for Fiscal 2018 were as follows:

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

Base Salary

The compensation to the NEOs contained base salary only for 2016, 2017 and 2018, subject to the provisions of the employment agreements that we entered into.

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

Summary Compensation Table

The following table sets forth information concerning cash or non-cash compensation paid to our named executive officers for 2018, 2017 and 2016, respectively. The compensation to our NEOs contained base salary only for 2018, 2017 and 2016.

Name and Position	Year	Salary		Bonus	Stock Awards	Option Awards	All other compensation	Total
Zhihong Jia	2018	$175,000	(1)	$—	$—	$—	$—	$175,000
Chief Executive	2017	$175,000	(1)	$—	$—	$—	$—	$175,000
Officer	2016	$175,000	(1)	$—	$—	$—	$—	$175,000

Bin Liu	2018	$135,000		$—	$—	$—	$—	$135,000
Chief Financial	2017	$135,000		$—	$—	$—	$—	$135,000
Officer	2016	$135,000		$—	$—	$—	$—	$135,000

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

Outstanding Equity Awards at 2018 Fiscal Year End

The following table includes certain information with respect to all equity awards that remain outstanding as of December 31, 2018 for our named executive officers.

Name	Options Granted Year	Total Number of Securities Underlying Options Granted		Option Exercise Price ($)	Option Start Date	Option Expiration Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable

Zhihong Jia	2011	360,000	(1)	2.59	3/24/2011	3/23/2021	360,000	-
	2012	300,000	(4)	1.22	1/9/2012	1/9/2022	300,000
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-
	2015	-		-	-	-	-	-
	2016	-		-	-	-	-	-
	2017	-		-	-	-	-	-
	2018	-		-	-	-	-	-

Bin Liu								-
	2011	120,000	(1)	2.59	3/24/2011	3/23/2021	120,000	-
	2011	120,000	(2)	2.27	4/1/2011	4/1/2021	120,000	-
	2012	120,000	(3)	1.49	4/1/2012	4/1/2022	120,000	-
	2012	110,000	(4)	1.22	1/9/2012	1/9/2022	110,000
	2013	-		-	-	-	-	-
	2014	-		-	-	-	-	-
	2015	-		-	-	-	-	-
	2016	-		-	-	-	-	-
	2017	-		-	-	-	-	-
	2018	-		-	-	-	-	-

(1)	The option award was granted on March 24, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011. The options vested as follows: 25% of the options became exercisable on the first anniversary of March 24, 2011 and 6.25% of the options became exercisable on an ongoing basis in three month increments until the fourth anniversary of March 24, 2011.

(2)	The option award was granted on April 1, 2011, subject to stockholder approval of the stock option plan under which the option was granted, which was approved by stockholders on October 31, 2011. The options under the award vested as follows: 30,000 options vested every three months following April 1, 2011 until all options have vested.

(3)	The option award was granted on April 1, 2012. The options under the award vested as follows: 30,000 options vest every 3 months following April 1, 2012 until all options have vested.

(4)	The options under the award vested as follows: 25% of the options became exercisable on the first anniversary of January 9, 2012 and 6.25% of the options will become exercisable on an ongoing basis in three month increments until the fourth anniversary of January 9, 2012.

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

Director Compensation

The following table sets forth a summary of our directors’ compensation for fiscal year 2018 except for our employee directors. Mr. Zhihong Jia, our Chairman and Chief Executive Officer, did not receive any compensation for his board service beyond the compensation he received as the CEO of the Company. Mr. Jun Wang received his annual compensation of $22,355 for his service as our General Manager, while he did not receive any compensation for his board service.

Director Compensation — Fiscal Year 2018

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
	($)(1)	($)(2)	($)	($)

Guang Chen	17,884	-	-	17,884
Jun Wang	-	-	-	-
Alice Io Wai Wu	48,000	-	-	48,000
Zhiyong Xia	-	-	-	-

(1)	Represents the amounts of all fees earned or paid in cash for services as a director in 2018. Our director compensation program is described in more details below.

(2)	The amounts in this column were calculated based on the grant date fair value of stock options computed using the Black-Scholes model, in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in determining fair value using the Black-Scholes pricing model, see Note 12, ‘‘Options’’ to our audited consolidated financial statements included in this report.

Our directors (except Mr. Zhihong Jia whose option awards information is provided in the previous page) held the following outstanding option awards as of December 31, 2018:

Name	Outstanding Option Awards
Guang Chen	30,000
Jun Wang	-
Alice Io Wai Wu	-
Zhiyong Xia	-

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our capital stock as of April 1, 2019, by:

•	each shareholder or group of affiliated shareholders, who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 66,113,502 shares of our common stock outstanding as of April 1, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of April 1, 2019, or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 1, 2019, are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Kingold Jewelry, Inc., No. 8 Han Huang Road, Jiang’an District, Wuhan, Hubei Province, PRC 430023.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding stock option grants made to employees, directors and consultants as of December 31, 2018:

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

During the year ended December 31, 2018 and 2017, the Company received working capital from Mr. Zhihong Jia, the CEO and Chairman of the Company, to pay certain expenses to various service providers on behalf of the Company. Such proceeds are unsecured and payable on demand with no interest. As of December 31, 2018 and 2017, the amount due to this related party was $3,941,846 and $2,630,301, respectively.

For the years ended December 31, 2018 and 2017, Mr. Zhihong Jia, the CEO and Chairman of the Company, together with his wife provided their personal guarantees to various financial institutions to supports the Company’s loan.

In November 2018, Wuhan Kingold entered into an agreement with Mr. Zhihong Jia and Wuhan Kingold Industrial Group (“Wuhan Industrial”), a related party controlled by Mr. Jia, under which Wuhan Industrial transferred its right to the loan it lent to Wuhan Kingold of approximately $143.9 million (RMB 1 billion) to Mr. Jia, and Mr. Jia subsequently transferred his creditor’s right to Wuhan Kingold as additional capital contribution in exchange for the cancellation of Wuhan Kingold’s debt obligation to Mr. Jia.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for Services Rendered by Independent Registered Public Accounting Firm

The table set forth below lists the fees billed to the Company by Friedman LLP, or Friedman, our independent registered public accounting firm, for audit services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2018 and 2017, and fees billed for other services rendered by Friedman during these periods.

Description	2018	2017
Audit fees(1)	$425,000	$375,000
Audit related fees	-	-
Tax fees(2)	$-	$23,443
All other fees	-	-
Total	$425,000	$398,443

(1) Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements and registration statements.

(2) Comprised of services for tax compliance and tax inquiries from IRS.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(1) Financial Statements:

Financial statements are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

KINGOLD JEWELRY, INC.

Schedule II – Valuation and Qualifying Accounts

December 31, 2018 and 2017

	Balance at Beginning of Year	Addition Charged to Costs and Expenses	Other Additions (deductions)	Less Deductions	Balance at End of Year
For the year ended December 31, 2018
Valuation allowance for net operating loss from parent company	$6,151,702	$-	$(2,006,471)	$-	$4,145,231
Valuation allowance for investments in gold	$3,860,961	-	$81,006,008	$-	$84,866,969

For the year ended December 31, 2017
Valuation allowance for net operating loss from parent company	$5,698,869	$-	$452,833	$-	$6,151,702
Valuation allowance for investments in gold	$(54,789,485)	-	$58,650,446	$-	$3,860,961

(3) Exhibits

Exhibit No.	Description
2.1	Reverse Acquisition Agreement, dated September 29, 2009, by and between the Registrant, Baytree Capital Associates, LLC, Wuhan Vogue-Show Jewelry Co., Ltd., Dragon Lead Group Limited and the stockholders of Dragon (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on October 5, 2009).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.2	Amendment to Certificate of Incorporation of Registrant, dated September 29, 1995 (incorporated by reference to Exhibit 3.2 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.3	Amendment to Certificate of Incorporation of Registrant, dated October 12, 1995 (incorporated by reference to Exhibit 3.3 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.4	Amendment to Certificate of Incorporation of Registrant, dated January 21, 1999 (incorporated by reference to Exhibit 3.4 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
3.5	Amendment to Certificate of Incorporation of Registrant, dated April 7, 2000 (incorporated by reference to Exhibit 3.5 to our Registration Statement filed on Form SB-2/A with the Commission on April 12, 2000).
3.6	Amendment to Certificate of Incorporation of Registrant, dated December 18, 2009 (incorporated by reference to Exhibit 3.6 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.7	Amendment to Certificate of Incorporation of Registrant, dated June 8, 2010 (incorporated by reference to Exhibit 3.7 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
3.8	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to our Current Report filed on Form 8-K with the Commission on September 30, 2010).
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to our Registration Statement filed on Form SB-2 with the Commission on August 13, 1999).
10.1	Exclusive Management Consulting and Technical Support Agreement, dated June 30, 2009, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.6 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.2	Shareholders’ Voting Proxy Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.7 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.3	Purchase Option Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.8 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.4	Pledge of Equity Agreement, dated June 30, 2009, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.9 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
10.5	Amended and Restated Call Option Agreement, dated December 17, 2014, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.6	Amendment to Amended and Restated Call Option Agreement, dated March 26, 2016, by and among Zhihong Jia, Bin Zhao and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.7	Amendment 2 to Amended and Restated Call Option Agreement, dated March 28, 2016, by and between Zhihong Jia and Fok Wing Lam Winnie (whose Mandarin name is Huo Yong Lin) (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Commission on March 29, 2016).
10.8	Lease Agreement (English translation), dated February 1, 2015, by and between Wuhan Kingold and Vogue Show (incorporated by reference to Exhibit 10.6 to Annual Report filed on Form 10-K with the Commission on March 31, 2015).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to our Registration Statement filed on Form S-1 with the Commission on October 1, 2010).
10.10	Employment Agreement, dated November 18, 2010, between Registrant and Zhihong Jia (incorporated by reference to Exhibit 10.18 to our Registration Statement filed on Form S-1 with the Commission on November 18, 2010).**
10.11	Supplemental Agreement to Exclusive Management Consulting and Technical Support Agreement, dated October 20, 2011, by and between Vogue-Show and Wuhan Kingold (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).**

Exhibit No.	Description
10.12	Shareholders’ Voting Proxy Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.13	Purchase Option Agreement, dated October 20, 2011, by and between Vogue-Show, Registrant, and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.14	Pledge of Equity Agreement, dated October 20, 2011, by and between Vogue-Show and shareholders of Wuhan Kingold (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2011).
10.15	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 29, 2011).**
10.16	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.17	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K with the Commission on November 2, 2011).**
10.18	Executive Employment Agreement between Kingold Jewelry, Inc. and Bin Liu, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 5, 2013).**
10.19	Acquisition Agreement (English translation), dated October 23, 2013, among Wuhan Kingold Jewelry Company Limited, Wuhan Wansheng House Purchasing Limited and Wuhan Huayuan Science and Technology Development Limited Company (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on October 29, 2013).
10.20	English Translation of Labor Contract, by and between Wuhan Kingold Jewelry Co., Ltd. and Wang Jun effective as of May 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on May 5, 2014).**
10.21	Private Placement Agreement (English translation), dated July 21, 2014, between Wuhan Kingold Jewelry Co., Ltd., Shanghai Pudong Development Bank Co., Ltd and the other institutional investors named therein. (Incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.22	Underwriting Agreement (English translation), dated August 12, 2014, between Wuhan Kingold Jewelry Co., Ltd. and Shanghai Pudong Development Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on March 4, 2015).
10.23	Convertible Note Purchase Agreement dated April 2, 2015, between Kingold Jewelry, Inc. and Fidelidade — Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.24	Form of Registration Rights Agreement, between Kingold Jewelry, Inc. and Fidelidade — Companhia de Seguros, S.A. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on April 6, 2015).
10.25	Employment Agreement, dated October 18, 2016, between Kingold Jewelry, Inc. and Zhihong Jia (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Commission on March 15, 2018). **
10.26	Office Building Leasing Contract (English translation), dated June 27, 2016, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Technology Development Limited (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.27	Two Trust Loan Contracts (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Ltd (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.28	Trust Loan Contracts (English translation), dated September 7, 2016, between Wuhan Kingold Jewelry Company Limited and China Aviation Capital Investment Management (Shenzhen) (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed with the Commission on March 15, 2018).
10.29	Loan Contract (English translation), dated June 8, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Technology Development Limited (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K/A filed with the Commission on March 26, 2018).
10.30	Real Property Lease Agreement (English translation), dated July 1, 2017, between Wuhan Kingold Jewelry Company Limited and Wuhan Huayuan Technology Development Limited (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K/A filed with the Commission on March 26, 2018).

Exhibit No.	Description
10.31	Loan Contract (English translation), dated July 28, 2017, between Wuhan Kingold Jewelry Company Limited and Huarong International Trust Co. Ltd (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K/A filed with the Commission on March 26, 2018).
10.32	Trust Loan Contract (English translation), dated September 26, 2017, between Wuhan Kingold Jewelry Company Limited and Chang’An International Trust Co., Ltd (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K/A filed with the Commission on March 26, 2018).
10.33	Trust Loan Contract (English translation), dated December 1, 2017, between Wuhan Kingold Jewelry Company Limited and Zheshang Jinhui Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on December 15, 2017).
10.34	Trust Loan Contract (English translation), dated December 26, 2017, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 10, 2018).
10.35	Trust Loan Contract (English translation), dated January 2, 2018, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on January 10, 2018).
10.36	Loan Contract (English translation), dated January 2, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Kingold Industrial Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to our Quarterly Report filed on Form 10-Q with the Commission on May 10, 2018).
10.37	Loan Contract (English translation), dated February 28, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Kangbo Biotech Limited.*
10.38	Gold Income Rights Transfer and Repurchase Agreement (English translation), dated July 31, 2018, between Wuhan Kingold Jewelry Company Limited and Dongguan Trust Co., Ltd. (incorporated by reference to Exhibit 10.3 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.39	Trust Loan Contracts (English translation), dated September 5, 2018, between Wuhan Kingold Jewelry Company Limited and China Aviation Capital Investment Management (Shenzhen) (incorporated by reference to Exhibit 10.4 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.40	Trust Loan Contract Supplement No. 1 (English translation), dated September 7, 2018, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Ltd. (incorporated by reference to Exhibit 10.5 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.41	Trust Loan Contract Supplement No. 2 (English translation), dated September 7, 2018, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Ltd. (incorporated by reference to Exhibit 10.6 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.42	RMB Working Capital Loan Agreement (English translation), dated September 17, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Jiang’An Branch of China Construction Bank (incorporated by reference to Exhibit 10.7 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.43	Loan Contract (English translation), dated September 20, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Kangbo Biotech Limited (incorporated by reference to Exhibit 10.16 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).

Exhibit No.	Description
10.44	RMB Working Capital Loan Agreement (English translation), dated September 25, 2018, between Wuhan Kingold Jewelry Company Limited and Wuhan Jiang’An Branch of China Construction Bank (incorporated by reference to Exhibit 10.8 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.45	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.9 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.46	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.10 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.47	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.11 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.48	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.12 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.49	Summary English translation of Loan Extension Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huanshan Road Branch of Evergrowing Bank (incorporated by reference to Exhibit 10.13 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.50	Summary English translation of Collateral Pledge Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huangshan Road Branch of Evergrowing Bank for borrowings by Wuhan Kangbo Biotech Limited (incorporated by reference to Exhibit 10.14 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.51	Summary English translation of Collateral Pledge Agreement, dated September 28, 2018, between Wuhan Kingold Jewelry Company Limited and Yantai Huangshan Road Branch of Evergrowing Bank for borrowings by Wuhan Kangbo Biotech Limited (incorporated by reference to Exhibit 10.15 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.52	Trust Loan Contract (English translation), dated October 10, 2018, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd (incorporated by reference to Exhibit 10.17 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
10.53	Operating Income Rights Transfer and Repurchase Agreement (English translation), dated November 21, 2018, between Wuhan Kingold Jewelry Company Limited and Kunlun Trust Co., Ltd.*
10.54	Agreement (English translation), dated November 30, 2018, among Wuhan Kingold Jewelry Company Limited, Zhihong Jia and Wuhan Kingold Industrial Group Co., Ltd.*
10.55	Trust Loan Contract (English translation), dated December 21, 2018, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd.*
10.56	Trust Loan Contract (English translation), dated January 17, 2019, between Wuhan Kingold Jewelry Company Limited and North International Trust Co., Ltd.*
10.57	Trust Loan Contract (English translation), dated January 24, 2019, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Co., Ltd.*
10.58	Asset Income Rights Transfer and Repurchase Agreement (English translation), dated March 12, 2019, between Wuhan Kingold Jewelry Company Limited and Tianjin Trust Co., Ltd.*
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement filed on Form S-1 with the Commission on October 29, 2010).
21.1	List of Subsidiaries.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
99.1	Press release dated May 10, 2018, titled “Kingold Jewelry Reports Financial Results for the First Quarter 2018” (incorporated by reference to Exhibit 99.1 to our Quarterly Report filed on Form 10-Q with the Commission on May 10, 2018).
99.2	Press release dated August 9, 2018, titled “Kingold Jewelry Reports Financial Results for the Second Quarter and Six Months Ended June 30, 2018” (incorporated by reference to Exhibit 99.1 to our Quarterly Report filed on Form 10-Q with the Commission on August 9, 2018).
99.3	Press release dated November 14, 2018, titled “Kingold Jewelry Reports Financial Results for the Third Quarter and Nine Months Ended September 30, 2018” (incorporated by reference to Exhibit 99.1 to our Quarterly Report filed on Form 10-Q with the Commission on November 14, 2018).
99.4	Press release dated April 2, 2019, titled “Kingold Jewelry Reports Financial Results For The Fourth Quarter and Year Ended December 31, 2018.”*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith
**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2019

Kingold Jewelry, Inc.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Zhihong Jia	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 2, 2019
Zhihong Jia

/s/ Bin Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2019
Bin Liu

/s/ Jun Wang	Director	April 2, 2019
Jun Wang

/s/ Zhiyong Xia	Director	April 2, 2019
Zhiyong Xia

/s/ Guang Chen	Director	April 2, 2019
Guang Chen

/s/ Alice Io Wai Wu	Director	April 2, 2019
Alice Io Wai Wu

