Form 10-Q
period 2019-03-31
KINGOLD JEWELRY, INC.
filed 2019-05-15
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	KGJI	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 9, 2019, there were 66,113,502 shares of common stock outstanding, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Cash	$926,028	$233,391
Restricted cash	15,705,478	4,798,185
Accounts receivable	-	451,059
Inventories	163,848,955	127,034,673
Investments in gold	2,174,076,950	1,593,557,391
Value added tax recoverable	277,741,555	259,582,324
Prepaid expenses and other current assets	381,376	87,590
Total current assets	2,632,680,342	1,985,744,613

Property and equipment, net	5,104,757	5,395,330
Restricted cash	1,660,633	7,766,372
Investments in gold	232,428,147	700,225,896
Land use right	402,673	395,719
Other noncurrent assets	519,295	285,768
Total long-term assets	240,115,505	714,069,085
TOTAL ASSETS	$2,872,795,847	$2,699,813,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short term loans	$1,600,320,041	$1,034,947,774
Related party loan	74,494,554	72,699,779
Due to related party	4,164,872	3,976,742

Income tax payable	15,443,613	18,504,197
Other taxes payable	2,008,975	2,577,102
Accrued expenses and other payables	16,457,625	15,749,564
Total current liabilities	1,712,889,680	1,148,455,158

Deferred tax liabilities	12,809,830	24,218,911
Other long-term liability	163,887	-
Related party loans	348,912,801	373,327,862
Long term loans	166,063,261	515,477,020
TOTAL LIABILITIES	2,240,839,459	2,061,478,951

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 shares issued and outstanding as of March 31, 2019 and December 31, 2018	66,113	66,113
Additional paid-in capital	224,298,271	224,292,907
Retained earnings
Unappropriated	359,593,904	353,213,325
Appropriated	967,543	967,543
Accumulated other comprehensive income, net of tax	47,030,557	59,794,859
Total Shareholders’ Equity	631,956,388	638,334,747
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,872,795,847	$2,699,813,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2019	2018

NET SALES	$453,539,100	$539,524,055
COST OF SALES
Cost of sales	(397,991,894)	(474,965,584)
Depreciation	(245,740)	(317,665)
Total cost of sales	(398,237,634)	(475,283,249)
GROSS PROFIT	55,301,466	64,240,806
OPERATING EXPENSES
Selling, general and administrative expenses	2,618,192	2,477,788
Stock compensation expenses	5,364	5,364
Depreciation	82,941	108,829
Amortization, other	2,801	2,973
Lease expense	21,338	67,566
Total operating expenses	2,730,636	2,662,520

INCOME FROM OPERATIONS	52,570,830	61,578,286

OTHER INCOME (EXPENSES)
Interest Income	338,613	376,001
Interest expense, including amortization of financing costs of $2,322,964 and $2,255,066	(44,300,105)	(44,116,880)
Total other expenses, net	(43,961,492)	(43,740,879)
INCOME FROM OPERATIONS BEFORE TAXES	8,609,338	17,837,407
INCOME TAX PROVISION (BENEFIT)
Current	3,762,171	3,257,474
Deferred	(1,533,412)	1,345,009
Total income tax provision	2,228,759	4,602,483

NET INCOME (LOSS)	6,380,579	13,234,924

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss related to investments in gold, net of tax	$(29,416,040)	$(18,622,697)
Total foreign currency translation gain	16,651,738	13,819,701
Total Other comprehensive loss	$(12,764,302)	$(4,802,996)

COMPREHENSIVE INCOME (LOSS)	$(6,383,723)	$8,431,928
Earnings per share
Basic and diluted	$0.10	$0.20
Weighted average number of shares
Basic	66,113,502	66,113,502
Diluted	66,113,502	66,541,351

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,380,579	$13,234,924
Adjusted to reconcile net income to cash provided by (used in) operating activities:
Depreciation	484,271	426,494
Amortization of intangible assets	2,801	2,973
Share based compensation for services and warrants expense	5,364	5,364
Amortization of debt origination costs included in interest expense	2,322,964	2,255,066
Deferred tax provision (benefit)	(1,533,412)	1,345,009
Changes in operating assets and liabilities
Accounts receivable	459,688	786,072
Inventories	(89,285,287)	155,338,325
Prepaid expenses and other current assets	(515,299)	(608,086)
Value added tax recoverable	(11,687,064)	37,013,840
Accrued expenses and other payables	491,789	63,818
Income tax payable	(1,213,932)	2,020,558
Other taxes payable	(2,626,402)	(439,118)
Net cash provided by (used in) operating activities	(96,713,940)	211,445,239

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(62,800)	(375,289)
Net cash used in investing activities	(62,800)	(375,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans	238,565,607	-
Repayments of short term loans	(168,037,342)	(239,183,259)
Proceeds from long term loans	105,890,198	220,188,104
Repayments of related party loan – short term	-	(235,915,825)
Proceeds from related party loan – long term	10,076,313	335,000,472
Repayments of related party loan – long term	(43,525,506)	(290,176,465)
Payment of debt origination fees	(2,200,489)	-
Borrowings from related party	196,771	485,179
Net cash provided by (used in) financing activities	140,965,552	(209,601,794)

EFFECT OF EXCHANGE RATES ON CASH AND RESTRICTED CASH	(38,694,621)	(2,772,527)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	5,494,191	(1,304,371)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	12,797,948	17,924,397
CASH AND RESTRICTED CASH, END OF PERIOD	$18,292,139	$16,620,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$41,921,367	$43,192,416
Cash paid for income tax	$6,974,183	$1,236,915
NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold transferred to inventories	$176,670,960	$333,328,678
Inventories transferred to investments in gold	$271,682,171	$303,391,045
Unrealized loss on investments in gold	$(29,416,040)	$(18,622,697)
Right-of-use assets obtained in exchange for operating lease obligations	$226,472	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other comprehensive
	Par value		Par value		paid-in	retained	retained	Income
	Shares	Amount	Shares	Amount	capital	earnings	earnings	(deficit)	Total

Balance at December 31, 2017	-	$-	66,113,502	$66,113	$80,377,449	$303,666,611	$967,543	$5,154,671	$390,232,387

Options granted for services	-	-	-		5,364	-	-	-	5,364
Net income for the period	-	-	-	-	-	13,234,924	-	-	13,234,924
Unrealized loss related to investment in gold	-	-	-	-	-	-	-	(18,622,697)	(18,622,697)
Foreign currency translation gain	-	-	-	-	-	-	-	13,819,701	13,819,701

Balance at March 31, 2018	-	$-	66,113,502	$66,113	$80,382,813	$316,901,535	$967,543	$351,675	$398,669,679

Balance at December 31, 2018	-	$-	66,113,502	$66,113	$224,292,907	$353,213,325	$967,543	$59,794,859	$638,334,747

Options granted for services	-	-	-		5,364	-	-	-	5,364
Net income for the period	-	-	-	-	-	6,380,579	-	-	6,380,579
Unrealized loss related to investment in gold	-	-	-	-	-	-	-	(29,416,040)	(29,416,040)
Foreign currency translation gain	-	-	-	-	-	-	-	16,651,738	16,651,738
Balance at March 31, 2019	-	$-	66,113,502	$66,113	$224,298,271	$359,593,904	$967,543	$47,030,557	$631,956,388

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold” or “the Company”) was incorporated in the State of Delaware on September 5, 1995.

Dragon Lead Group Limited (“Dragon Lead”) was incorporated in the British Virgin Islands (“BVI”) on July 1, 2008 as a holding company and was 100% controlled by Kingold. Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”), which is principally engaged in design and manufacture of gold and platinum ornaments in the People’s Republic of China (“PRC”), was incorporated in the PRC as a wholly-owned foreign enterprise on February 16, 2009, and was 100% owned by Dragon Lead. Wuhan Vogue-Show’s business permit expired on February 16, 2019, and is now under renewal process, which is expected to be completed in due course. Wuhan Kingold Jewelry Co., Limited (“Wuhan Kingold”) was incorporated in the PRC on August 2, 2002 as a limited liability company. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares and its business activities are the same as those of Wuhan Vogue-Show. Wuhan Kingold’s business permit expires on July 1, 2052 and is renewable upon expiration.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2019  are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 2, 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, deferred income tax, and allowance for investments in gold. Actual results could differ from those estimates.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of March 31, 2019 and December 31, 2018, the Company had restricted cash (current and non-current) of $17,366,111 and $12,564,557, respectively. All restricted cash was related to the various loans with banks and financial institutions – see Note 5 – Loans.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. As of March 31, 2019 and December 31, 2018, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost and net realizable value, and cost is calculated on the weighted average basis. As of March 31, 2019 and December 31, 2018 there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of March 31, 2019 and December 31, 2018.

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

The carrying value of accounts receivable, prepaid expenses and other current assets, short-term loans, Accrued expenses and other payables approximate their fair values because of the short-term nature of these instruments. The Company determined that the carrying value of the long term loans approximated their fair value by comparing the stated loan interest rate to the rate charged by similar financial institutions. The Company uses quoted prices in active markets to measure the fair value of investments in gold.

 KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Gold

The Company pledged its own gold inventory to meet the requirements of bank loans. The pledged gold will be available for sale upon the repayment of the bank loans. The Company classified these pledged gold as investments in gold, and carried at fair market value, with the unrealized gains and losses, included in the determination of comprehensive income (loss) and reported in equity. The fair market value of the investments in gold is determined by quoted market prices at Shanghai Gold Exchange, which is considered as the principal market.

Leases

The Company adopted ASU 2016-02, “Leases” on January 1, 2019 and used the alternative transition approach which permits the effects of adoption to be applied at the effective date. The new standard provides a number of optional practical expedients in transition. The Company elected the 'package of practical expedients', which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease exemption and combining the lease and non-lease components practical expedients. The most significant impact upon adoption relates to the recognition of new Right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for office space operating leases. Upon adoption, the Company recognized additional operating liabilities of approximately $0.2 million, with corresponding ROU assets of the same amount based on the present value of the remaining rental payments under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard.

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

Revenue by category

Revenue by major product line was as follows for the three months ended March 31, 2019 and 2018:

	For three months ended March 31,
	2019	2018
Branded production sales	$442,387,189	$528,320,603
Customized production sales	11,127,762	11,087,930
Other	24,149	115,522
Total revenue	$453,539,100	$539,524,055

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at March 31, 2019 and December 31, 2018.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2016 and after. As of March 31, 2019, the tax years ended December 31, 2013 through December 31, 2018 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	March 31, 2019		March 31, 2018		December 31, 2018
Balance sheet items, except for equity, as of the period ended	US$	1=RMB 6.7119	US$	1=RMB 6.2807	US$	1=RMB 6.8776
Amounts included in the statements of operations and cash flows for the periods presented	US$	1=RMB 6.7485	US$	1=RMB 6.3582	US$	1=RMB 6.6163

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The unrealized gain or loss resulting from the change of the fair market value from the gold investments and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income (loss).

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

Debt Issuance Origination Costs

Debt issuance cost related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Amortization of debt origination costs is calculated using the effective interest method and is included as a component of interest expense.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories as of March 31, 2019 and December 31, 2018 consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Raw materials (A)	$53,960,649	$-
Work-in-progress (B)	70,719,294	87,160,453
Finished goods (C)	39,169,012	39,874,220
Total inventories	$163,848,955	$127,034,673

(A)	Included 1,536,517 grams of Au9999 gold as of March 31, 2019 and Nil Au9999 gold as of December 31, 2018.

(B)	Included 2,020,811 grams of Au9999 gold as of March 31, 2019 and 2,570,232 grams of Au9999 gold as of December 31, 2018.

(C)	Included 1,111,725 grams of Au9999 gold as of March 31, 2019 and 1,168,892 grams of Au9999 gold as of December 31, 2018.

No lower of cost or net realizable value adjustment was recorded at March 31, 2019 and December 31, 2018, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Buildings	$2,341,619	$2,285,204
Plant and machinery	18,141,043	17,703,975
Motor vehicles	246,445	240,507
Office and electric equipment	1,395,355	1,454,794
Leasehold improvements	1,504,919	1,466,654
Subtotal	23,629,381	23,151,134
Less: accumulated depreciation	(18,524,624)	(17,755,804)
Property and equipment, net	$5,104,757	$5,395,330

Depreciation and amortization expenses for the three months ended March 31, 2019 and 2018 was $484,271 and $426,494, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS

Short term loans consist of the following:

		As of
		March 31, 2019	December 31, 2018
		(Unaudited)
(a)	Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	74,494,554	72,699,779
(b)	Loans payable to Sichuan Trust - gross amount	223,483,663	145,399,558
	Loans payable to Sichuan Trust - deferred financing cost	(1,745,061)	-
(c)	Loans payable to Zheshang Jinhui Trust - gross amount	22,437,760	62,725,369
	Loans payable to Zheshang Jinhui Trust - deferred financing cost	-	(18,547)
(d)	Loan payable to China Aviation Trust - gross amount	43,206,842	45,073,863
	Loan payable to China Aviation Trust - deferred financing cost	(799,327)	(44,456)
(e)	Loans payable to National Trust - gross amount	-	50,889,845
	Loans payable to National Trust - deferred financing cost	-	(30,023)
(f)	Loans payable to Anxin Trust	334,927,517	354,774,921
(g)	Loans payable to China Construction Bank	43,206,842	42,165,871
(h)	Loans payable to Minsheng Trust	506,562,972	145,399,560
	Loans payable to Minsheng Trust- deferred financing cost	(3,021,994)	-
(i)	Loans payable to Dongguan Trust	148,989,108	-
(i)	Loans payable to Dongguan Trust-deferred financing cost	(1,276,341)	-
(j)	Loans payable to Chang’An Trust - gross amount	119,467,739	116,589,437
	Loans payable to Chang’An Trust– deferred financing cost	(491,628)	(677,403)
(k)	Loans payable to Sichuan Trust	46,186,624	-
(l)	Loans payable to Northern International Trust	44,690,771	-
	Total short term loans	$1,600,320,041	$1,034,947,774

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(a) Loans payable to Evergrowing Bank – Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $145.4 million (RMB 1 billion) in aggregate. The purpose of the loans was for purchasing gold. The original terms of loans are two years and bear fixed interest of 4.75% per year. Based on the loan repayment plan as specified in the loan agreements, $145,400 (RMB 1 million) was repaid in August 2016, $145,400 (RMB 1 million) was repaid on February 23, 2017 and another $145,400 (RMB 1 million) was repaid in August 23, 2017. The Company repaid approximately $72.3 million (RMB 497 million) to Evergrowing bank Yantai Huangshan Road Branch upon maturity.

For the remaining balance of approximately $74.5 million (RMB 500 million), the Company entered into a loan extension agreement with the bank to extend the loan borrowing period for additional seven months until October 2018, with the new interest rate of 6.5% per year. The loans are secured by 2,735 kilograms of Au9999 gold in aggregate with carrying value of approximately $94.7 million (RMB 635.9 million) and are guaranteed by the CEO and Chairman of the Company. Upon the maturity of these loans, the Company entered into a series of supplemental agreements with Yantai Huanshan Road Branch of Evergrowing Bank to extend the term of the loan for additional 12 months, with new maturity dates between October 9, 2019 and October 21, 2019.

(b) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $290.8 million (RMB 2 billion) as working capital loan. The required annual interest rate is 8.46%. The Company paid the first interest payment equal to 1.21% of the principle received as loan origination fee on annual basis, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $245.4 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of March 31, 2019, the Company received an aggregate of approximately $223.5 million (RMB 1.5 billion) from the loan.

These loans originally have maturity dates between September 20, 2018 and November 30, 2018. During the year ended December 31, 2018, these loans were extended to have maturity dates between November 20, 2019 and January 30, 2020. Therefore, approximately $72.7 million (RMB 500 million) was recorded as long term as of December 31, 2018. During the three months ended March 31, 2019, such amount has been reclassified as short-term loan based on its current maturity. As of March 31, 2019, 7,258 kilograms of Au999 gold with carrying value of approximately $251.4 million (approximately RMB 1.7 billion) was pledged as collateral to secure the loans.

The Company paid approximately $5.3 million (RMB 36.3 million) as loan origination fee in 2017 and 2016 for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $2.2 million (RMB 14.6 million) and approximately $3.1 million (RMB 20 million) deferred financing costs were amortized, respectively. Amortization of deferred financing costs amounted to $1.7 million and approximately $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(c) Loans payable to Zheshang Jinhui Trust

In November 2017, Wuhan Kingold entered into a Trust Loan Contract with Zheshang Jinhui Trust. The agreement allows the Company to access a total of approximately $145.4 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 7.7% with a term of 24 months and is secured by 3,264 kilograms of Au9999 gold in aggregate with carrying value of approximately $110.3 million (RMB 758.5 million). The loan is also guaranteed by the CEO and Chairman of the Company. After entering into the contract, the Company received an aggregate of approximately $91.8 million (RMB 631.4 million) from the loan. During the year ended December 31, 2018, the Company repaid approximately $29.1 million (RMB 200 million) to the loan. The Company also made a restricted deposit of approximately $0.94 million (RMB 6.3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. In January 2019, the Company made repayment of approximately $38.0 million (RMB 255.8 million) to Zheshang Jinhui Trust. In March 2019, the Company made additional approximately $3.7 million (RMB 25 million) repayment to the loan. As of March 31, 2019, the outstanding loans payable to Zhejiang Jinhui Trust amounted to approximately $22.4 million (RMB 150.6 million), which will mature in December 2019. As of March 31, 2019, 1,524 kilograms of Au999 gold with carrying value of approximately $52.6 million (RMB 352.8 million) was pledged as collateral to secure the loans.

The Company paid approximately $1.4 million (RMB 9.5 million) as loan origination fee for obtaining the Zhejiang Jinhui Trust loans in November 2017. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $1.4 million (RMB 9.0 million) and $0.1 million (RMB 0.3 million) deferred financing costs were amortized related to the loans. For the three months ended March 31, 2019 and 2018, $Nil and $0.3 million deferred financing cost was amortized, respectively.

As of March 31, 2019, the Company had the availability to borrow additional approximately $54.9 million (RMB 368.6 million ) from Zheshang Jinhui Trust under the above mentioned loan agreements.

(d) Loans payable to China Aviation Trust

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

The Company paid approximately $1.4 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.7 million (RMB 4.7 million) and $0.7 million (RMB 4.3 million) deferred financing costs were amortized, respectively. For the three months ended March 31, 2019 and 2018, $Nil and approximately $0.2 million (RMB 1.2 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

In addition, on September 7, 2016, the Company entered into another trust loan agreement with China Aviation Capital Investment Management (Shenzhen) (“China Aviation Capital”) to borrow a maximum of approximately $87.2 million (RMB 600 million) as working capital loan. The first installment of the loan was approximately $42.2 million (RMB 290 million) to mature on September 6, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $51 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The loan was extended upon maturity for another 18 months with a new maturity date of March 5, 2020. As of March 31, 2019, based on its current maturity, the $43.2 million loan from China Aviation Capital has been reclassified as short-term loan. The Company is required to pay interest based on a fixed annual interest rate of 10% and a one-time consulting fee of 3% based on the principal amount extended as loan origination fee.

For the September 7, 2016 loans from China Aviation Trust, the Company paid totally approximately $1.3 million (RMB 8.7 million) during 2018 as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.7 million (RMB 4.9 million) and $0.7 million (RMB 4.4 million) deferred financing costs were amortized, respectively. For the three months ended March 31, 2019 and 2018, approximately $0.2 million (RMB 1.45 million) and $0.2 million (RMB 1.1 million) deferred financing cost was amortized, respectively.

As of March 31, 2019, the Company had the availability to borrow additional approximately $46.2 million (RMB 310 million ) from China Aviation Capital under the above mentioned loan agreements.

 (e) Loans payable to National Trust

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

The Company paid approximately $0.4 million (RMB 2.6 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.2 million (RMB 1.3 million) and $0.2 million (RMB 1.1 million) deferred financing costs were amortized, respectively. For the three months ended March 31, 2019 and 2018, $Nil and approximately $0.05 million (RMB 0.3 million) deferred financing cost was amortized, respectively.

 KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(f) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allowed the Company to access of approximately $436.2 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with various maturity dates from February 19, 2019 to October 12, 2019. The purpose of this trust loan was to provide working capital for the Company to purchase gold. The loan is secured by 15,450 kilograms of Au9999 gold in aggregate with carrying value of approximately $535.2 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of December 31, 2018, the Company received full amount from the loan.

During the year ended December 31, 2018, the Company repaid approximately $81.4 million (RMB 0.56 billion), which resulted in an outstanding balance of approximately $354.8 million (RMB 2.44 billion) as of December 31, 2018 reported as short term loans. The Company also made a restricted deposit of approximately $3.6 million (RMB 24 million) to secure the rest of these loans. The deposit will be refunded when the loan is repaid upon maturity. In February and March 2019, the Company made repayments total of approximately $28.6 million (RMB 192 million) and extended the loans of approximately $18.5 million (RMB 127 million) which originally due on March 29, 2019 to April 10, 2019.  As of March 31, 2019, 15,450 kilograms of Au999 gold with carrying value of approximately $535.2 million (approximately RMB 3.6 billion) was pledged as collateral to secure the loans.

(g) Loan payable to China Construction Bank

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

As of March 31, 2019, outstanding loans payable to China Construction Bank amounted to approximately $43.2 million (RMB 290 million). The loans were guaranteed by the CEO and Chairman of the Company. In addition, related party Wuhan Huayuan pledged fixed asset buildings as collateral to further secure these loans. The loan agreements also required that Company to maintain an asset-liability ratio less than 90% and current ratio over 1. The Company is not allowed to increase contingent liabilities without notice to the bank, the balance of contingent liabilities should be no larger than RMB 3.05 billion, and contingent asset-liability ratio should be less than 60%.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(h) Loan payable to Minsheng Trust

On December 26, 2017, the Company entered into a Trust Loan Contract in the amount of no more than approximately $223.5 million (RMB 1.5 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 24-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 30 months. The loans have different maturity date from January 3, 2020 to June 24, 2020. The Trust Loan bears interest at a fixed annual rate of 9.2%. The Company received total of $208.9 million (RMB 1.4 billion) loans from Minsheng Trust under this agreement. The loan is secured by 7,887 kilograms of Au9999 gold in aggregate with carrying value of approximately $276.9 million (RMB 1.9 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. This loan was originally recorded as long-term loans payable as of December 31, 2018. Based on its current maturity, it has been reclassified as short-term loans payable as of March 31, 2019. The Company paid approximately $7.8 million (RMB 53.5 million) as loan origination fee for obtaining this loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2018 approximately $4.0 million (RMB 26.6 million) deferred financing cost was amortized. For the three months ended March 31, 2019 and 2018, approximately $0.98 million (RMB 6.6 million) and $Nil deferred financing cost was amortized, respectively.

On October 10, 2018, the Company entered into another Trust Loan Contract in the amount of no more than approximately $148.9 million (RMB 1.0 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 10.5%. The loan is secured by 5,356 kilograms of Au9999 gold in aggregate with carrying value of approximately $186.4 million (RMB 1.3 billion). The loan is also guaranteed by the CEO and Chairman of the Company.

In addition, on December 21, 2018, the Company entered into another Trust Loan Contract in the amount of no more than approximately $145.4 million (RMB 1.0 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 11%. The loan is secured by 5,225.7 kilograms of Au9999 gold in aggregate. For the total raw material gold pledged, 2,971.21 kilograms were from the Company with carrying value of approximately $108.2 million (RMB 726.1 million) and the remaining 2,254.49 kilograms were from one related party Wuhan Kingold Group controlled by the CEO and Chairman with carrying value of approximately $91.2 million (RMB 627.1 million). The loan is also guaranteed by the CEO and Chairman of the Company. The loan installments were released to the Company from January 15 to January 21, 2019.

As of March 31, 2019 the aggregate outstanding loans payable to Mingsheng Trust amounted to approximately $506.6 million and the Company can further borrow additional $15 million (RMB 100 million) from Minsheng Trust based on the above mentioned three loan agreements.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(i) Loans payable to Dongguan Trust

In July 2018, Wuhan Kingold entered into a gold income rights transfer and repurchase agreement (the “Agreement”) with Dongguan Trust. The Agreement allows the Company to borrow up to approximately $148.9 million (RMB 1 billion) to exchange the income earning rights of the Company. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 11% over a term of 18 months. The Company determined that this Agreement is essentially a loan agreement due to the nature of this transaction. This loan is secured by 4,974 kilograms of Au9999 gold in aggregate with carrying value of approximately $169.9 million (RMB 1,140 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity. This loan was originally recorded as long-term loans payable as of December 31, 2018 and has been reclassified as short-term loans payable as of March 31, 2019, based on its current maturity.

The Company paid approximately $2.2 million (RMB 15 million) as loan origination fee for obtaining this loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For year ended December 31, 2018, approximately $0.6 million (RMB 3.9 million) deferred financing cost was amortized. For the three months ended March 31, 2019 and 2018, approximately $0.37 million (RMB 2.5 million) and $Nil deferred financing cost was amortized, respectively.

(j) Loans payable to Chang’An Trust

In September 2017, Wuhan Kingold entered into a Trust Loan Contract with Chang’An Trust. The agreement allows the Company to access a total of approximately $145.4 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 10% with a term of 24 months and is secured by 4,784 kilograms of Au9999 gold in aggregate with carrying value of approximately $167.5 million (RMB 1.1 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. On September 30, 2018, the Company made repayment of approximately $2.9 million (RMB 20 million). On October 31, 2018, the Company made additional repayment of approximately $25.9 million (RMB 178.2 million) to Chang'An Trust. As of March 31, 2019, the balance of loans from Chang’An Trust was approximately $119.5 (RMB 801.9 million).

The Company paid approximately $1.5 million (RMB 11 million) as loan origination fee for obtaining the loans. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.8 million (RMB 5.5 million) and $0.1 million (RMB 0.8 million) deferred financing costs were amortized, respectively.  For the three months ended March 31, 2019 and 2018, approximately $0.2 million (RMB 1.4 million) and $0.2 million (RMB 1.4 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(k) Loans payable to Sichuan Trust

In January 2019, the Company entered into a Trust Loan Contract in the amount of approximately $46.2 million (RMB 310 million) with Sichuan Trust. The purpose of the trust loan is to purchase raw material gold. The loan period is 12 months from receiving of principal amount. The Trust Loan bears interest at a fixed annual rate of 10.7615%. The loan is secured by 1,647 kilograms of Au9999 gold in aggregate with carrying value of approximately $59.5 million (RMB 399.6 million). The loan is also guaranteed by the CEO and Chairman of the Company.

(l) Loans payable to Northern International Trust

On January 18, 2019, the Company entered into a Trust Loan Contract in the amount of approximately $44.7 million (RMB 300 million) with Northern International Trust Co., Ltd. (“Northern International Trust”). The purpose of the trust loan is to purchase raw material gold. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 24 months. The Trust Loan bears interest at a fixed annual rate of 10%. The loan is secured by 1,524 kilograms of Au9999 gold in aggregate with carrying value of approximately $56.4 million (RMB 378.2 million). The Company also made a restricted deposit of approximately $0.45 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the Wuhan Kingold Group, the entity controlled by CEO and Chairman of the Company.

Interest expense for all of the short term loans for the three months ended March 31, 2019 and 2018 was $38.4 million and $18.5 million, respectively. The weighted average interest rate for the three months ended March 31, 2019 and 2018 was 9.6% and 7.5%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

Long term loans consist of the following:

		As of
		March 31, 2019	December 31, 2018
		(unaudited)
(m)	Loans payable to Minsheng Trust - gross amount	$14,898,911	$218,099,337
	Loans payable to Minsheng Trust - deferred financing cost	-	(3,907,406)
(n)	Loans payable to China Aviation Capital	-	42,165,872
	Loans payable to China Aviation Capital - deferred financing cost	-	(990,898)
(o)	Loans payable to Sichuan Trust - gross amount	-	72,699,779
	Loans payable to Sichuan Trust - deferred financing cost	-	-
(p)	Loan payable to Dongguan Trust	-	145,399,557
	Loan payable to Dongguan Trust - deferred financing cost	-	(1,609,089)
(q)	Loan payable to Kunlun Trust	44,696,733	43,619,868
(r )	Loan payable to Northern International Trust	44,696,733	-
(s)	Loan payable to Tianjin Trust	61,770,884	-
	Total long term loans, net of deferred financing costs	$166,063,261	$515,477,020

(m) Loan payable to Minsheng Trust- (see Note 5 (h) above). Approximately $208.6 million loans payable to Minsheng Trust has been reclassified as short-term loans payable as of March 31, 2019.

(n) Loans payable to China Aviation Trust – (see Note 5 (d) above). Approximately $43.2 million loans payable has been reclassified as short-term loans payable as of March 31, 2019.

(o) Loans payable to Sichuan Trust (see Note 5 (b) above). Approximately $223.5 million loans payable has been reclassified as short-term loans payable as of March 31, 2019.

(p) Loans payable to Dongguan Trust- (see Note 5 (i) above). Approximately $148.9 million loans payable has been reclassified as short-term loans payable as of March 31, 2019.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(q) Loans payable to Kunlun Trust

In December 2018, Wuhan Kingold entered into a Trust Loan Contract in the amount of approximately $44.7 million (RMB 300 million) with China Kunlun Trust Co., Ltd. (“Kunlun Trust”). The Trust Loan has a 24-month term and bears interest at a fixed annual rate of 10%. This loan is secured by 1,578 kilograms of Au9999 gold in aggregate with carrying value of approximately $55.9 million (RMB 375.2 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $0.45 million (RMB 3 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity.

(r) Loans payable to North International Trust

In January 2019, Wuhan Kingold entered into a Trust Loan Contract in the amount of approximately $44.7 million (RMB 300 million) with Northern International Trust Co., Ltd. (“Northern International Trust”). The Trust Loan has a 24-month term with maturity date on January 28, 2021, and bears interest at a fixed annual rate of 10%. This loan is secured by 1,517 kilograms of Au9999 gold in aggregate with carrying value of approximately $56.1 million (RMB 376.5 million). The Company made a restricted deposit of approximately $0.45 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the related party Wuhan Kingold Industrial Group Co., Ltd, an entity controlled by the CEO and Chairman of the Company.

(s) Loans payable to Tianjin Trust

In March 2019, the Company entered into a gold income rights transfer and repurchase agreement (the “Agreement”) with Tianjin Trust. The Agreement allows the Company to obtain up to approximately $148.9 million (RMB 1 billion) loans to exchange the income earning rights derived from its gold. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 12% over the term (from March 29, 2019 to December 29, 2020). The Company determined that this Agreement is essentially a loan agreement due to the nature of this transaction. The Company has pledged 2,822 kilograms of Au9999 gold in aggregate with carrying value of approximately $102.0 million (RMB 684.7 million) to secure the loan. The Company also made a restricted deposit of approximately $0.6 million (RMB 4.1 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the CEO and Chairman of the Company. As of March 31, 2019, the Company received approximately $61.8 million (RMB 414.6 million) loans from Tianjin Trust.

Interest expense for all of the long term loans for the three months ended March 31, 2019 and 2018 was approximately $2.3 million and $21.4 million, respectively. The weighted average interest rate for the three months ended March 31, 2019 and 2018 was 10.3% and 9.9%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INVESTMENTS IN GOLD

As of March 31, 2019 and December 31, 2018, the Company allocated a total of 63,500,210 grams and 61,122,210 grams of Au9999 gold in its inventories with carrying value of approximately $2,225.4 million and $2,078.5 million, respectively, as investments in gold for obtaining various loans from banks, and financial institutions (See Note 5).

As of March 31, 2019 and December 31, 2018, the Company pledged a total of 2,655 kilograms of gold, as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of RMB 500 million loan from Evergrowing Bank Huanshan Road Branch, respectively (See Note 7).

As of March 31, 2019, the Company pledged a total of 523 kilograms of gold as collateral for obtaining total amount of $9.8 million (RMB 66.1 million) loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 7)

As of March 31, 2019, a total of 6,440 kilograms of Au9999 gold with fair market value of approximately $232.4 million was pledged for long term loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 60,238.21 kilograms of Au9999 gold with fair market value of approximately $2,174.1 million was classified as current assets as of March 31, 2019.

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

As of March 31, 2019, the fair market value of a total of 66,678.2 kilograms of Au9999 gold investments decreased by approximately $39.2 million, which resulted in unrealized loss of approximately $29.4 million, net of tax for the three months ended March 31, 2019. The Company recorded the change in unrealized loss related to investments in gold as other comprehensive income (loss), net of tax.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – RELATED PARTIES LOANS

(a)	Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $148.9 million (RMB 1 billion). The loan had one-year term from January 12, 2017 to January 10, 2018 and bore fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $193.7 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $148.9 million (RMB 1 billion). The loan had one-year term from February 20, 2017 to February 20, 2018 bore fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $163.9 million (RMB 1.1 billion) as collateral.

The Company repaid $223.5 million (RMB 1.5 billion) loans to Kangbo upon maturity in January 2018 and February 2018. 7,870 kilograms of pledged gold in Evergrowing Bank - Yantai Huanshan Road Branch were released to the Company accordingly with 2,355 kilograms are still pledged as guarantee. For the remaining $74.5 million (RMB 500 million) loan that matured on March 2, 2018, the Company entered into a loan extension agreement with Kangbo to extend the loan borrowing period for additional seven months until October 2, 2018 with additional 300 kilograms of gold pledged as collateral. Upon the maturity of the loan, the Company entered into a supplemental agreement with the related party Kangbo to extend the term of the loan for 12 months with new maturity date on October 2, 2019, the 2,655 kilograms of Au9999 gold with carrying value of approximately $93.5 million (RMB 627.3 million) will still be pledged in Yantai Huanshan Road Branch of Evergrowing Bank for Kangbo to obtain the loan.

Total interest expenses for above related party loans were approximately $1.2 million and $1.7 million, respectively for the three months ended March 31, 2019 and 2018, respectively.

(b)	Loans payable to Wuhan Kingold Industrial Group

Between November 23, 2016 and November 29, 2016, the Company entered into multiple loan agreements of RMB 3.2 billion in aggregate with Wuhan Kingold Industrial Group, a related party which is controlled by the CEO and Chairman of the Company, as working capital loans in order to subsequently purchase raw material of gold.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – RELATED PARTIES LOANS (continued)

(b)	Loans payable to Wuhan Kingold Industrial Group (continued)

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

On November 30, 2018, Wuhan Kingold Industrial Group signed an agreement with the CEO and Chairman of the Company to transfer the credit right for its loan to the Company of approximately $143.9 million (RMB 1 billion). As the result, the CEO and Chairman of the Company resume the credit right. The CEO and Chairman transferred this credit right to paid-in capital through a share restructuring on November 30, 2018.

As of December 31, 2018, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $362.9 million (RMB 2.5 billion).

During the three months ended March 31, 2019, the Company repaid approximately $42.6 million (RMB 287.8million) to Wuhan Kingold Industrial Group. As of March 31, 2019, the aggregate borrowing amount from Wuhan Kingold Industrial Group was approximately $339.1 million (RMB 2.28 billion).The Company classified these loans as non-current liabilities.

(c)	Loans payable to Wuhan Huayuan Technology Development Limited

On June 8, 2017, Wuhan Kingold signed a loan agreement with Wuhan Huayuan Technology Development Limited (“Wuhan Huayuan”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of $14.5 million (RMB 100 million). The purpose for the loans is for working capital and purchasing gold. The loan has four years term from June 8, 2017 to June 8, 2021, and bears fixed interest of 7%. The Company also pledged 523 kilograms of Au9999 gold with carrying value of approximately $18.1 million (RMB 124.4 million) as collateral to secure this loan.

During the year ended December 31, 2018, the Company repaid $3.4 million (RMB 22.6 million), results in the outstanding balance of $10.5 million (RMB 72.0 million) as of December 31, 2018. During the three months ended March 31, 2019, additional $0.88 million (RMB 5.9 million) was repaid to Wuhan Huayuan, resulting the outstanding balance of $9.8 million (RMB 66.1 million) payable to Wuhan Huayuan as of March 31, 2019.

Interest expense of $208,045 and $291,569 was recorded for this loan for the three months ended March 31, 2019 and 2018, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

During the Company’s normal course of business, the Company received working capital proceeds from the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and payable on demand with no interest. As of March 31, 2019 and December 31, 2018, the amount due to this related party were $4,164,872 and $3,941,846, respectively.

In connection with the Company’s borrowings of approximately $43.2 (RMB 290 million) loans from China Construction Bank (Note 5), related party Wuhan Huayuan pledged fixed assets buildings as collaterals to secure these loans.

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

For the three months ended March 31, 2019 and 2018, the Company recorded $21,338 and $67,566 million rent expense, respectively. As of March 31, 2019 and December 31, 2018, the Company had lease payables to Wuhan Huayuan of $476,408 and $443,992, respectively, which were included in other payables and accrued expenses.

NOTE 9 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through March 31, 2019. The Company has utilized approximately $6.2 million of net operating loss carry forward to offset the one-time transition tax for the year ended December 31, 2017 and the tax benefit derived from the utilization of this net operating loss was approximately $2.2 million.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the three months ended March 31, 2019 and for the year ended December 31, 2018.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Act significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The Act also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

For the year ended December 31, 2018, the Company recognized a transition tax of approximately $10.8 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.9 million for the interest and penalty due on the late payment of the one-time transition tax. Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018

United States	$(305,663)	$(573,768)
Foreign	8,915,001	18,411,175
	$8,609,338	$17,837,407

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

Significant components of the income tax provision (benefit) were as follows for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Current tax provision
Federal	$-	$-
State	-	-
Foreign	3,762,171	3,257,474
	3,762,171	3,257,474

Deferred tax provision (benefit)
Federal	-	-
State	-	-
Foreign	(1,533,412)	1,345,009
	(1,533,412)	1,345,009
Income tax provision	$2,228,759	$4,602,483

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

The components of deferred tax assets and deferred tax liabilities as of March 31, 2019 and December 31, 2018 consist of the following:

	As of March 31, 2019	As of December 31, 2018
Deferred tax assets:
Accrued interest	$557,696	$557,941
Inventory valuation	1,123,783	-
Deferred financing costs on the loans	4,320,539	3,646,606
Net operating losses (“NOLs”)	4,209,420	4,145,231
Less: valuation allowance	(4,209,420)	(4,145,231)
Deferred tax assets, net	6,002,018	4,204,547

Deferred tax liabilities:
Unrealized gain due to change in fair value of investments in gold	$(16,923,343)	$(26,728,690)
Inventory valuation	-	(680,780)
Accrued expenses	(1,840,016)	(966,667)
Other temporary differences	(48,489)	(47,321)

Deferred tax assets (liabilities) - net	$(12,809,830)	$(24,218,911)

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the three months ended March 31, 2019 and 2018:

	For three months ended March 31,
	2019	2018
US statutory rate	21.0%	21.0%
Foreign income and loss not recognized in the U.S.	(21.0)%	(21.0)%
China income tax	25.0%	25.0%
Miscellanies and non-deductible expense	0.9%	0.8%
Effective tax rate	25.9%	25.8%

NOTE 10 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share:

	For the three months ended March 31,
	2019	2018
Net income attributable to common stockholders	$6,380,579	$13,234,924
Weighted average number of common shares outstanding - Basic	66,113,502	66,113,502
Unexercised warrants and options	-	427,849
Weighted average number of common shares outstanding – diluted	66,113,502	66,541,351

Earnings per share - Basic	$0.10	$0.20
Earnings per share – Diluted	$0.10	$0.20

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – OPTIONS

The Company recorded $5,364 and $5,364 stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2018	3,220,000	$1.90	2.76
Exercisable, December 31, 2018	3,214,636	$1.90	2.75

Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2019	3,220,000	$1.90	2.51

Exercisable, March 31, 2019	3,220,000	$1.90	2.50

NOTE 12 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $18,273,312 and $12,749,593 as of March 31, 2019 and December 31, 2018, respectively. The cash balance held in the BVI bank accounts was $Nil as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the Company held $3,497 and $22,953 of cash balances within the United States.

As of March 31, 2019 and December 31, 2018, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the reporting period was gold, which accounted for almost 100% of its total purchases for the three months ended March 31, 2019 and 2018. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three months ended March 31, 2019 and 2018.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – LEASES

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $85,352 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. The lease agreement was further amended on September 1, 2018, pursuant to which the store space was no longer leased.

Effective January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient allowing us to not separate the lease and non-lease components for all classes of underlying assets. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of $241,762 and $241,762, respectively, as of January 1, 2019 with no impact on accumulated deficit. Financial position for reporting periods beginning on or after January 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

All of the Company’s leases are classified as operating leases and primarily includes office space. Operating lease ROU assets are presented within other assets-net on the Condensed Consolidated Balance Sheet. The current portion of operating lease liabilities are presented within accrued expenses and other payables, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the Condensed Consolidated Balance Sheet.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – LEASES (continued)

Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	As of March 31, 2019
Assets:
Right-of-use assets	Other assets - net	$226,472

Liabilities:
Current	Accrued expenses and other payables	$84,039
Noncurrent	Other long-term liabilities	163,887

Total operating lease liabilities		$247,926

As of March 31, 2019, the weighted-average remaining lease term was 3.25 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on its average long-term loans borrowing rate in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 10.2%, as of March 31, 2019.

As of March 31, 2019, maturities of operating lease liabilities were as follows:

Maturity of Operating Lease Liabilities
2020	$84,142
2021	84,142
2022	84,142
2023	21,036
Total future minimum lease payments	273,462
Less imputed interest	(25,536)
Total	$247,926

NOTE 14 – SUBSEQUENT EVENT

In connection with the gold income rights transfer and repurchase agreement signed with Tianjin Trust in March 2019 (see Note 5 (s)), the Company can borrow up to approximately $148.9 million (RMB 1 billion) loans from Tianjin Trust to exchange the income earning rights derived from its gold. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 12% over the term (from March 29, 2019 to December 29, 2020). The Company has pledged 2,822 kilograms of Au9999 gold in aggregate with carrying value of approximately $102.0 million (RMB 684.7 million) to secure the loan. The Company also made a restricted deposit of approximately $0.6 million (RMB 4.1 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the CEO and Chairman of the Company. As of March 31, 2019, the Company received approximately $61.8 million (RMB 414.6 million) loans from Tianjin Trust. Subsequently, on April 17, 2019, the Company received additional $27.6 million (RMB 185.4 million) from Tianjin Trust.

On April 10, 2019, the Company repaid approximately $14.9 million (RMB 100 million) loan to Anxin Trust upon maturity (Note 5(f)). 700 kilograms of pledged gold were released and returned upon the repayment.

On April 17, 2019 and April 19, 2019, the Company repaid approximately $3.1 million (RMB 20.6 million) and approximately $3 million (RMB 20 million) loans to Zheshang Jinhui Trust (Note 5(c)). The pledged gold was not released until the remaining outstanding loans be fully repaid upon maturity.

The Company evaluated the subsequent event through the date of the report available to issue, and concluded that there are no additional reportable subsequent events except those disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. See also the “Cautionary Statement for Purposes of the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995” appearing elsewhere in this report. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations and comprehensive income (loss) (unaudited) for the three months ended March 31, 2019 and 2018 in U.S. dollars:

	For the three months ended March 31,		Changes
	2019	2018	Amount	%

NET SALES	$453,539,100	$539,524,055	$(85,984,955)	-15.9%
COST OF SALES
Cost of sales	(397,991,894)	(474,965,584)	76,973,690	-16.2%
Depreciation	(245,740)	(317,665)	71,925	-22.6%
Total cost of sales	(398,237,634)	(475,283,249)	77,045,615	-16.2%

GROSS PROFIT	55,301,466	64,240,806	-8,939,340	-13.9%

OPERATING EXPENSES
Selling, general and administrative expenses	2,618,192	2,477,788	140,404	5.7%
Stock compensation expenses	5,364	5,364		0.0%
Depreciation	82,941	108,829	-25,888	-23.8%
Lease expense	21,338	67,566	-46,228	-68.4%
Amortization, other	2,801	2,973	-172	-5.8%
Total operating expenses	2,730,636	2,662,520	68,116	2.6%

INCOME FROM OPERATIONS	52,570,830	61,578,286	-9,007,456	-14.6%

OTHER INCOME (EXPENSES)
Interest Income	338,613	376,001	-37,388	-9.9%
Interest expense, including amortization of debt issuance costs of $2,322,964 and $2,255,066	(44,300,105)	(44,116,880)	-183,225	0.4%
Total other expenses, net	(43,961,492)	(43,740,879)	-220,613	0.5%

INCOME FROM OPERATIONS BEFORE TAXES	8,609,338	17,837,407	-9,228,069	-51.7%

INCOME TAX PROVISION (BENEFIT)
Current	3,762,171	3,257,474	504,697	15.5%
Deferred	(1,533,412)	1,345,009	-2,878,421	-214.0%
Total income tax provision	2,228,759	4,602,483	-2,373,724	-51.6%

NET INCOME	6,380,579	13,234,924	-6,854,345	-51.8%

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss related to investment in gold, net of tax	(29,416,040)	(18,622,697)	(10,793,343)	58.0%
Total Foreign currency translation gain	16,651,738	13,819,701	2,832,037	20.5%
Total Other comprehensive loss	(12,764,302)	(4,802,996)	(7,961,306)	165.8%

Comprehensive income (loss)	$(6,383,723)	$8,431,928	$(14,815,651)	-175.7%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Sales

Net sales for the three months ended March 31, 2019 amounted to approximately $453.5 million, a decrease of approximately $86.0 million, or 15.9%, from net sales of $539.5 million for the three months ended March 31, 2018. The overall decrease in our revenue in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was mainly the result of the following reasons: (1) Total sales volume (in terms of quantity sold) decreased from 23.3 metric tons in three months ended March 31, 2018 to 22 metric tons in three months ended March 31, 2019, causing 1.3 metric tons or 5.7% decrease. As a result, approximately $73.4 million decrease in our revenue was attributable to the decrease in our sales volume.  (2) The average unit selling price for our brand production sales increased from RMB 258.32 per gram in three months ended March 31, 2018 to RMB 266.65 per gram in three months ended March 31, 2019, causing 3.2% increase. In addition, the average unit selling price for our customized production sales increased from RMB 6.84 per gram in three months ended March 31, 2018 to RMB 6.96 per gram in three months ended March 31, 2019, causing 1.7% increase. As a result of the price change effect, the increase in average unit selling price led to approximately $17.0 million increase in our revenue, to compensate the revenue decrease derived from sales volume decrease, to certain extent. (3) Foreign currency adjustment effect was approximately a $29.5 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.3582 RMB in three months ended March 31, 2018 to 1 USD=6.7485 RMB in three months ended March 31, 2019.

For the three months ended March 31, 2019, our branded production sales accounted for 97.5% of the total sales and customized production sales accounted for 2.5% of the total sales. When compared with the three months ended March 31, 2018, our branded production sales decreased by $85.9 million, or 16.3%, and our customized production sales only slightly increased by $39,831, or 0.4%.

During three months ended March 31, 2019, we processed a total of 22.0 metric tons of gold, of which branded production accounted for 11.2 metric tons (50.9%) and customized production accounted for 10.8 metric tons (49.1%). During three months ended March 31, 2018, we processed a total of 23.3 metric tons of gold, of which branded production accounted for 13 metric tons (55.8%) and customized production accounted for 10.3 metric tons (44.2%).

Cost of Sales

Cost of sales for the three months ended March 31, 2019 amounted to $398.2 million, a decrease of $77.0 million, or 16.2%, from $475.3 million for the same period in 2018. The decrease was primarily due to the lower volume of the gold as a raw material used for our branded production. Total sales quantity decreased 5.7% to approximately 22 metric tons in three months ended March 31, 2019 from 23.3 metric tons in three months ended March 31, 2018.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $55.3 million, a decrease of $8.9 million, or 13.9%, from $64.2 million for the same period in 2018. The decrease in our gross profit resulted from the following factors: (1) Due to decreased sales volume affected by decreased market demand, the Company’s gross profit for the three months ended March 31, 2019 was negatively affected. (2) Our gross profit was affected by the unit cost of raw materials used in our production. The unit cost of our branded production sales was RMB 239.7 per gram for the three months ended March 31, 2019 while the unit cost of our branded production sales was RMB 232.12 per gram for three months ended March 31, 2018. In addition, the unit cost of our customized production sales was RMB 0.34 per gram for the three months ended March 31, 2019 while the unit cost of our customized production sales was RMB 0.31 per gram for three months ended March 31, 2018. The increase in our unit cost of raw materials used in our production reduced our gross profit for the three months ended March 31, 2019 as compared to the same period of 2018. The decrease in quantity sold and increase in our unit cost were the major reasons which led the decrease in our gross profit. (3)Although our gross profit decreased due to decreased sales volume and increased unit cost, our gross margin increased from 11.9% for the three months ended March 31, 2018 to 12.2% for the three months ended March 31, 2019. The primary reason for the increase in gross margin was due to the increased average selling price of our branded production and customized production sales. The average selling price of our branded production was RMB 266.65 per gram for the three months ended March 31, 2019, increased by RMB 8.33 or 3.2%, from RMB 258.32 per gram for the same period in 2018. Meanwhile, the average selling price of our customized production sales was RMB 6.96 per gram for the three months ended March 31, 2019, increased by RMB 0.12, or 1.7%, from RMB 6.84 per gram for the three months ended March 31, 2018 to RMB 6.96 per gram for the three months ended March 31, 2019.

Expenses

Total operating expenses for the three months ended March 31, 2019 were approximately $2.73 million, an increase of $68,116 or 2.6%, as compared with $2.66 million for the same period in 2018. The increase was mainly due to the increase in selling, general and administrative expenses because of increased insurance and custody fees in connection with the increased level of investment in gold quantity.

Interest expense for the three months ended March 31, 2019 was $44.3 million compared with $44.1 million for the same period in 2018. The increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the three months ended March 31, 2019 compared with the same period of 2018 and more debt origination costs amortized during the current period.

The income tax expense was approximately $2.2 million for the three months ended March 31, 2019, compared to income tax expense of approximately $4.6 million for the same period in 2018. The decrease of income tax expense was mainly because we had a decrease in taxable income from operations before tax for the three months ended March 31, 2019, comparing to the same period last year.

Net Income

For the foregoing reasons, our net income was approximately $6.4 million for the three months ended March 31, 2019, decreased by approximately $6.8 million, or 51.8%, from a net income of $13.2 million for three months end March 31, 2018.

Other Comprehensive Income (Loss)

Other comprehensive loss was approximately $12.8 million for the three months ended March 31, 2019, compared to other comprehensive loss of $4.8 million for the three months ended March 31, 2018. The Other comprehensive loss for the three months ended March 31, 2019 was mainly due to the change in market value of gold investment resulting in an unrealized loss of $29.4 million, net of tax, and foreign currency translation gain of approximately $16.7 million resulted from the depreciation of the Chinese RMB against the U.S. Dollar for the three months ended March 31, 2019.

Cash Flows

Operating activities

We had $96.7 million of net cash used in operating activities for the three months ended March 31, 2019, compared with $211.4 million of net cash provided by operating activities for the same period in 2018. The decrease of our operating cash flows was mainly due to the increase in gold purchases of approximately $33.5 million (RMB 226 million) in order to meet the production demand when we anticipate more sales orders will be fulfilled in the second quarter of fiscal year 2019. At the same time, we also increased purchase of gold of approximately $55.8 million (RMB 376.5 million) in order to pledge such gold as collateral with various financial institutions to obtain additional loans. The decrease in our cash flows from operating activities was also affected by an increase in value added tax receivable of $11.7 million and a decrease in income tax payable of approximately $1.2 million and decrease in other tax payable by approximately $2.6 million.

We had $211.4 million of net cash provided by operating activities for the three months ended March 31, 2018, mainly due to the decrease in gold purchases of $155.3 million because $319.9 million of gold previously pledged as collateral for loans was released to inventory during the three months ended March 31, 2018, a decrease in value added tax receivable of $37 million and an increase in income taxable of $2.0 million.

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

Investing activities

Net cash used in investing activities was $62,800 for the three months ended March 31, 2019, compared with net cash used in investing activities of $0.4 million for the three months ended March 31, 2018.  Our net cash used in investing activities primarily include purchase of fixed assets for the periods indicated.

While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to obtain financings from the banks which may require us to purchase more gold as collateral.

Financing activities

Net cash provided by financing activities was approximately $141 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we increased our borrowings from various financial institutions and received approximately $238.6 million proceeds from short-term loans and $105.9 million proceeds from long-term loans. At the same time, we repaid $168.0 million short-term loans upon maturity. We also borrowed additional $10.1 million loans from related party and repaid $43.5 million related party loans during this period.

Net cash used in financing activities was $209.6 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we borrowed additional $220.2 million bank loans and $335 million from related parties, and repaid $239.2 million bank loans and $526.1 million related party loans.

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we guaranteed payment for a related party of approximately $307.4 million (RMB 2,000 million) for two bank loans. Approximately $234.7 million (RMB 1.5 billion) loans were repaid upon maturity in January 2018 and February 2018, respectively. The remaining loan balance of 72.7 million (RMB 500 million) is still outstanding as of March 31, 2019 and December 31, 2018. We guaranteed the payments for this related party.

As of March 31, 2019, we had no gold lease outstanding. The Company may sign new gold lease agreements with the banks when necessary.

 Obligations and Commitments

The following table sets forth our contractual obligations as of March 31, 2019:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank loans (1)	$166,063,261	$-	$166,063,261	$-	$-
Short-term bank loans (2)	1,607,654,392	1,607,654,392	-	-	-
Related party loans (3)	423,407,455	74,494,554	348,912,801	-	-
Operating leases liability (4)	247,926	84,039	163,887	-	-
Total	$2,197,372,934	$1,682,232,985	$515,139,949	$-	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)	On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $85,352 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. The lease agreement was further amended on September 1, 2018, pursuant to which the store space was no longer leased.

On January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities. As of March 31, 2019, total operating lease liabilities amounted to $247,926.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $0.93 million in cash and approximately $17.4 million restricted cash. We have financed our operations with cash flow generated from operations and primarily through borrowings from various financial institutions as well as from related parties.

As of March 31, 2019, we had total outstanding loans of approximately $2,189.8 million (including $1,600 million short-term loans, $166.1 million long-term loans, and $423.4 million related party loans). For additional information regarding our loans, please see Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of March 31, 2019, the Company had working capital of approximately $919.8 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months from the date we issue this Form 10Q. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financings to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, while our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of the RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past eleven years, RMB has appreciated 9.3% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.7119 on March 31, 2019). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our borrowings from banks and other financial institutions as of March 31, 2019, were approximately $1,773.7 million, and interest expense paid for these loans was approximately $41.1 million for the three months ended March 31, 2019.

For the three months ended March 31, 2019, our weighted average interest rate was approximately 9.7%. We do not expect the interest expense will be changed dramatically and we currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Inflation Risk

We do not believe inflation has had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended March 31, 2019. However, we cannot be sure inflation will not have an adverse impact on our operating results, financial condition, plans for operations or other capital expenditures in future periods.

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

In connection with the preparation of this report, management determined that, as of March 31, 2019, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses as identified during 2018 annual audit:

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries;

●

Lack of proper accounting and recording of the investments in gold, loans payable to banks, financial institutions and related parties, deferred financing costs and interest expense and deferred tax assets or liabilities;

•	Certain previously identified material weaknesses and significant control deficiencies have been carried over from prior periods;

•	Lack of full-time qualified U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•	Lack of communications between management, chief executive officers and the Board of Directors relating to the approval of recapitalization through debt conversion into equity, obtaining loans from banks, other financial institutions, related parties and providing guarantees to related parties and third parties;

•	Lack of a functional internal audit department that monitors the consistencies of the preventive internal control procedures;

•	Lack of resources and someone with competency to review non-routine or complex accounting transactions, including the assessment of the impact of the toll tax accrual on the Company's financial statements;

•	Lack of management review of internal control over financial reporting and proper review of the financial information on a timely basis, which could increase the risks of financial statement misstatement.

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

Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting occurred during the three months ended March 31, 2019, which are reasonably likely to materially affect our internal control over financial reporting:

•	We have begun to implement segregation of duties for accounting personnel who prepare and review journal entries.

•	We have begun to implement and maintain proper recording of the leased gold inventory with related parties and the related party loan agreements and restricted cash.

We believe these efforts are likely to improve our internal controls. We recognize that we must continue to implement policies and procedures to further enhance our internal controls. Except for the actions taken to remedy the material weaknesses described above, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably to have materially affect, our internal control over financial reporting during our three months ended March 31, 2019. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions.

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

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S. and China. Tax laws are complex and subject to constant changes as new laws are passed and new interpretations of the law are issued or applied. In December 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act (the “Tax Act”) which significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating certain business deductions; migrating to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; and providing for new taxes on certain foreign earnings. Due to the timing of the enactment of the Tax Act and the complexity involved in applying its provisions, we made a reasonable estimate of the effects for the year ended December 31, 2017. We have since then performed additional analysis on the application of the Tax Act and determined that it has impacted the assessment of our U.S. tax liabilities for prior fiscal periods and may impact our future tax liabilities. Significant judgment is required in estimating our provision for income taxes. In our business operations and corporate structure, there are contractual arrangements, transactions or calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits could be materially different from what is reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cash flows.

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

If the PRC regulatory authorities take the view that the call options or the VIE arrangement constitutes a related party acquisition without the approval of the national offices of MOFCOM, they could invalidate the call options and VIE arrangement. We may also face regulatory actions or other sanctions from the MOFCOM or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, and results of operations, reputation and prospects, as well as the trading price of our shares.

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

	High	Low
2019
First Quarter	$0.96	$0.73

2018
First Quarter	$2.02	$1.23
Second Quarter	$1.44	$1.21
Third Quarter	$1.27	$1.00
Fourth Quarter	$2.02	$1.23

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

On November 9, 2018, we received a notification letter (the “Notice”) from the NASDAQ Capital Market advising us that for 30 consecutive business days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to the NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The Company was provided 180 calendar days, or until May 8, 2019, to regain compliance with the Minimum Bid Price Rule. The Company was unable to regain compliance with the Minimum Bid Price Rule by May 8, 2019. On May 9, 2019, the NASDAQ granted us an additional 180 calendar days, or until November 4, 2019, to regain compliance with the $1.00 per share minimum required for continued listing on The NASDAQ pursuant to the Minimum Bid Price Rule. The NASDAQ determination to grant the second compliance period was based on the Company’s meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

There can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2). If we do not regain compliance by November 4, 2019, Nasdaq will provide written notification to us that our common stock may be delisted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Trust Loan Contract (English translation), dated January 17, 2019, between Wuhan Kingold Jewelry Company Limited and North International Trust Co., Ltd. (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed with the Commission on April 2, 2019).
10.2	Trust Loan Contract (English translation), dated January 24, 2019, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Co., Ltd. (incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-K filed with the Commission on April 2, 2019).
10.3	Asset Income Rights Transfer and Repurchase Agreement (English translation), dated March 12, 2019, between Wuhan Kingold Jewelry Company Limited and Tianjin Trust Co., Ltd.(incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed with the Commission on April 2, 2019).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated May 15, 2019, titled “Kingold Jewelry Reports Financial Results For The First Quarter 2019”*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

Page 77 of 77