Form 10-Q
period 2019-06-30
KINGOLD JEWELRY, INC.
filed 2019-08-09
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	KGJI	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 7, 2019, there were 66,113,502 shares of common stock outstanding, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

(UNAUDITED)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Cash	$114,723,841	$233,391
Restricted cash	14,337,042	4,798,185
Accounts receivable	264,158	451,059
Inventories	262,763,620	127,034,673
Investments in gold	2,215,449,367	1,593,557,391
Value added tax recoverable	258,933,954	259,582,324
Prepaid expenses and other current assets	82,629	87,590
Total current assets	2,866,554,611	1,985,744,613

Property and equipment, net	4,924,793	5,395,330
Restricted cash	1,747,539	7,766,372
Investments in gold	246,949,601	700,225,896
Land use right	390,837	395,719
Other noncurrent assets	492,637	285,768
Total long-term assets	254,505,407	714,069,085
TOTAL ASSETS	$3,121,060,018	$2,699,813,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short term loans	$1,532,528,884	$1,034,947,774
Related party loan	72,593,313	72,699,779
Due to related party	4,383,039	3,976,742
Income tax payable	18,955,285	18,504,197
Other taxes payable	2,150,167	2,577,102
Accrued expenses and other payables	14,855,067	15,749,564
Total current liabilities	1,645,465,755	1,148,455,158

Deferred tax liabilities	71,400,016	24,218,911
Other long-term liability	160,190	-
Related party loans	419,694,803	373,327,862
Long term loans	174,753,888	515,477,020
TOTAL LIABILITIES	2,311,474,652	2,061,478,951

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock $0.001 par value, 100,000,000 shares authorized, 66,113,502 shares issued and outstanding as of June 30, 2019 and December 31, 2018	66,113	66,113
Additional paid-in capital	224,298,271	224,292,907
Retained earnings
Unappropriated	372,183,091	353,213,325
Appropriated	967,543	967,543
Accumulated other comprehensive income, net of tax	212,070,348	59,794,859
Total Shareholders’ Equity	809,585,366	638,334,747
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,121,060,018	$2,699,813,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(IN US DOLLARS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

NET SALES	$598,008,324	$678,796,263	$1,051,547,424	$1,218,320,318

COST OF SALES
Cost of sales	(528,233,860)	(614,775,972)	(926,225,754)	(1,089,741,556)
Depreciation	(242,888)	(228,173)	(488,628)	(545,838)
Total cost of sales	(528,476,748)	(615,004,145)	(926,714,382)	(1,090,287,394)

GROSS PROFIT	69,531,576	63,792,118	124,833,042	128,032,924

OPERATING EXPENSES
Selling, general and administrative expenses	6,733,404	2,497,488	9,351,596	4,975,276
Stock compensation expenses	-	5,364	5,364	10,728
Depreciation	82,731	151,658	165,672	260,487
Lease expenses	21,105	67,357	42,443	134,923
Amortization	2,770	2,963	5,571	5,936
Total operating expenses	6,840,010	2,724,830	9,570,646	5,387,350

INCOME FROM OPERATIONS	62,691,566	61,067,288	115,262,396	122,645,574

OTHER INCOME (EXPENSES)
Interest Income	298,499	446,143	637,112	822,144
Interest expense, including amortization of debt issuance costs of $2,227,896 and $2,305,354 for the three months, and $4,550,860 and $4,560,420 for the six months ended June 30, 2019 and 2018, respectively	(46,041,324)	(43,301,467)	(90,341,429)	(87,418,347)
Total other expenses, net	(45,742,825)	(42,855,324)	(89,704,317)	(86,596,203)

INCOME FROM OPERATIONS BEFORE TAXES	16,948,741	18,211,964	25,558,079	36,049,371

INCOME TAX PROVISION (BENEFIT)
Current	7,048,016	4,169,121	10,810,187	7,426,595
Deferred	(2,688,462)	479,046	(4,221,874)	1,824,055
Total income tax provision	4,359,554	4,648,167	6,588,313	9,250,650

NET INCOME	12,589,187	13,563,797	18,969,766	26,798,721

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	$183,487,051	$(19,350,626)	$154,071,011	$(37,973,323)
Foreign currency translation loss	(18,447,260)	(19,822,304)	(1,795,522)	(6,002,603)
Total Other comprehensive income (loss)	$165,039,791	$(39,172,930)	$152,275,489	$(43,975,926)

COMPREHENSIVE INCOME (LOSS)	$177,628,978	$(25,609,133)	$171,245,255	$(17,177,205)
Earnings per share
Basic	$0.19	$0.21	$0.29	$0.41
Diluted	$0.19	$0.20	$0.29	$0.40
Weighted average number of shares
Basic	66,113,502	66,113,502	66,113,502	66,113,502
Diluted	66,113,502	66,229,658	66,113,502	66,395,251

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US DOLLARS)

(UNAUDITED)

	For the six months ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,969,766	$26,798,721
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	654,300	806,325
Amortization of intangible assets	5,571	5,936
Amortization of debt issuance costs included in interest expense	4,550,860	4,560,420
Share based compensation for services and warrants expense	5,364	10,728
Deferred tax provision (benefit)	(4,221,874)	1,824,055
Changes in operating assets and liabilities
Accounts receivable	189,855	784,850
Inventories	(150,267,161)	331,036,274
Other current assets and prepaid expenses	(203,732)	(157,286)
Value added tax recoverable	1,069,281	76,550,155
Other payables and accrued expenses	(843,629)	1,168,896
Income tax payable	445,595	2,939,193
Other taxes payable	(2,612,043)	(77,119)
Net cash provided by (used in) operating activities	(132,257,847)	446,251,148

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(324,284)	(453,522)
Net cash used in investing activities	(324,284)	(453,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans – short term	326,509,078	-
Repayments of other loans – short term	(305,237,937)	(301,624,503)
Proceeds from other loans – long term	132,633,813	240,479,892
Repayments of related party loans – short term	(223,449)	(235,549,065)
Proceeds from related party loans – long term	137,886,112	334,479,672
Repayments of related party loans – long term	(91,558,511)	(484,255,723)
Payments of loan origination fees	(2,188,458)	(309,511)
(Repayment of) borrowings from related party	465,421	800,793
Net cash provided by (used in) financing activities	198,286,069	(445,978,445)

EFFECT OF EXCHANGE RATES ON CASH AND RESTRICTED CASH	52,306,536	(2,937,126)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	118,010,474	(3,117,945)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	12,797,948	17,924,397
CASH AND RESTRICTED CASH, END OF PERIOD	$130,808,422	$14,806,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$86,976,537	$81,761,918
Cash paid for income tax	$10,364,592	$4,487,402

NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold transferred to inventories	$425,343,494	$389,112,590
Inventories transferred to investments in gold	387,102,692	291,819,372
Unrealized gain (loss) on investments in gold, net of tax	$154,071,011	$(37,973,323)
Right-of-use assets obtained in exchange for operating lease obligations	$206,419	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other comprehensive
	Par value		Par value		paid-in	retained	retained	Income
	Shares	Amount	Shares	Amount	capital	earnings	earnings	(deficit)	Total

Balance at December 31, 2017	-	$-	66,113,502	$66,113	$80,377,449	$303,666,611	$967,543	$5,154,671	$390,232,387

Options granted for services	-	-	-		10,728	-	-	-	10,728
Net income for the period	-	-	-	-	-	26,798,721	-	-	26,798,721
Unrealized loss related to investment in gold	-	-	-	-	-	-	-	(37,973,323)	(37,973,323)
Foreign currency translation gain	-	-	-	-	-	-	-	(6,002,603)	(6,002,603)

Balance at June 30, 2018	-	$-	66,113,502	$66,113	$80,388,177	$330,465,332	$967,543	$(38,821,255)	$373,065,910

Balance at December 31, 2018	-	$-	66,113,502	$66,113	$224,292,907	$353,213,325	$967,543	$59,794,859	$638,334,747

Options granted for services	-	-	-		5,364	-	-	-	5,364
Net income for the period	-	-	-	-	-	18,969,766	-	-	18,969,766
Unrealized gain related to investment in gold	-	-	-	-	-	-	-	154,071,011	154,071,011
Foreign currency translation loss	-	-	-	-	-	-	-	(1,795,522)	(1,795,522)
Balance at June 30, 2019	-	$-	66,113,502	$66,113	$224,298,271	$372,183,091	$967,543	$212,070,348	$809,585,366

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Kingold Jewelry, Inc. (“Kingold” or “the Company”) was incorporated in the State of Delaware on September 5, 1995.

Dragon Lead Group Limited (“Dragon Lead”) was incorporated in the British Virgin Islands (“BVI”) on July 1, 2008 as a holding company and was 100% controlled by Kingold. Wuhan Vogue-Show Jewelry Co., Limited (“Wuhan Vogue-Show”), which is principally engaged in design and manufacture of gold and platinum ornaments in the People’s Republic of China (“PRC”), was incorporated in the PRC as a wholly-owned foreign enterprise on February 16, 2009, and was 100% owned by Dragon Lead. Wuhan Vogue-Show’s business permit expires on February 16, 2019, and is renewed in late February 2019. Wuhan Kingold Jewelry Co., Limited (“Wuhan Kingold”) was incorporated in the PRC on August 2, 2002 as a limited liability company. On October 26, 2007, Wuhan Kingold was restructured as a joint stock company limited by shares and its business activities are the same as those of Wuhan Vogue-Show. Wuhan Kingold’s business permit expires on July 1, 2052 and is renewable upon expiration.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2019  are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 2, 2019.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2019 and December 31, 2018, the Company had restricted cash (current and non-current) of $16,084,581 and $12,564,557, respectively. All restricted cash was related to the various loans with banks and financial institutions – see Note 5 – Loans.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. As of June 30, 2019 and December 31, 2018, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost and net realizable value, and cost is calculated on the weighted average basis. As of June 30, 2019 and December 31, 2018 there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

Property, Plant and Equipment

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of June 30, 2019 and December 31, 2018.

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

Sαles of brαnded products

The Company offers a wide range of in-house designed products including but not limited to gold necklaces, rings, earrings, bracelets, and pendants. In our sales of branded products, the Company only sells on a wholesale basis to distributors and retailers. Pricing of the jewelry products is made at the time of sales contracts are made, based on prevailing market price of gold. These sales contracts are primarily based on a customer’s purchase order followed by the Company’s order acknowledgement, and may also include a master supply or distributor agreement. The performance obligations are generally satisfied at a point in time when the Company ships the product from the Company’s facility. The Company usually makes cash sales, and also makes credit sales in rare cases with the payment term due within 30 days.

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

Revenue by category

Revenue by major product line was as follows for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Branded production sales	$584,108,061	$667,137,665	$1,026,495,250	$1,195,458,268
Customized production sales	13,778,350	11,593,838	24,906,111	22,681,768
Trade in product sales	26,280	26,479	50,322	46,036
Other	95,633	38,281	95,741	134,246
	$598,008,324	$678,796,263	$1,051,547,424	$1,218,320,318

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at June 30, 2019 and December 31, 2018.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2016 and after. As of June 30, 2019, the tax years ended December 31, 2014 through December 31, 2018 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

	June 30, 2019		June 30, 2018		December 31, 2018
Balance sheet items, except for equity, as of the period ended	US$	1=RMB 6.8668	US$	1=RMB 6.6198	US$	1=RMB 6.8776
Amounts included in the statements of operations and cash flows for the periods presented	US$	1=RMB 6.7856	US$	1=RMB 6.3681	US$	1=RMB 6.6163

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories as of June 30, 2019 and December 31, 2018 consisted of the following:

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Raw materials (A)	$148,873,722	$-
Work-in-progress (B)	73,045,237	87,160,453
Finished goods (C)	40,844,661	39,874,220
Total inventories	$262,763,620	$127,034,673

(A)	Included 4,280,771 grams of Au9999 gold as of June 30, 2019 and Nil Au9999 gold as of December 31, 2018.

(B)	Included 2,108,382 grams of Au9999 gold as of June 30, 2019 and 2,570,232 grams of Au9999 gold as of December 31, 2018.

(C)	Included 1,172,133 grams of Au9999 gold as of June 30, 2019 and 1,168,892 grams of Au9999 gold as of December 31, 2018.

No lower of cost or net realizable value adjustment was recorded at June 30, 2019 and December 31, 2018, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property and equipment as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Buildings	$2,288,797	$2,285,204
Plant and machinery	17,731,821	17,703,975
Motor vehicles	240,885	240,507
Office and electric equipment	1,622,997	1,454,794
Leasehold improvements	1,470,586	1,466,654
Subtotal	23,355,086	23,151,134
Less: accumulated depreciation	(18,430,293)	(17,755,804)
Property and equipment, net	$4,924,793	$5,395,330

Depreciation for the three and six months ended June 30, 2019 was $325,619 and $654,300, respectively. Depreciation expenses for the three and six months ended June 30, 2018 was $379,831 and $806,325, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS

Short term loans consist of the following:

		As of
		June 30, 2019	December 31, 2018
		(Unaudited)
(a)	Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	62,005,222	72,699,779
(b)	Loans payable to Sichuan Trust - gross amount	218,442,360	145,399,558
	Loans payable to Sichuan Trust - deferred financing cost	(1,243,737)	-
(c)	Loans payable to Zheshang Jinhui Trust - gross amount	-	62,725,369
	Loans payable to Zheshang Jinhui Trust - deferred financing cost	-	(18,547)
(d)	Loan payable to China Aviation Trust - gross amount	42,232,190	45,073,863
	Loan payable to China Aviation Trust - deferred financing cost	(567,788)	(44,456)
(e)	Loans payable to National Trust - gross amount	-	50,889,845
	Loans payable to National Trust - deferred financing cost	-	(30,023)
(f)	Loans payable to Anxin Trust	224,267,490	354,774,921
(g)	Loans payable to China Construction Bank	42,232,189	42,165,871
(h)	Loans payable to Minsheng Trust	597,075,786	145,399,560
	Loans payable to Minsheng Trust- deferred financing cost	(1,983,435)	-
(i)	Loans payable to Dongguan Trust	145,628,240	-
	Loans payable to Dongguan Trust-deferred financing cost	(879,433)	-
(j)	Loans payable to Chang’An Trust - gross amount	116,772,808	116,589,437
	Loans payable to Chang’An Trust– deferred financing cost	(280,409)	(677,403)
(k)	Loans payable to Sichuan Trust	45,144,754	-
(l)	Loans payable to Northern International Trust	43,682,647	-
	Total short term loans	$1,532,528,884	$1,034,947,774

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

For the remaining balance of approximately $72.8 million (RMB 500 million), the Company entered into a loan extension agreement with the bank to extend the loan borrowing period for additional seven months until October 2018, with the new interest rate of 6.5% per year. The loans are secured by 2,735 kilograms of Au9999 gold in aggregate with carrying value of approximately $92.6 million (RMB 635.9 million) and are guaranteed by the CEO and Chairman of the Company. Upon the maturity of these loans, the Company entered into a series of supplemental agreements with Yantai Huanshan Road Branch of Evergrowing Bank to extend the term of the loan for additional 12 months, with new maturity dates between October 9, 2019 and October 21, 2019. In April and June 2019, the Company repaid total of $10.8 million (RMB 74.2 million) to Evergrowing bank Yantai Huangshan Road Branch. As of June 30, 2019, the outstanding loans payable to Evergrowing bank Yantai Huangshan Road Branch amounted to approximately $62 million (RMB 425.8 million).

(b) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $290.8 million (RMB 2 billion) as working capital loan. The required annual interest rate is 8.46%. The Company paid the first interest payment equal to 1.21% of the principle received as loan origination fee on annual basis, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $245.4 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of June 30, 2019, the Company received an aggregate of approximately $218.4 million (RMB 1.5 billion) from the loan.

These loans originally have maturity dates between September 20, 2018 and November 30, 2018. During the year ended December 31, 2018, these loans were extended to have maturity dates between November 20, 2019 and January 30, 2020. Therefore, approximately $72.7 million (RMB 500 million) was recorded as long term as of December 31, 2018. During the six months ended June 30, 2019, such amount has been reclassified as short-term loan based on its current maturity. As of June 30, 2019, 7,258 kilograms of Au999 gold with carrying value of approximately $245.8 million (approximately RMB 1.7 billion) was pledged as collateral to secure the loans.

The Company paid approximately $5.3 million (RMB 36.3 million) as loan origination fee in 2017 and 2016 for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $2.2 million (RMB 14.6 million) and approximately $3.1 million (RMB 20 million) deferred financing costs were amortized, respectively. Amortization of deferred financing costs amounted to $0.5 million (RMB 3.2 million) and approximately $0.9 (RMB 6.3 million) million for the three and six months ended June 30, 2019, respectively. Amortization of deferred financing costs amounted to $0.7 million (RMB 4.5 million) and approximately $1.4 million (RMB 9 million) for the three and six months ended June 30, 2018, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(c) Loans payable to Zheshang Jinhui Trust

In November 2017, Wuhan Kingold entered into a Trust Loan Contract with Zheshang Jinhui Trust. The agreement allows the Company to access a total of approximately $145.4 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 7.7% with a term of 24 months and is secured by 3,264 kilograms of Au9999 gold in aggregate with carrying value of approximately $110.3 million (RMB 758.5 million). The loan is also guaranteed by the CEO and Chairman of the Company. After entering into the contract, the Company received an aggregate of approximately $91.8 million (RMB 631.4 million) from the loan. During the year ended December 31, 2018, the Company repaid approximately $29.1 million (RMB 200 million) to the loan. The Company also made a restricted deposit of approximately $0.94 million (RMB 6.3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. In January 2019, the Company made repayment of approximately $38.0 million (RMB 255.8 million) to Zheshang Jinhui Trust. In March 2019, the Company made additional approximately $3.7 million (RMB 25 million) repayment to the loan. As of March 31, 2019, the outstanding loans payable to Zhejiang Jinhui Trust amounted to approximately $22.4 million (RMB 150.6 million), which was secured by 1,524 kilograms of Au999 gold with carrying value of approximately $52.6 million (RMB 352.8 million). From April to June 2019, the Company fully repaid the loan to Zheshang Jinhui Trust, and the pledged gold and restricted cash was released and returned upon the repayment.

The Company paid approximately $1.4 million (RMB 9.5 million) as loan origination fee for obtaining the Zhejiang Jinhui Trust loans in November 2017. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $1.4 million (RMB 9.0 million) and $0.1 million (RMB 0.3 million) deferred financing costs were amortized related to the loans. For the three and six months ended June 30, 2019, $0.01 million (RMB 18,576) and $0.01 million (RMB 18,576) deferred financing cost was amortized, respectively. For the three and six months ended June 30, 2018, approximately $0.3 million (RMB 1.9 million  ) and $$0.6 million (RMB 3.7 million) deferred financing cost was amortized, respectively.

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

The Company paid approximately $1.4 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.7 million (RMB 4.7 million) and $0.7 million (RMB 4.3 million) deferred financing costs were amortized, respectively. For the three and six months ended June 30, 2019, $Nil and $44,526 (RMB 305,753) deferred financing cost was amortized, respectively. For the three and six months ended June 30, 2018, approximately $0.2 million (RMB 1.2 million) and $0.4 million (RMB 2.3 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

In addition, on September 7, 2016, the Company entered into another trust loan agreement with China Aviation Capital Investment Management (Shenzhen) (“China Aviation Capital”) to borrow a maximum of approximately $87.2 million (RMB 600 million) as working capital loan. The first installment of the loan was approximately $42.2 million (RMB 290 million) to mature on September 6, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $50 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The loan was extended upon maturity for another 18 months with a new maturity date of March 5, 2020. As of June 30, 2019, based on its current maturity, the $42.2 million loan from China Aviation Capital has been reclassified as short-term loan. The Company is required to pay interest based on a fixed annual interest rate of 10% and a one-time consulting fee of 3% based on the principal amount extended as loan origination fee.

For the September 7, 2016 loans from China Aviation Trust, the Company paid totally approximately $1.3 million (RMB 8.7 million) during 2018 as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.7 million (RMB 4.9 million) and $0.7 million (RMB 4.4 million) deferred financing costs were amortized, respectively. For the three and six months ended June 30, 2019, approximately $0.2 million (RMB 1.46 million) and $0.4 million (RMB 2.9 million) deferred financing cost was amortized, respectively. There was no amortization of deferred financing costs on this loan for the three and six months ended June 30, 2018.

As of June 30, 2019, the Company had the availability to borrow additional approximately $45.1 million (RMB 310 million) from China Aviation Capital under the above mentioned loan agreements.

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

The Company paid approximately $0.4 million (RMB 2.6 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and six months ended June 30, 2019, $Nil and $30,023 (RMB 206,486) deferred financing cost was amortized, respectively. For the three and six months ended June 30, 2018, approximately $0.05 million (RMB 0.3 million) and $0.1 million (RMB 0.6 million) deferred financing cost was amortized, respectively.

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

During the year ended December 31, 2018, the Company repaid approximately $81.4 million (RMB 0.56 billion), which resulted in an outstanding balance of approximately $354.8 million (RMB 2.44 billion) as of December 31, 2018 reported as short term loans. The Company also made a restricted deposit of approximately $3.6 million (RMB 24 million) to secure the rest of these loans. The deposit will be refunded when the loan is repaid upon maturity. In February and March 2019, the Company made repayments total of approximately $28.6 million (RMB 192 million) and extended the loans of approximately $18.5 million (RMB 127 million) which originally due on March 29, 2019 to April 10, 2019.  In April and June 2019, the Company made repayments total of approximately $103.1 million (RMB 708 million) to Anxin Trust Co., Ltd., and 5,580 kilograms of Au999 pledged gold with carrying value of approximately $57.6 million (RMB 395.3 million) has been released and returned upon the repayment. As of June 30, 2019, 9,870 kilograms of Au999 gold with carrying value of approximately $465.6 million (approximately RMB 3.2 billion) was pledged as collateral to secure the loans.

Among the outstanding loans payable to Anxin Trust of $224.3 million as of June 30, 2019, approximately $145.6 million (RMB 1 billion) matured in July 2019 (including RMB 500 million with maturity on July 1, 2019 and another RMB 500 million with maturity between July 14, 2019 to July 18, 2019). The Company negotiated with Anxin Trust and extended the insurance coverage date to September 18, 2019. Through such insurance extension, the Company extended the loan repayment date to September 18, 2019. In August 2019, the Company made additional repayment of approximately $5.8 million (RMB 40 million) to Anxin Trust. 2470 kilograms of pledged gold has been released and returned to inventory pool.

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

As of June 30, 2019, outstanding loans payable to China Construction Bank amounted to approximately $42.2 million (RMB 290 million). The loans were guaranteed by the CEO and Chairman of the Company. In addition, related party Wuhan Huayuan pledged fixed asset buildings as collateral to further secure these loans. The loan agreements also required that Company to maintain an asset-liability ratio less than 90% and current ratio over 1. The Company is not allowed to increase contingent liabilities without notice to the bank, the balance of contingent liabilities should be no larger than RMB 3.05 billion, and contingent asset-liability ratio should be less than 60%.

On July 5, 2019, the Company made a repayment of approximately $4.4 million (RMB 30 million) to China Construction Bank.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(h) Loan payable to Minsheng Trust

On December 26, 2017, the Company entered into a Trust Loan Contract in the amount of no more than approximately $218.4 million (RMB 1.5 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 24-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 30 months. The loans have different maturity date from January 3, 2020 to June 24, 2020. The Trust Loan bears interest at a fixed annual rate of 9.2%. The Company received total of $218.4 million (RMB 1.5 billion) loans from Minsheng Trust under this agreement. The loan is secured by 7,887 kilograms of Au9999 gold in aggregate with carrying value of approximately $270.6 million (RMB 1.9 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $2.2 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. This loan was originally recorded as long-term loans payable as of December 31, 2018. Based on its current maturity, it has been reclassified as short-term loans payable as of June 30, 2019. The Company paid approximately $7.8 million (RMB 53.5 million) as loan origination fee for obtaining this loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2018 approximately $4.0 million (RMB 26.6 million) deferred financing cost was amortized. For the three and six months ended June 30, 2019, $0.95 million (RMB 6.7 million) and $1.9 million (RMB 13.3 million) deferred financing cost was amortized, respectively. No deferred financing cost was amortized for the three and six months ended June 30, 2018, respectively.

On October 10, 2018, the Company entered into another Trust Loan Contract in the amount of no more than approximately $145.6 million (RMB 1.0 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 10.5%. The loan is secured by 5,356 kilograms of Au9999 gold in aggregate with carrying value of approximately $182.2 million (RMB 1.3 billion). The loan is also guaranteed by the CEO and Chairman of the Company.

In addition, on December 21, 2018, the Company entered into another Trust Loan Contract in the amount of no more than approximately $145.6 million (RMB 1.0 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 11%. The loan is secured by 5,225.7 kilograms of Au9999 gold in aggregate. For the total raw material gold pledged, 2,971.21 kilograms were from the Company with carrying value of approximately $105.7 million (RMB 726.1 million) and the remaining 2,254.49 kilograms were from one related party Wuhan Kingold Group controlled by the CEO and Chairman with carrying value of approximately $91.2 million (RMB 627.1 million). The loan is also guaranteed by the CEO and Chairman of the Company. The loan installments were released to the Company from January 15 to January 21, 2019.

On May 24, 2019, the Company entered into another Trust Loan Contract with Minsheng Trust to borrow approximately $87.4 million (RMB 600 million) as working capital. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 11%. The loan is secured by 2,990 kilograms of Au9999 gold in aggregate with carrying value of approximately $115.5 million (RMB 793.3 million). The loan is also guaranteed by the CEO and Chairman of the Company.

As of June 30, 2019 the aggregate outstanding loans payable to Mingsheng Trust amounted to approximately $597.1 million.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(i) Loans payable to Dongguan Trust

In July 2018, Wuhan Kingold entered into a gold income rights transfer and repurchase agreement (the “Agreement”) with Dongguan Trust. The Agreement allows the Company to borrow up to approximately $145.6 million (RMB 1 billion) to exchange the income earning rights of the Company. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 11% over a term of 18 months. The Company determined that this Agreement is essentially a loan agreement due to the nature of this transaction. This loan is secured by 4,974 kilograms of Au9999 gold in aggregate with carrying value of approximately $166.1 million (RMB 1,140 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity. This loan was originally recorded as long-term loans payable as of December 31, 2018 and has been reclassified as short-term loans payable as of June 30, 2019, based on its current maturity.

The Company paid approximately $2.2 million (RMB 15 million) as loan origination fee for obtaining this loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For year ended December 31, 2018, approximately $0.6 million (RMB 3.9 million) deferred financing cost was amortized. For the three and six months ended June 30, 2019, approximately $0.37 million (RMB 2.5 million) and $0.74 million (RMB 5 million) deferred financing cost was amortized, respectively.

(j) Loans payable to Chang’An Trust

In September 2017, Wuhan Kingold entered into a Trust Loan Contract with Chang’An Trust. The agreement allows the Company to access a total of approximately $145.4 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 10% with a term of 24 months and is secured by 4,784 kilograms of Au9999 gold in aggregate with carrying value of approximately $163.7 million (RMB 1.1 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.5 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. On September 30, 2018, the Company made repayment of approximately $2.9 million (RMB 20 million). On October 31, 2018, the Company made additional repayment of approximately $25.9 million (RMB 178.2 million) to Chang'An Trust. As of June 30, 2019, the balance of loans from Chang’An Trust was approximately $116.8 (RMB 801.9 million).

The Company paid approximately $1.5 million (RMB 11 million) as loan origination fee for obtaining the loans. The loan origination fee was recorded as deferred financing cost against the loan balance.  For the three and six months ended June 30, 2019 , approximately $0.2 million (RMB 1.4 million) and $0.4 million (RMB 2.7 million) deferred financing cost was amortized, respectively. For the three and six months ended June 30, 2018, approximately $0.2 million (RMB 1.4 million) and $0.4 million (RMB 2.7 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(k) Loans payable to Sichuan Trust

In January 2019, the Company entered into a Trust Loan Contract in the amount of approximately $45.1 million (RMB 310 million) with Sichuan Trust. The purpose of the trust loan is to purchase raw material gold. The loan period is 12 months from receiving of principal amount. The Trust Loan bears interest at a fixed annual rate of 10.7615%. The loan is secured by 1,647 kilograms of Au9999 gold in aggregate with carrying value of approximately $58.2 million (RMB 399.6 million). The loan is also guaranteed by the CEO and Chairman of the Company.

(l) Loans payable to Northern International Trust

On January 18, 2019, the Company entered into a Trust Loan Contract in the amount of approximately $43.7 million (RMB 300 million) with Northern International Trust Co., Ltd. (“Northern International Trust”). The purpose of the trust loan is to purchase raw material gold. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 24 months. The Trust Loan bears interest at a fixed annual rate of 10%. The loan is secured by 1,524 kilograms of Au9999 gold in aggregate with carrying value of approximately $55.1 million (RMB 378.2 million). The Company also made a restricted deposit of approximately $0.44 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the Wuhan Kingold Group, the entity controlled by CEO and Chairman of the Company.

Interest expense for all of the short term loans for the three and six months ended June 30, 2019 was $38.3 million and $76.7 million, respectively. Interest expense for all of the short-term loans amounted to $23 million and $41.5 million for the three and six months ended June 30, 2018, respectively. The weighted average interest rate for the six months ended June 30, 2019 and 2018 was 9.7% and 8.0%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

Long term loans consist of the following:

		As of
		June 30, 2019	December 31, 2018
		(unaudited)
(m)	Loans payable to Minsheng Trust - gross amount	$-	$218,099,337
	Loans payable to Minsheng Trust - deferred financing cost	-	(3,907,406)
(n)	Loans payable to China Aviation Capital	-	42,165,872
	Loans payable to China Aviation Capital - deferred financing cost	-	(990,898)
(o)	Loans payable to Sichuan Trust - gross amount	-	72,699,779
(p)	Loan payable to Dongguan Trust	-	145,399,557
	Loan payable to Dongguan Trust - deferred financing cost	-	(1,609,089)
(q)	Loan payable to Kunlun Trust	43,688,472	43,619,868
(r )	Loan payable to Northern International Trust	43,688,472	-
(s)	Loan payable to Tianjin Trust	87,376,944	-
	Total long term loans, net of deferred financing costs	$174,753,888	$515,477,020

(m) Loan payable to Minsheng Trust- (see Note 5 (h) above). Approximately $218.4 million (RMB 1.5 billion) loans payable to Minsheng Trust has been reclassified as short-term loans payable as of June 30, 2019.

(n) Loans payable to China Aviation Trust – (see Note 5 (d) above). Approximately $42.2 million loans payable has been reclassified as short-term loans payable as of June 30, 2019.

(o) Loans payable to Sichuan Trust (see Note 5 (b) above). Approximately $218.4 million loans payable has been reclassified as short-term loans payable as of June 30, 2019.

(p) Loans payable to Dongguan Trust- (see Note 5 (i) above). Approximately $145.6 million loans payable has been reclassified as short-term loans payable as of June 30, 2019.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(q) Loans payable to Kunlun Trust

In December 2018, Wuhan Kingold entered into a Trust Loan Contract in the amount of approximately $43.7 million (RMB 300 million) with China Kunlun Trust Co., Ltd. (“Kunlun Trust”). The Trust Loan has a 24-month term and bears interest at a fixed annual rate of 10%. This loan is secured by 1,578 kilograms of Au9999 gold in aggregate with carrying value of approximately $54.6 million (RMB 375.2 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $0.44 million (RMB 3 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity.

(r) Loans payable to North International Trust

In January 2019, Wuhan Kingold entered into a Trust Loan Contract in the amount of approximately $43.7 million (RMB 300 million) with Northern International Trust Co., Ltd. (“Northern International Trust”). The Trust Loan has a 24-month term with maturity date on January 28, 2021, and bears interest at a fixed annual rate of 10%. This loan is secured by 1,517 kilograms of Au9999 gold in aggregate with carrying value of approximately $54.8 million (RMB 376.5 million). The Company made a restricted deposit of approximately $0.44 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the related party Wuhan Kingold Industrial Group Co., Ltd, an entity controlled by the CEO and Chairman of the Company.

(s) Loans payable to Tianjin Trust

In March 2019, the Company entered into a gold income rights transfer and repurchase agreement (the “Agreement”) with Tianjin Trust. The Agreement allows the Company to obtain up to approximately $148.9 million (RMB 1 billion) loans to exchange the income earning rights derived from its gold. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 12% over the term (from March 29, 2019 to December 29, 2020). The Company determined that this Agreement is essentially a loan agreement due to the nature of this transaction. The Company has pledged 2,822 kilograms of Au9999 gold in aggregate with carrying value of approximately $99.7 million (RMB 684.7 million) to secure the loan. The Company also made a restricted deposit of approximately $0.9 million (RMB 6 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the CEO and Chairman of the Company, and related party Wuhan Kingold Industrial Group . The Company received RMB 414.6 million in the first quarter of 2019 and further received additional RMB 185.4 million in April 2019. As of June 30, 2019, the Company received approximately $87.4 million (RMB 600 million) loans from Tianjin Trust.

Interest expense for all of the long term loans for the three and six months ended June 30, 2019 was approximately $4.1 million and $6.4 million, respectively. Total interest expense on the long-term loans was approximately $16.4 million and $37.8 million for the three and six months ended June 30, 2018, respectively. The weighted average interest rate for the six months ended June 30, 2019 and 2018 was 10.9% and 9.8%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INVESTMENTS IN GOLD

As of June 30, 2019 and December 31, 2018, the Company allocated a total of 59,386,210 grams and 61,122,210 grams of Au9999 gold in its inventories with carrying value of approximately $2,050.4 million and $2,078.5 million, respectively, as investments in gold for obtaining various loans from banks, and financial institutions (See Note 5).

As of June 30, 2019 and December 31, 2018, the Company pledged a total of 2,655 kilograms of gold, as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of RMB 500 million loan from Evergrowing Bank Huanshan Road Branch, respectively (See Note 7).

As of June 30, 2019, the Company pledged a total of 339 kilograms of gold as collateral for obtaining total amount of $8.7 million (RMB 60 million) loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 7)

As of June 30, 2019, a total of 6,256 kilograms of Au9999 gold with fair market value of approximately $246.9 million was pledged for long term loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 56,124.2 kilograms of Au9999 gold with fair market value of approximately $2,215.4 million was classified as current assets as of June 30, 2019.

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

As of June 30, 2019, the fair market value of a total of 62,380.2 kilograms of Au9999 gold investments increased by approximately $205.4 million, which resulted in unrealized gain of approximately $154.1 million, net of tax for the six months ended June 30, 2019. The Company recorded the change in unrealized gain related to investments in gold as other comprehensive income (loss), net of tax.

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

 The Company repaid $223.5 million (RMB 1.5 billion) loans to Kangbo upon maturity in January 2018 and February 2018. 7,870 kilograms of pledged gold in Evergrowing Bank - Yantai Huanshan Road Branch were released to the Company accordingly with 2,355 kilograms are still pledged as guarantee. For the remaining $74.5 million (RMB 500 million) loan that matured on March 2, 2018, the Company entered into a loan extension agreement with Kangbo to extend the loan borrowing period for additional seven months until October 2, 2018 with additional 300 kilograms of gold pledged as collateral. Upon the maturity of the loan, the Company entered into a supplemental agreement with the related party Kangbo to extend the term of the loan for 12 months with new maturity date on October 2, 2019, the 2,655 kilograms of Au9999 gold with carrying value of approximately $91.4 million (RMB 627.3 million) will still be pledged in Yantai Huanshan Road Branch of Evergrowing Bank for Kangbo to obtain the loan.  The Company repaid approximately $0.22 million (RMB 1,516,238) loan to Kangbo in the second quarter of 2019. As of June 30, 2019, total outstanding loans payable to Kangbo amounted to approximately $72.6 million (RMB 498.5 million).

Total interest expenses for above related party loans were approximately $1,202,948 and $2,420,296, respectively for the three and six months ended June 30, 2019, respectively. Total interest expenses for above related party loans were approximately $1,287,450 and $2,970,972, respectively for the three and six months ended June 30, 2018, respectively.

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

As of December 31, 2018, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $362.9 million (RMB 2.5 billion).

During the six months ended June 30, 2019, the Company repaid approximately $88.7 million (RMB 609.3 million) to Wuhan Kingold Industrial Group. During the six months ended June 30, 2019, the Company also borrowed additional approximately $136.3 million (RMB 935.6 million) fromWuhan Kingold Industrial Group. As of June 30, 2019, the aggregate borrowing amount from Wuhan Kingold Industrial Group was approximately $410.9 million (RMB 2.82 billion).The Company classified these loans as non-current liabilities.

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

During the year ended December 31, 2018, the Company repaid $3.4 million (RMB 22.6 million), results in the outstanding balance of $10.5 million (RMB 72.0 million) as of December 31, 2018. During the six months ended June 30, 2019, additional $1.74 million (RMB 12 million) was repaid to Wuhan Huayuan, resulting the outstanding balance of $8.7 million (RMB 60 million) payable to Wuhan Huayuan as of June 30, 2019. In connection with the loan repayment, in May 2019, 184 kilograms of pledged gold were released and returned.  As of June 30, 2019, the Au9999 gold pledged with Wuhan Huayuan as collateral were 339 kilograms with carrying value of approximately $11.7 million (RMB 80.6 million).

Interest expense of $188,724 and $396,769 was recorded for this loan for the three and six months ended June 30, 2019, respectively. Interest expense of $271,060 and $562,629 was recorded for this loan for the three and six months ended June 30, 2018, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

During the Company’s normal course of business, the Company received working capital proceeds from the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and payable on demand with no interest. As of June 30, 2019 and December 31, 2018, the amount due to this related party were $4,383,039 and $3,976,742, respectively.

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

For the three and six months ended June 30, 2019, the Company recorded $21,105 and $42,443 rent expense, respectively. For the three and six months ended June 30, 2018, the Company recorded $67,357  and $134,923  rent expense, respectively. As of June 30, 2019 and December 31, 2018, the Company had lease payables to Wuhan Huayuan of $486,631 and $443,992, respectively, which were included in other payables and accrued expenses.

NOTE 9 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through June 30, 2019. The Company has utilized approximately $6.2 million of net operating loss carry forward to offset the one-time transition tax for the year ended December 31, 2017 and the tax benefit derived from the utilization of this net operating loss was approximately $2.2 million.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the three months ended June 30, 2019 and for the year ended December 31, 2018.

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

Income (loss) from operations before income taxes was allocated between the U.S. and foreign components for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
United States	$(273,162)	$(379,110)	$(578,825)	$(952,878)
Foreign	17,221,903	18,591,074	26,136,904	37,002,249
	$16,948,741	$18,211,964	$25,558,079	$36,049,371

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

Significant components of the income tax provision (benefit) were as follows for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	7,048,016	4,169,121	10,810,187	7,426,595
	$7,048,016	$4,169,121	$10,810,187	$7,426,595
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(2,688,462)	479,046	(4,221,874)	1,824,055
	(2,688,462)	479,046	(4,221,874)	1,824,055
Income tax provision (benefit)	$4,359,554	$4,648,167	$6,588,313	$9,250,650

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

The components of deferred tax assets and deferred tax liabilities as of June 30, 2019 and December 31, 2018 consist of the following:

	As of June 30, 2019	As of December 31, 2018
Deferred tax assets:
Accrued interest	$265,833	$557,941
Deferred financing costs on the loans	4,223,077	3,646,606
Net operating losses of the U.S entity (“NOLs”)	4,266,784	4,145,231
Less: valuation allowance	(4,266,784)	(4,145,231)
Deferred tax assets, net	4,488,910	4,204,547

Deferred tax liabilities:
Gain due to change in fair value of investments in gold	$(74,094,897)	$(27,409,470)
Accrued expenses	(1,746,635)	(966,667)
Other temporary differences	(47,394)	(47,321)

Deferred tax assets (liabilities) - net	$(71,400,016)	$(24,218,911)

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
US statutory rate	21.0%	21.0%	21.0%	21.0%
Foreign income and loss not recognized in the U.S.	(21.0)%	(21.0)%	(21.0)%	(21.0)%
China income tax	25.0%	25.0%	25.0%	25.0%
Miscellanies and non-deductible expense	0.7%	0.5%	0.8%	0.7%
Effective tax rate	25.7%	25.5%	25.8%	25.7%

NOTE 10 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$12,589,187	$13,563,797	$18,969,766	$26,798,721
Weighted average number of common shares outstanding - Basic	66,113,502	66,113,502	66,113,502	66,113,502
Unexercised warrants and options	-	116,156	-	281,749
Weighted average number of common shares outstanding – diluted	66,113,502	66,229,658	66,113,502	66,395,251

Earnings per share - Basic	$0.19	$0.21	$0.29	$0.41
Earnings per share – Diluted	$0.19	$0.20	$0.29	$0.40

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – OPTIONS

The Company recorded $Nil and $5,364 stock-based compensation expense for the three and six months ended June 30, 2019, respectively. The Company recorded $5,364 and $10,728 stock-based compensation expense for the three and six months ended June 30, 2018, respectively.

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2018	3,220,000	$1.90	2.76
Exercisable, December 31, 2018	3,214,636	$1.90	2.75

Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2019	3,220,000	$1.90	2.26

Exercisable, June 30, 2019	3,220,000	$1.90	2.26

NOTE 12 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $130,781,467 and $12,749,593 as of June 30, 2019 and December 31, 2018, respectively. The cash balance held in the BVI bank accounts was $Nil as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, the Company held $4,376 and $22,953 of cash balances within the United States.

As of June 30, 2019 and December 31, 2018, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the reporting period was gold, which accounted for almost 100% of its total purchases for the three months ended June 30, 2019 and 2018. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three and six months ended June 30, 2019 and 2018.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – LEASES

On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $84,886 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. The lease agreement was further amended on September 1, 2018, pursuant to which the store space was no longer leased.

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

All of the Company’s leases are classified as operating leases and primarily includes office space. Operating lease ROU assets are presented within other noncurrent assets-net on the Condensed Consolidated Balance Sheet. The current portion of operating lease liabilities are presented within accrued expenses and other payables, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the Condensed Consolidated Balance Sheet.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – LEASES (continued)

Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	As of June 30, 2019
Assets:
Right-of-use assets	Other noncurrent assets - net	$206,419

Liabilities:
Current	Accrued expenses and other payables	$88,170
Noncurrent	Other long-term liabilities	160,190

Total operating lease liabilities		$248,360

As of June 30, 2019, the weighted-average remaining lease term was 3 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on its average long-term loans borrowing rate in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 10.2%, as of June 30, 2019.

As of June 30, 2019, maturities of operating lease liabilities were as follows:

Maturity of Operating Lease Liabilities
2020	$84,886
2021	84,886
2022	84,886

Total future minimum lease payments	254,657
Less imputed interest	(6,297)
Total	$248,360

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENT

On July 5, 2019, the Company made a repayment of approximately $4.4 million ( RMB 30 million) to China Construction Bank (see Note 5).

In July 2019, the Company had approximately $145.6 million (RMB 1 billion) loans payable to Anxin Trust has matured. The Company negotiated with Anxin Trust and extended the insurance coverage date to September 18, 2019. Through such insurance extension, the Company extended the loan repayment date of $145.6 million to September 18, 2019. In August 2019, the Company made additional repayment of approximately $5.8 million (RMB 40 million) to Anxin Trust. 2470 kilograms of pledged gold has been released and returned to inventory pool. (see Note 5).

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations and comprehensive income (loss) (unaudited) for the three months ended June 30, 2019 and 2018 in U.S. dollars:

	For the three months ended June 30,		Changes
	2019	2018	Amount	%

NET SALES	$598,008,324	$678,796,263	$(80,787,939)	(11.9)%
COST OF SALES
Cost of sales	(528,233,860)	(614,775,972)	86,542,112	(14.1)%
Depreciation	(242,888)	(228,173)	(14,715)	6.4%
Total cost of sales	(528,476,748)	(615,004,145)	86,527,397	(14.1)%

GROSS PROFIT	69,531,576	63,792,118	5,739,458	9.0%

OPERATING EXPENSES
Selling, general and administrative expenses	6,733,404	2,497,488	4,235,916	169.6%
Stock compensation expenses	-	5,364	(5,364)	(100.0)%
Depreciation	82,731	151,658	(68,927)	(45.4%)
Lease expense	21,105	67,357	(46,252)	(68.7)%
Amortization, other	2,770	2,963	(193)	(6.5)%
Total operating expenses	6,840,010	2,724,830	4,115,180	151.0%

INCOME FROM OPERATIONS	62,691,566	61,067,288	1,624,278	2.7%

OTHER INCOME (EXPENSES)
Interest Income	298,499	446,143	(147,644)	(33.1)%
Interest expense, including amortization of debt issuance costs of $2,227,896 and $2,305,354	(46,041,324)	(43,301,467)	(2,739,857)	6.3%
Total other expenses, net	(45,742,825)	(42,855,324)	(2,887,501)	6.7%

INCOME FROM OPERATIONS BEFORE TAXES	16,948,741	18,211,964	(1,263,223)	(6.9)%

INCOME TAX PROVISION (BENEFIT)
Current	7,048,016	4,169,121	2,878,895	69.1%
Deferred	(2,688,462)	479,046	(3,167,508)	(661.2)%
Total income tax provision	4,359,554	4,648,167	(288,613)	(6.2)%

NET INCOME	12,589,187	13,563,797	(974,610)	(7.2)%

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investment in gold, net of tax	183,487,051	(19,350,626)	202,837,677	(1048.2)%
Total foreign currency translation loss	(18,447,260)	(19,822,304)	1,375,044	(6.9)%
Total other comprehensive gain (loss)	165,039,791	(39,172,930)	204,212,721	(521.3)%

Comprehensive income (loss)	$177,628,978	$(25,609,133)	$203,238,111	(793.6)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Sales

Net sales for the three months ended June 30, 2019 amounted to approximately $598.0 million, a decrease of approximately $80.8 million, or 11.9%, from net sales of $678.8 million for the three months ended June 30, 2018. The overall decrease in our revenue in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was mainly the result of the following reasons: (1) Sales volume of the Company’s branded production decreased by 2.1 metric tons, or 12.2%, from 16.9 metric tons in the three months ended June 30, 2018 to 14.8 metric tons in three months ended June 30, 2019, which caused approximately $76.3 million decrease in revenue from branded production sales. On the other hand, sales volume of customized production sales increased by 2.3 metric tons, from 10.8 metric tons in three months ended June 30, 2018 to 13.1 metric tons in three months ended June 30, 2019, which led to approximately $2.2 million increase to offset the decrease in revenue from the branded production sales. (2) The average unit selling price for our brand production sales increased from RMB 252.34 per gram in three months ended June 30, 2018 to RMB 268.96 per gram in three months ended June 30, 2019, causing 6.6% increase. In addition, the average unit selling price for our customized production sales increased from RMB 6.88 per gram in three months ended June 30, 2018 to RMB 7.15 per gram in three months ended June 30, 2019, causing 3.9% increase. As a result of the price change effect, the increase in average unit selling price led to approximately $41.5 million increase in our revenue, to compensate the revenue decrease derived from sales volume decrease, to certain extent. (3) Foreign currency adjustment effect was approximately a $48.4 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.3760 RMB in three months ended June 30, 2018 to 1 USD=6.8137 RMB in three months ended June 30, 2019.

For the three months ended June 30, 2019, our branded production sales accounted for 97.7% of the total sales and customized production sales accounted for 2.3% of the total sales. When compared with the three months ended June 30, 2018, our branded production sales decreased by approximately $83 million, or 12.4%, and our customized production sales increased by approximately $2.2 million, or 18.8%.

During three months ended June 30, 2019, we processed a total of 27.9 metric tons of gold, of which branded production accounted for 14.8 metric tons (53.0%) and customized production accounted for 13.1metric tons (47.0%). During three months ended June 30, 2018, we processed a total of 27.6 metric tons of gold, of which branded production accounted for 16.8 metric tons (61.1%) and customized production accounted for 10.8 metric tons (38.9%).

Cost of Sales

Cost of sales for the three months ended June 30, 2019 amounted to approximately $528.5 million, a decrease of $86.5 million, or 14.1%, from approximately $615 million for the same period in 2018. The decrease was primarily due to the lower volume of the gold as a raw material used for our branded production. Total sales quantity for branded production decreased 12.2% to approximately 14.8 metric tons in three months ended June 30, 2019 from 16.9 metric tons in three months ended June 30, 2018.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $69.5 million, an increase of approximately $5.7 million, or 9.0%, from approximately $63.8 million for the same period in 2018. The increase in our gross profit was primarily due to the increase in our average selling price for our brand production sales by 6.6% and the increase in our average unit selling price for our customized production sales by 3.9%, when comparing three months ended June 30, 2019 to the same period of 2018, as discussed above.

Expenses

Total operating expenses for the three months ended June 30, 2019 were approximately $6.8 million, an increase of approximately $4.1 million or 151.0%, as compared with $2.7 million for the same period in 2018. The increase was mainly due to the increase in selling, general and administrative expenses because of increased insurance and custody fees in connection with the increased level of investment in gold quantity.

Interest expense for the three months ended June 30, 2019 was $46 million compared with $43.3 million for the same period in 2018. The increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the three months ended June 30, 2019 compared with the same period of 2018 and more debt origination costs amortized during the current period.

The income tax expense was approximately $4.4 million for the three months ended June 30, 2019, compared to income tax expense of approximately $4.6 million for the same period in 2018. The decrease of income tax expense was mainly because we had a decrease in taxable income from operations before tax for the three months ended June 30, 2019, comparing to the same period last year.

Net Income

For the foregoing reasons, our net income was approximately $12.6 million for the three months ended June 30, 2019, decreased by approximately $0.97 million, or 7.2%, from a net income of $13.6 million for three months end June 30, 2018.

Other Comprehensive Income (Loss)

Other comprehensive income was approximately $165.0 million for the three months ended June 30, 2019, compared to other comprehensive loss of $39.2 million for the three months ended June 30, 2018. The Other comprehensive income for the three months ended June 30, 2019 was mainly due to the change in market value of gold investment resulting in an unrealized gain of $183.5 million, net of tax, and foreign currency translation loss of approximately $18.4 million resulted from the depreciation of the Chinese RMB against the U.S. Dollar for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

The following table sets forth our condensed consolidated statements of operations and comprehensive income (loss) (unaudited) for the six months ended June 30, 2019 and 2018 in U.S. dollars:

	For the six months ended June 30,		Changes
	2019	2018	Amount	%

NET SALES	$1,051,547,424	$1,218,320,318	$(166,772,894)	(13.7)%
COST OF SALES
Cost of sales	(926,225,754)	(1,089,741,556)	163,515,802	(15.0)%
Depreciation	(488,628)	(545,838)	57,210	(10.5)%
Total cost of sales	(926,714,382)	(1,090,287,394)	163,573,012	(15.0)%

GROSS PROFIT	124,833,042	128,032,924	(3,199,882)	(2.5)%

OPERATING EXPENSES
Selling, general and administrative expenses	9,351,596	4,975,276	4,376,320	88.0%
Stock compensation expenses	5,364	10,728	(5,364)	(50.0)%
Depreciation	165,672	260,487	(94,815)	(36.4)%
Lease expense	42,443	134,923	(92,480)	(68.5)%
Amortization, other	5,571	5,936	(365)	(6.1)%
Total operating expenses	9,570,646	5,387,350	4,183,296	77.7%

INCOME FROM OPERATIONS	115,262,396	122,645,574	(7,383,178)	(6.0)%

OTHER INCOME (EXPENSES)
Interest Income	637,112	822,144	(185,032)	(22.5)%
Interest expense, including amortization of debt issuance costs of $4,550,860 and $4,560,420	(90,341,429)	(87,418,347)	(2,923,082)	3.3%
Total other expenses, net	(89,704,317)	(86,596,203)	(3,108,114)	3.6%

INCOME FROM OPERATIONS BEFORE TAXES	25,558,079	36,049,371	(10,491,292)	(29.1)%

INCOME TAX PROVISION (BENEFIT)
Current	10,810,187	7,426,595	3,383,592	45.6%
Deferred	(4,221,874)	1,824,055	(6,045,929)	(331.5)%
Total income tax provision	6,588,313	9,250,650	(2,662,337)	(28.8)%

NET INCOME	18,969,766	26,798,721	(7,828,955)	(29.2)%

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investment in gold, net of tax	154,071,011	(37,973,323)	192,044,334	(505.7)%
Total foreign currency translation gain	(1,795,522)	(6,002,603)	4,207,081	(70.1)%
Total other comprehensive gain (loss)	152,275,489	(43,975,926)	196,251,415	(446.3)%

Comprehensive income (loss)	$171,245,255	$(17,177,205)	$188,422,460	(1,096.9)%

Net Sales

Net sales for the six months ended June 30, 2019 amounted to approximately $1.05 billion, a decrease of approximately $166.8 million, or 13.7%, from net sales of approximately $1.22 billion for the six months ended June 30, 2018. The overall decrease in our revenue in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was mainly the result of the following reasons: (1) Total sales volume (in terms of quantity sold) decreased from 50.9 metric tons in six months ended June 30, 2018 to 49.9 metric tons in six months ended June 30, 2019, causing approximately 0.99 metric tons or 2.0% decrease. As a result, approximately $142.4 million decrease in our revenue was attributable to the decrease in our sales volume.  (2) The average unit selling price for our brand production sales increased from RMB 254.95 per gram in six months ended June 30, 2018 to RMB 267.97 per gram in six months ended June 30, 2019, causing 5.1% increase. In addition, the average unit selling price for our customized production sales increased from RMB 6.86 per gram in six months ended June 30, 2018 to RMB 7.06 per gram in six months ended June 30, 2019, causing 3.0% increase. As a result of the price change effect, the increase in average unit selling price led to approximately $57.9 million increase in our revenue, to compensate the revenue decrease derived from sales volume decrease, to certain extent. (3) Foreign currency adjustment effect was approximately a $82.3 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.3681 RMB in six months ended June 30, 2018 to 1 USD=6.7856 RMB in six months ended June 30, 2019.

For the six months ended June 30, 2019, our branded production sales accounted for 97.6% of the total sales and customized production sales accounted for 2.4% of the total sales. When compared with the six months ended June 30, 2018, our branded production sales decreased by $168.9 million, or 14.1%, and our customized production sales increased by approximately $2.2 million, or 9.8%.

During six months ended June 30, 2019, we processed a total of 49.9 metric tons of gold, of which branded production accounted for 26 metric tons (52.1%) and customized production accounted for 23.9 metric tons (47.9%). During six months ended June 30, 2018, we processed a total of 50.9 metric tons of gold, of which branded production accounted for 29.9 metric tons (58.6%) and customized production accounted for 21 metric tons (41.4%).

Cost of Sales

Cost of sales for the six months ended June 30, 2019 amounted to approximately $926.7 million, a decrease of $163.6 million, or 15.0%, from $1.09 billion for the same period in 2018. The decrease was primarily due to the lower volume of the gold as a raw material used for our branded production. Total sales quantity decreased 2.0% to approximately 49.9 metric tons in six months ended June 30, 2019 from 50.9 metric tons in six months ended June 30, 2018.

Gross Profit

Gross profit for the six months ended June 30, 2019 was $124.8 million, a decrease of $3.2 million, or 2.5%, from $128 million for the same period in 2018. The decrease in our gross profit resulted from the following factors: (1) Due to decreased sales volume affected by decreased market demand, the Company’s gross profit for the six months ended June 30, 2019 was negatively affected. (2) Our gross profit was affected by the unit cost of raw materials used in our production. The unit cost of our branded production sales was RMB 241.63 per gram for the six months ended June 30, 2019 while the unit cost of our branded production sales was RMB 232.3 per gram for six months ended June 30, 2018. In addition, the unit cost of our customized production sales was RMB 0.30 per gram for the six months ended June 30, 2019 while the unit cost of our customized production sales was RMB 0.29 per gram for six months ended June 30, 2018. The increase in our unit cost of raw materials used in our production reduced our gross profit for the six months ended June 30, 2019 as compared to the same period of 2018. The decrease in quantity sold and increase in our unit cost were the major reasons which led the decrease in our gross profit. (3) Although our gross profit decreased due to decreased sales volume and increased unit cost, our gross margin increased from 10.5% for the six months ended June 30, 2018 to 11.9% for the six months ended June 30, 2019. The primary reason for the increase in gross margin was due to the increased average selling price of our branded production and customized production sales. The average selling price of our branded production was RMB 267.97 per gram for the six months ended June 30, 2019, increased by RMB 13.02 or 5.1%, from RMB 254.95 per gram for the same period in 2018. Meanwhile, the average selling price of our customized production sales was RMB 7.06 per gram for the six months ended June 30, 2019, increased by RMB 0.20, or 3.0%, from RMB 6.86 per gram for the six months ended June 30, 2018.

Expenses

Total operating expenses for the six months ended June 30, 2019 were approximately $9.6 million, an increase of approximately $4.2 million or 77.7%, as compared with approximately $5.4 million for the same period in 2018. The increase was mainly due to the increase in selling, general and administrative expenses because of increased insurance and custody fees in connection with the increased level of investment in gold quantity.

Interest expense for the six months ended June 30, 2019 was approximately $90.3 million compared with $87.4 million for the same period in 2018. The increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the six months ended June 30, 2019 compared with the same period of 2018 and more debt origination costs amortized during the current period.

The income tax expense was approximately $6.6 million for the six months ended June 30, 2019, compared to income tax expense of approximately $9.3 million for the same period in 2018. The decrease of income tax expense was mainly because we had a decrease in taxable income from operations before tax for the six months ended June 30, 2019, comparing to the same period last year.

Net Income

For the foregoing reasons, our net income was approximately $19 million for the six months ended June 30, 2019, decreased by approximately $7.8 million, or 29.2%, from a net income of $26.8 million for six months end June 30, 2018.

Other Comprehensive Income (Loss)

Other comprehensive income was approximately $152.3 million for the six months ended June 30, 2019, compared to other comprehensive loss of approximately $44 million for the six months ended June 30, 2018. The Other comprehensive income for the six months ended June 30, 2019 was mainly due to the change in market value of gold investment resulting in an unrealized gain of $154.1 million, net of tax, and foreign currency translation loss of approximately $1.8 million resulted from the depreciation of the Chinese RMB against the U.S. Dollar for the six months ended June 30, 2019.

Cash Flows

Operating activities

We had approximately $132.3 million of net cash used in operating activities for the six months ended June 30, 2019, compared with approximately $446.3 million of net cash provided by operating activities for the same period in 2018. The decrease of our operating cash flows was mainly due to the increase in gold purchases of approximately $129.4 million (RMB 887 million) in order to meet the production demand when we anticipate more sales orders will be fulfilled in the second half of fiscal year 2019. At the same time, we also increased purchase of gold of approximately $175.9 million (RMB 1,182.9 million) in order to pledge such gold as collateral with various financial institutions to obtain additional loans. In connection with the purchase of gold for investment, we also reported an unrealized gain of approximately $154.6 million for the six months ended June 30, 2019. The overall increase in inventory of approximately $150.4 million as included in our statements of cash flows reflected the above factors. The decrease in our cash flows from operating activities was also affected by an increase in value added tax receivable of approximately $1.1 million and a decrease in other tax payable by approximately $2.6 million.

We had $446.3 million of net cash provided by operating activities for the six months ended June 30, 2018, mainly due to the decrease in inventory purchases of $311 million   because $349.4 million of gold for investment was released to inventory during the six months ended June 30, 2018, a decrease in value added tax receivable of $76.6 million, an increase in income taxable of $2.9 million and an increase in other payables and accrued liabilities of $1.3 million.

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

Investing activities

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2019, compared with net cash used in investing activities of $0.5 million for the six months ended June 30, 2018.  Our net cash used in investing activities primarily include purchase of fixed assets for the periods indicated.

While our net cash used in investing activities did not fluctuate much historically, we expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to obtain financings from the banks which may require us to purchase more gold as collateral.

Financing activities

Net cash provided by financing activities was approximately $198.3 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, we increased our borrowings from various financial institutions and received approximately $326.5 million proceeds from short-term loans and $132.6 million proceeds from long-term loans. At the same time, we repaid $305.2 million short-term loans upon maturity. We also borrowed additional $137.9 million loans from related party and repaid $91.6 million related party loans during this period.

Net cash used in financing activities was approximately $446 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we borrowed additional $240.5 million loans from banks and other financial institutions, and $334.5 million loans from related parties, and repaid $301.6 million loans from banks and other financial institutions, and $719.8 million loans from related parties. During the six months ended June 30, 2017, we borrowed additional $125.1 million loans from banks and other financial institutions, and $981.8 million loans from related parties, and repaid $174.7 million loans from banks and other financial institutions, $416 million from related parties, and $29.1 million loans from third party loans.

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we guaranteed payment for a related party of approximately $307.4 million (RMB 2,000 million) for two bank loans. Approximately $234.7 million (RMB 1.5 billion) loans were repaid upon maturity in January 2018 and February 2018, respectively. The remaining loan balance of $72.6 million (RMB 498.5 million) is still outstanding as of June 30, 2019. We guaranteed the payments for this related party.

As of June 30, 2019, we had no gold lease outstanding. The Company may sign new gold lease agreements with the banks when necessary.

 Obligations and Commitments

The following table sets forth our contractual obligations as of June 30, 2019:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank loans (1)	$174,753,888	$-	$174,753,888	$-	$-
Short-term bank loans (2)	1,537,483,686	1,537,483,686	-	-	-
Related party loans (3)	492,288,116	72,593,313	419,694,803	-	-
Operating leases liability (4)	248,360	88,170	160,190	-	-
Total	$2,204,774,050	$1,610,165,169	$594,608,881	$-	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)	On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $84,886 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. The lease agreement was further amended on September 1, 2018, pursuant to which the store space was no longer leased.

On January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities. As of June 30, 2019, total operating lease liabilities amounted to $248,360.

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $114.7 million in cash and approximately $16 million restricted cash. We have financed our operations with cash flow generated from operations and primarily through borrowings from various financial institutions as well as from related parties.

As of June 30, 2019, we had total outstanding loans of approximately $2,199.6 million (including $1,532.5 million short-term loans, $174.8 million long-term loans, and $492.3 million related party loans). For additional information regarding our loans, please see Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of June 30, 2019, the Company had working capital of approximately $1,221.1 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months from the date we issue this Form 10Q. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financings to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, while our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of the RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past eleven years, RMB has appreciated 9.3% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 6.8668 on June 30, 2019). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our borrowings from banks and other financial institutions as of June 30, 2019, were approximately $1,707.3 million, and interest expense paid for these loans was approximately $82.8 million for the six months ended June 30, 2019.

For the six months ended June 30, 2019, our weighted average interest rate was approximately 9.7%. We do not expect the interest expense will be changed dramatically and we currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Inflation Risk

We do not believe inflation has had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended June 30, 2019. However, we cannot be sure inflation will not have an adverse impact on our operating results, financial condition, plans for operations or other capital expenditures in future periods.

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

In connection with the preparation of this report, management determined that, as of June 30, 2019, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses as identified during 2018 annual audit:

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

Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting occurred during the six months ended June 30, 2019, which are reasonably likely to materially affect our internal control over financial reporting:

•	We have begun to implement segregation of duties for accounting personnel who prepare and review journal entries.

•	We have begun to implement and maintain proper recording of the leased gold inventory with related parties and the related party loan agreements and restricted cash.

We believe these efforts are likely to improve our internal controls. We recognize that we must continue to implement policies and procedures to further enhance our internal controls. Except for the actions taken to remedy the material weaknesses described above, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably to have materially affect, our internal control over financial reporting during our six months ended June 30, 2019. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions.

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

Our business depends directly on the performance of roughly 300 of our major distributors, which we also refer to as our customers. No customer accounted for more than 10% of our total sales for the three and six months ended June 30, 2019 and 2018. As all purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors requires time and efforts by our management, and replacing any existing distributor would be difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our product distributions and harm our net sales.

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

	High	Low
2019
First Quarter	$0.90	$0.74
Second Quarter	$0.92	$0.59

2018
First Quarter	$2.02	$1.23
Second Quarter	$1.44	$1.21
Third Quarter	$1.27	$1.00
Fourth Quarter	$1.04	$0.75

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Trust Loan Contract (English translation), dated January 17, 2019, between Wuhan Kingold Jewelry Company Limited and North International Trust Co., Ltd. (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed with the Commission on April 2, 2019).
10.2	Trust Loan Contract (English translation), dated January 24, 2019, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Co., Ltd. (incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-K filed with the Commission on April 2, 2019).
10.3	Asset Income Rights Transfer and Repurchase Agreement (English translation), dated March 12, 2019, between Wuhan Kingold Jewelry Company Limited and Tianjin Trust Co., Ltd.(incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed with the Commission on April 2, 2019).
10.4	Trust Loan Contract (English translation), dated May 24, 2019, between Wuhan Kingold Jewelry Company Limited and Minsheng Trust Co., Ltd.*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated August 9, 2019, titled “Kingold Jewelry Reports Financial Results For the Second Quarter and Six Months Ended June 30, 2019.”*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2019

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

Page 79 of 79