Form 10-Q
period 2019-09-30
KINGOLD JEWELRY, INC.
filed 2019-11-12
CIK 1089531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2019

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

As of November 7, 2019, there were 11,020,744 shares of common stock outstanding, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page Number
PART I. FINANCIAL INFORMATION		5

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	5

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	7

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months ended September 30, 2019 and 2018 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2019 and 2018 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION		61

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 3.	Defaults Upon Senior Securities	79

Item 4.	Mine Safety Disclosures	79

Item 5.	Other Information	79

Item 6.	Exhibits	80

Signatures		81

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KINGOLD JEWELRY, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

 (UNAUDITED)

	September 30,	December 31,
	2019	2018
		(Audited)
ASSETS
Cash	$651,318	$233,391
Restricted cash	14,632,279	4,798,185
Accounts receivable	654,455	451,059
Inventories	268,214,300	127,034,673
Investments in gold	2,323,335,559	1,593,557,391
Value added tax recoverable	242,624,812	259,582,324
Short-term investments	195,062,420	-
Prepaid expenses and other current assets	374,843	87,590
Total current assets	3,045,549,986	1,985,744,613

Property and equipment, net	4,420,547	5,395,330
Restricted cash	1,681,073	7,766,372
Investments in gold	267,177,647	700,225,896
Land use right	373,324	395,719
Other noncurrent assets	459,524	285,768
Total long-term assets	274,112,115	714,069,085
TOTAL ASSETS	$3,319,662,101	$2,699,813,698

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Short term loans	$1,423,679,826	$1,034,947,774
Related party loan	69,832,280	72,699,779
Due to related party	4,410,957	3,976,742
Income tax payable	18,050,006	18,504,197
Other taxes payable	2,184,430	2,577,102
Convertible notes payable, net of discount	599,739	-
Derivative liabilities	267,000	-
Accrued expenses and other payables	17,682,301	15,749,564
Total current liabilities	1,536,706,539	1,148,455,158

Deferred tax liabilities	127,501,207	24,218,911
Related party loans	534,228,724	373,327,862
Long term loans	168,107,252	515,477,020
Other long-term liability	154,098	-
TOTAL LIABILITIES	2,366,697,820	2,061,478,951

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued or outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,018,955 shares issued and outstanding as of September 30, 2019 and December 31, 2018*	11,019	11,019
Additional paid-in capital	224,420,422	224,348,001
Retained earnings
Unappropriated	348,178,634	353,213,325
Appropriated	967,543	967,543
Accumulated other comprehensive income, net of tax	379,386,663	59,794,859
Total Shareholders’ Equity	952,964,281	638,334,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,319,662,101	$2,699,813,698

* Retrospectively restated for effect of 1-for-6 reverse stock split, see Note 15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN U.S. DOLLARS)

(UNAUDITED)

	For the nine months ended September 30,		For the three months ended September 30,
	2019	2018	2019	2018
NET SALES	$1,434,337,556	$1,844,491,390	$382,790,132	$626,171,072
COST OF SALES
Cost of sales	(1,293,608,652)	(1,654,427,318)	(367,382,898)	(564,685,762)
Depreciation	(724,359)	(801,384)	(235,731)	(255,546)
Total cost of sales	(1,294,333,011)	(1,655,228,702)	(367,618,629)	(564,941,308)

GROSS PROFIT	140,004,545	189,262,688	15,171,503	61,229,764

OPERATING EXPENSES
Selling, general and administrative expenses	11,617,494	7,399,734	2,265,898	2,424,458
Stock compensation expenses	5,364	16,092	-	5,364
Depreciation	258,110	406,962	92,438	146,475
Amortization	8,261	8,703	2,690	2,767
Lease expense	62,943	197,811	20,500	62,888
Total operating expenses	11,952,172	8,029,302	2,381,526	2,641,952

INCOME FROM OPERATIONS	128,052,373	181,233,386	12,789,977	58,587,812

OTHER INCOME (EXPENSES)
Other Income	-	64,433	-	64,433
Interest Income	908,416	1,384,438	271,304	562,294
Interest expense, including amortization of debt issuance costs of $2,187,956 and $3,482,031 for the three months, and $6,738,816 and $8,042,451 for the nine months ended September 30, 2019 and 2018, respectively	(135,252,496)	(128,898,077)	(44,911,067)	(41,479,730)
Total other expenses, net	(134,344,080)	(127,449,206)	(44,639,763)	(40,853,003)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	(6,291,707)	53,784,180	(31,849,786)	17,734,809

INCOME TAX PROVISION (BENEFIT)
Current	17,292,113	9,214,312	6,481,926	1,787,717
Deferred	(18,549,129)	4,523,643	(14,327,255)	2,699,588
Total income tax provision (benefit)	(1,257,016)	13,737,955	(7,845,329)	4,487,305

NET INCOME (LOSS)	(5,034,691)	40,046,225	(24,004,457)	13,247,504

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investments in gold, net of tax	363,076,281	(56,908,875)	209,005,270	(18,935,552)
Foreign currency translation loss	(43,484,477)	(19,080,264)	(41,688,955)	(13,077,661)
Total other comprehensive income (loss)	$319,591,804	$(75,989,139)	$167,316,315	$(32,013,213)

COMPREHENSIVE INCOME (LOSS)	$314,557,113	$(35,942,914)	$143,311,858	$(18,765,709)
Earnings (loss) per share
Basic	$(0.46)	$3.63	$(2.18)	$1.20
Diluted	$(0.46)	$3.62	$(2.18)	$1.20
Weighted average number of shares*
Basic	11,018,955	11,018,955	11,018,955	11,018,955
Diluted	11,018,955	11,051,897	11,018,955	11,020,225

* Retrospectively restated for effect of 1-for-6 reverse stock split, see Note 15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN U.S. DOLLARS)

(UNAUDITED)

	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,034,691)	40,046,225
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation of property and equipment	982,469	1,208,346
Amortization of intangible assets	8,261	8,703
Amortization of debt issuance costs included in interest expense	6,738,816	8,042,451
Interest expense of convertible notes	4,292	-
Amortization of deferred financing cost associated with convertible notes issuance	39,505	-
Share based compensation for services and warrants expense	5,364	16,092
Deferred tax (benefit) provision	(18,549,129)	4,523,643
Changes in operating assets and liabilities
Accounts receivable	(228,675)	558,165
Inventories	(63,300,010)	321,200,297
Other current assets and prepaid expenses	(493,635)	(752,148)
Value added tax recoverable	7,776,713	84,623,088
Other payables and accrued expenses	2,749,526	769,590
Investment income from short-term investment	(72,862)	-
Income tax payable	(212,447)	748,416
Other taxes payable	(310,511)	359,224
Net cash (used in) provided by operating activities	(69,897,014)	461,352,092

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(326,565)	(491,136)
Purchase of short-term investments	(246,592,662)	-
Redemption of short-term investments	43,790,262	-
Net cash used in investing activities	(203,128,965)	(491,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans - short term	349,034,006	-
Repayments of other loans - short term	(382,829,071)	(554,840,248)
Proceeds from other loans - long term	131,130,344	435,804,951
Repayment of related party loans- short-term	(220,916)	(230,227,311)
Proceeds from related party loan- long-term	306,582,758	443,110,831
Repayment of related party loan- long-term	(125,056,810)	(534,050,005)
Repayment of loan origination fees	(2,163,651)	(6,578,966)
Gross proceeds from issuance of convertible notes	1,000,000	-
Payments of deferred financing costs associated with convertible notes	(110,000)	-
Borrowings from related party	508,202	965,643
Net cash provided by (used in) financing activities	277,874,862	(445,815,105)

EFFECT OF EXCHANGE RATES ON CASH AND RESTRICTED CASH	(682,161)	(4,229,857)
NET INCREASE IN CASH AND RESTRICTED CASH	4,166,722	10,815,994
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	12,797,948	17,924,397
CASH AND RESTRICTED CASH, END OF PERIOD	$16,964,670	28,740,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$126,137,400	120,133,935
Cash paid for income tax	$17,504,560	8,465,896

NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in gold transferred to inventories	$497,824,202	557,866,549
Inventories transferred to investments in gold	$416,042,035	502,451,549
Unrealized gain (loss) on investments in gold, net of tax	$363,076,281	(56,908,875)
Right-of-use assets obtained in exchange for operating lease obligations	$184,192	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other
	Par value		Par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares*	Amount	capital	earnings	earnings	Gain (deficit)	Total
Balance at June 30, 2018	-	$-	11,018,955	$11,019	$80,443,271	$330,465,332	$967,543	$(38,821,255)	$373,065,910

Options granted for services	-	-	-	-	5,364	-	-	-	5,364
Net income for the period	-	-	-	-	-	13,247,504	-	-	13,247,504
Unrealized loss related to investments in gold	-	-	-	-	-	-	-	(18,935,552)	(18,935,552)
Foreign currency translation loss	-	-	-	-	-	-	-	(13,077,661)	(13,077,661)
Balance at September 30, 2018	-	$-	11,018,955	$11,019	$80,448,635	$343,712,836	$967,543	$(70,834,468)	$354,305,565

Balance at June 30, 2019	-	$-	11,018,955	$11,019	$224,353,365	$372,183,091	$967,543	$212,070,348	$809,585,366

Issuance of warrants associated with convertible notes	-	-	-	-	67,057	-	-	-	67,057
Net loss for the period	-	-	-	-	-	(24,004,457)	-	-	(24,004,457)
Unrealized gain related to investments in gold	-	-	-	-	-	-	-	209,005,270	209,005,270
Foreign currency translation loss	-	-	-	-	-	-	-	(41,688,955)	(41,688,955)
Balance at September 30, 2019	-	$-	11,018,955	$11,019	$224,420,422	$348,178,634	$967,543	$379,386,663	$952,964,281

* Retrospectively restated for effect of 1-for-6 reverse stock split, see Note 15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KINGOLD JEWELRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN U.S. DOLLARS)

(UNAUDITED)

	Preferred stock		Common stock		Additional	Unappropriated	Appropriated	Accumulated other
	Par value		Par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares*	Amount	capital	earnings	earnings	Gain (deficit)	Total
Balance at December 31, 2017	-	$-	11,018,955	$11,019	$80,432,543	$303,666,611	$967,543	$5,154,671	$390,232,387

Options granted for services	-	-	-	-	16,092	-	-	-	16,092
Net income for the period	-	-	-	-	-	40,046,225	-	-	40,046,225
Unrealized loss related to investments in gold	-	-	-	-	-	-	-	(56,908,875)	(56,908,875)
Foreign currency translation loss	-	-	-	-	-	-	-	(19,080,264)	(19,080,264)
Balance at September 30, 2018	-	$-	11,018,955	$11,019	$80,448,635	$343,712,836	$967,543	$(70,834,468)	$354,305,565
				-
Balance at December 31, 2018	-	$-	11,018,955	$11,019	$224,348,001	$353,213,325	$967,543	$59,794,859	$638,334,747

Options granted for services	-	-	-	-	5,364	-	-	-	5,364
Issuance of warrants associated with convertible notes					67,057				67,057
Net loss for the period	-	-	-	-	-	(5,034,691)	-	-	(5,034,691)
Unrealized gain related to investments in gold	-	-	-	-	-	-	-	363,076,281	363,076,281
Foreign currency translation loss	-	-	-	-	-	-	-	(43,484,477)	(43,484,477)
Balance at September 30, 2019	-	$-	11,018,955	$11,019	$224,420,422	$348,178,634	$967,543	$379,386,663	$952,964,281

* Retrospectively restated for effect of 1-for-6 reverse stock split, see Note 15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

The accompanying unaudited condensed consolidated financial statements of Kingold Jewelry, Inc. (“Kingold” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 2, 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of Kingold, Dragon Lead, Wuhan Vogue-Show and Wuhan Kingold. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, inventory valuation, allowance for doubtful accounts, deferred income tax, and allowance for investments in gold. Actual results could differ from those estimates.

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2019 and December 31, 2018, the Company had restricted cash (current and non-current) of $16,313,352 and $12,564,557, respectively. All restricted cash was related to the various loans with banks and financial institutions – see Note 5 – Loans.

Accounts Receivable

The Company generally receives cash payment upon delivery of a product, but may extend unsecured credit to its customers in the ordinary course of business. The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of the customers and current relationships with them. As of September 30, 2019 and December 31, 2018, there was no allowance recorded as the Company considers all of the accounts receivable fully collectible.

Inventories

Inventories are stated at the lower of cost and net realizable value, and cost is calculated on the weighted average basis. As of September 30, 2019 and December 31, 2018 there was no lower of cost or market adjustment because the carrying value of the Company’s inventories was lower than the current and expected market price of gold. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overhead and other costs incurred in bringing the inventories to their present condition.

Short-term Investments

The Company’s short-term investments consist of wealth management financial products issued by financial institutions, which are redeemable at any time. The financial institutions invest the funds in certain financial instruments, including money market funds, private fund, bonds or mutual funds, mostly with a floating rate of return on these investments. The carrying values of the Company’s short-term investments approximate fair value because of their short-term nature. The interest earned is recognized in the consolidated statements of income and comprehensive income (loss) over the contractual term of these investments. The Company had short-term investments of $195,062,420 and $nil as of September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019, $72,862 and nil of investment income has been reported on the Company’s short-term investments.

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

Long-Lived Assets

Certain assets such as property, plant and equipment and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that triggered a review of impairment of long-lived assets as of September 30, 2019 and December 31, 2018.

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

Revenue by category

Revenue by major product line was as follows for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Branded production sales	$378,320,309	$612,836,724	$1,404,815,559	$1,808,294,992
Customized production sales	4,376,793	13,279,852	29,282,905	35,961,620
Trade in product sales	42,336	54,496	92,658	103,514
Other	50,694	-	146,434	131,264
	$382,790,132	$626,171,072	$1,434,337,556	$1,844,491,390

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at September 30, 2019 and December 31, 2018.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

To the extent applicable, the Company records interest and penalties as a general and administrative expense. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2016 and after. As of September 30, 2019, the tax years ended December 31, 2013 through December 31, 2018 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

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

		September 30, 2019		September 30, 2018		December 31, 2018
Balance sheet items, except for equity, as of the period ended	US$	1=RMB 7.1383	US$	1=RMB 6.8683	US$	1=RMB 6.8776
Amounts included in the statements of operations and cash flows for the periods presented	US$	1=RMB 6.8634	US$	1=RMB 6.5153	US$	1=RMB 6.6163

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The unrealized gain or loss resulting from the change of the fair market value from the gold investments and the foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ are reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of income and comprehensive income (loss).

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

Recent Accounting Pronouncements

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its unaudited condensed consolidated financial statements.

 In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and Accounting Standards Update 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our unaudited condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories as of September 30, 2019 and December 31, 2018 consisted of the following:

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Raw materials (A)	$152,476,550	$-
Work-in-progress (B)	71,111,074	87,160,453
Finished goods (C)	44,626,676	39,874,220
Total inventories	$268,214,300	$127,034,673

(A)	Included 4,433,222 grams of Au9999 gold as of September 30, 2019 and Nil Au9999 gold as of December 31, 2018.

(B)	Included 2,087,344 grams of Au9999 gold as of September 30, 2019 and 2,570,232 grams of Au9999 gold as of December 31, 2018.

(C)	Included 1,304,899 grams of Au9999 gold as of September 30, 2019 and 1,168,892 grams of Au9999 gold as of December 31, 2018.

No lower of cost or net realizable value adjustment was recorded at September 30, 2019 and December 31, 2018, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Buildings	$2,201,744	$2,285,203
Plant and machinery	17,062,772	17,703,977
Motor vehicles	231,723	240,507
Office and electric equipment	1,561,626	1,454,793
Leasehold improvements	1,414,654	1,466,654
Subtotal	22,472,519	23,151,134
Less: accumulated depreciation	(18,051,972)	(17,755,804)
Property and equipment, net	$4,420,547	$5,395,330

Depreciation and amortization expenses for the three and nine months ended September 30, 2019 was $328,169 and $982,469, respectively. Depreciation and amortization expenses for the three and nine months ended September 30, 2018 was $402,021 and $1,208,346, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS

Short term loans consist of the following:

		As of
		September 30, 2019	December 31, 2018
		(Unaudited)
(a)	Loans payable to Evergrowing Bank - Yantai Huanshan Road Branch	$27,946,563	$72,699,779
(b)	Loans payable to Sichuan Trust - gross amount	210,134,066	145,399,558
	Loans payable to Sichuan Trust - deferred financing cost	(747,160)	-
(c)	Loans payable to Zheshang Jinhui Trust - gross amount	-	62,725,369
	Loans payable to Zheshang Jinhui Trust - deferred financing cost	-	(18,547)
(d)	Loan payable to China Aviation Trust - gross amount	40,625,919	45,073,863
	Loan payable to China Aviation Trust - deferred financing cost	(338,549)	(44,456)
(e)	Loans payable to National Trust - gross amount	-	50,889,845
	Loans payable to National Trust - deferred financing cost	-	(30,023)
(f)	Loans payable to Anxin Trust	210,134,066	354,774,921
(g)	Loans payable to China Construction Bank	-	42,165,871
(h)	Loans payable to Minsheng Trust	574,366,446	145,399,560
	Loans payable to Minsheng Trust- deferred financing cost	(964,256)	-
(i)	Loans payable to Dongguan Trust	140,089,377	-
(i)	Loans payable to Dongguan Trust-deferred financing cost	(487,978)	-
(j)	Loans payable to Chang’An Trust - gross amount	112,331,440	116,589,437
	Loans payable to Chang’An Trust– deferred financing cost	(75,110)	(677,403)
(k)	Loans payable to Sichuan Trust	43,427,707	-
(l)	Loans payable to Northern International Trust	42,021,210	-
(m)	Loans payable to Zhangjiakou Bank	25,216,085	-
	Total short term loans	$1,423,679,826	$1,034,947,774

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(a) Loans payable to Evergrowing Bank – Yantai Huanshan Road Branch

From February 24, 2016 to March 24, 2016, Wuhan Kingold signed ten Loan Agreements with the Yantai Huangshan Road Branch of Evergrowing Bank for loans of approximately $140.1 million (RMB 1 billion) in aggregate. The purpose of the loans was for purchasing gold. The original terms of loans are two years and bear fixed interest of 4.75% per year. Based on the loan repayment plan as specified in the loan agreements, $140,089 (RMB 1 million) was repaid in August 2016, $140,089 (RMB 1 million) was repaid on February 23, 2017 and another $140,089 (RMB 1 million) was repaid in August 23, 2017. The Company repaid approximately $69.6 million (RMB 497 million) to Evergrowing bank Yantai Huangshan Road Branch upon maturity.

For the remaining balance of approximately $70.0 million (RMB 500 million), the Company entered into a loan extension agreement with the bank to extend the loan borrowing period for additional seven months until October 2018, with the new interest rate of 6.5% per year. The loans are secured by 2,735 kilograms of Au9999 gold in aggregate with carrying value of approximately $89.1 million (RMB 635.9 million) and are guaranteed by the CEO and Chairman of the Company. Upon the maturity of these loans, the Company entered into a series of supplemental agreements with Yantai Huanshan Road Branch of Evergrowing Bank to extend the term of the loan for additional 12 months, with new maturity dates between October 9, 2019 and October 21, 2019. From April to September 2019, the Company repaid total of $42.1 million (RMB 300.5 million) to Evergrowing bank Yantai Huangshan Road Branch. As of September 30, 2019, the outstanding loans payable to Evergrowing bank Yantai Huangshan Road Branch amounted to approximately $27.9 million (RMB 199.5 million).

The loan was subsequently matured in October 2019, and the Company signed supplemental agreement with the bank to extend the loan repayment date to March 23, 2020.

(b) Loans payable to Sichuan Trust

On September 7, 2016, the Company entered into two trust loan agreements with the Sichuan Trust Ltd. (“Sichuan Trust”) to borrow a maximum of approximately $280.2 million (RMB 2 billion) as working capital loan. The required annual interest rate is 8.46%. The Company paid the first interest payment equal to 1.21% of the principle received as loan origination fee on annual basis, then the rest of interest payments are calculated based on a fixed interest rate of 7.25%. The Company pledged 7,258 kilograms of Au9999 gold with carrying value of approximately $236.4 million (RMB 1.7 billion) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $2.1 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. As of September 30, 2019, the Company received an aggregate of approximately $210.1 million (RMB 1.5 billion) from the loan.

These loans originally have maturity dates between September 20, 2018 and November 30, 2018. During the year ended December 31, 2018, these loans were extended to have maturity dates between November 20, 2019 and January 30, 2020. Therefore, approximately $72.7 million (RMB 500 million) was recorded as long term as of December 31, 2018. During the nine months ended September 30, 2019, such amount has been reclassified as short-term loan based on its current maturity. As of September 30, 2019, 7,258 kilograms of Au999 gold with carrying value of approximately $236.4 million (approximately RMB 1.7 billion) was pledged as collateral to secure the loans.

The Company paid approximately $5.1 million (RMB 36.3 million) as loan origination fee in 2017 and 2016 for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $2.2 million (RMB 14.6 million) and approximately $3.1 million (RMB 20 million) deferred financing costs were amortized, respectively. Amortization of deferred financing costs amounted to $0.4 million (RMB 3.2 million) and approximately $1.3 (RMB 9.5 million) million for the three and nine months ended September 30, 2019, respectively. Amortization of deferred financing costs amounted to $0.6 million (RMB 4.4 million) and approximately $2.1 million (RMB 13.4 million) for the three and nine months ended September 30, 2018, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(c) Loans payable to Zheshang Jinhui Trust

In November 2017, Wuhan Kingold entered into a Trust Loan Contract with Zheshang Jinhui Trust. The agreement allows the Company to access a total of approximately $140.1 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 7.7% with a term of 24 months and is secured by 3,264 kilograms of Au9999 gold in aggregate with carrying value of approximately $106.3 million (RMB 758.5 million). The Company also made a restricted deposit of approximately $0.9 million (RMB 6.3 million) to secure these loans. The loan is also guaranteed by the CEO and Chairman of the Company. The loan has been fully repaid before June 2019 and the pledged gold and restricted cash was released and returned upon the repayment.

The Company paid approximately $1.3 million (RMB 9.5 million) as loan origination fee for obtaining the Zhejiang Jinhui Trust loans in November 2017. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $1.4 million (RMB 9.0 million) and $0.1 million (RMB 0.3 million) deferred financing costs were amortized related to the loans. For the three and nine months ended September 30, 2019, $Nil and $0.02 million (RMB 127,561) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2018, approximately $0.3 million (RMB 1.9 million) and $0.9 million (RMB 5.6 million) deferred financing cost was amortized, respectively.

(d) Loans payable to China Aviation Trust

On January 25, 2017, Wuhan Kingold entered into a trust loan agreement with China Aviation Trust Ltd. to borrow a maximum of approximately $43.4 million (RMB 310 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8%. The Company pledged 1,647 kilograms of Au9999 gold with carrying value of approximately $53.0 million (RMB 378.4 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $0.4 million (RMB 3.1 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. In January 2019, the Company made fully repayment to China Aviation Trust, The pledged gold and restricted deposit were released and returned upon the repayment.

The Company paid approximately $1.3 million (RMB 9.3 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.7 million (RMB 4.7 million) and $0.7 million (RMB 4.3 million) deferred financing costs were amortized, respectively. For the three and nine months ended September 30, 2019, $Nil and $42,833 (RMB 305,753) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2018, approximately $0.2 million (RMB 1.2 million) and $0.5 million (RMB 3.5 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

In addition, on September 7, 2016, the Company entered into another trust loan agreement with China Aviation Capital Investment Management (Shenzhen) (“China Aviation Capital”) to borrow a maximum of approximately $84.1 million (RMB 600 million) as working capital loan. The first installment of the loan was approximately $40.6 million (RMB 290 million) to mature on September 6, 2018. The Company is required to make interest payments calculated based on a fixed annual interest rate of 7.5% and a one-time consulting fee of 3% based on the principal amount received as loan origination fee. The Company pledged 1,473 kilograms of Au9999 gold with carrying value of approximately $48 million (RMB 342.5 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The loan was extended upon maturity for another 18 months with a new maturity date of March 5, 2020. As of September 30, 2019, based on its current maturity, the $40.6 million loan from China Aviation Capital has been reclassified as short-term loan. The Company is required to pay interest based on a fixed annual interest rate of 10% and a one-time consulting fee of 3% based on the principal amount extended as loan origination fee.

For the September 7, 2016 loans from China Aviation Trust, the Company paid totally approximately $1.2 million (RMB 8.7 million) during 2018 as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the years ended December 31, 2018 and 2017, approximately $0.7 million (RMB 4.9 million) and $0.7 million (RMB 4.4 million) deferred financing costs were amortized, respectively. For the three and nine months ended September 30, 2019, approximately $0.2 million (RMB 1.5 million) and $0.6 million (RMB 4.4 million) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2018, approximately $0.1 million (RMB 0.8 million) and $0.4 million (RMB 3 million) deferred financing cost was amortized, respectively.

As of September 30, 2019, the Company had the availability to borrow additional approximately $43.4 million (RMB 310 million) from China Aviation Capital under the above-mentioned loan agreements.

(e) Loans payable to National Trust

On February 28, 2017, Wuhan Kingold entered into a trust loan agreement with National Trust Ltd. (“National Trust”) to borrow a maximum of approximately $49.0 million (RMB 350 million) for working capital with a period of 24 months from the date of releasing the loan. The Company is required to make interest payments that are calculated based on a fixed annual interest rate of 8.617%. The Company pledged 1,745 kilograms of Au9999 gold with carrying value of approximately $57.1 million (RMB 408.1 million) as collateral to secure this loan. The loan is guaranteed by the CEO and Chairman of the Company. The loan was fully repaid on March 1, 2019, and the pledged gold was released and returned upon the repayment.

The Company paid approximately $0.4 million (RMB 2.6 million) as loan origination fee for obtaining the loan. The loan origination fee was recorded as deferred financing cost against the loan balance. The loan origination fee was recorded as deferred financing cost against the loan balance. For the three and nine months ended September 30, 2019, $Nil and $28,926 (RMB 206,486) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2018, approximately $0.05 million (RMB 0.3 million) and $0.1 million (RMB 0.9 million) deferred financing cost was amortized, respectively.

 KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(f) Loans payable to Anxin Trust Co., Ltd

In January 2016, Wuhan Kingold signed a Collective Trust Loan Agreement with Anxin Trust Co., Ltd. (“Anxin Trust”). The agreement allowed the Company to access of approximately $420.3 million (RMB 3 billion) within 60 months. Each individual loan will bear a fixed annual interest of 14.8% or 11% with various maturity dates from February 19, 2019 to October 12, 2019. The purpose of this trust loan was to provide working capital for the Company to purchase gold. The loan is secured by 15,450 kilograms of Au9999 gold in aggregate with carrying value of approximately $504.3 million (RMB 3.6 billion). The loan is also guaranteed by the CEO and Chairman of the Company. As of December 31, 2018, the Company received full amount from the loan.

During the year ended December 31, 2018, the Company repaid approximately $78.5 million (RMB 0.56 billion), which resulted in an outstanding balance of approximately $341.8 million (RMB 2.44 billion) as of December 31, 2018 reported as short term loans. The Company also made a restricted deposit of approximately $3.4 million (RMB 24 million) to secure the rest of these loans. The deposit will be refunded when the loan is repaid upon maturity.

In February and March 2019, the Company made repayments total of approximately $26.9 million (RMB 192 million) and extended the loans of approximately $17.8 million (RMB 127 million) which originally due on March 29, 2019 to April 10, 2019.  In April and June 2019, the Company made repayments total of approximately $99.2 million (RMB 708 million) to Anxin Trust Co., Ltd., and 5,580 kilograms of Au999 pledged gold with carrying value of approximately $55.4 million (RMB 395.3 million) has been released and returned upon the repayment. In August 2019, the Company made additional repayment of approximately $5.6 million (RMB 40 million) to Anxin Trust. 2,470 kilograms of pledged gold has been released and returned to inventory pool.

As of September 30, 2019, total outstanding loan payable to Anxin Trust amounted to approximately $210.1 million (RMB 1.5 billion), among which (1) $140.1 million (RMB 1 billion) matured in September 2019 but not repaid because the Company negotiated with Anxin Trust and extended the insurance coverage date to October 18, 2019, and subsequently further extended the insurance coverage date to December 18, 2019 and accordingly postponed the maturity date of $140.1 million loan to December 18, 2019. (2) The remaining $70.0 million (RMB 500 million) subsequently matured on October 11, 2019 and October 12, 2019, and the Company repaid RMB 100 million (approximately $14.0 million) to Anxin Trust upon loan maturity and then entered into a supplemental agreement with Anxin Trust to extend the loan term of RMB 400 million (approximately $56.0 million) for additional one year, with new maturity date in October 2020. As of September 30, 2019, 7,400 kilograms of Au999 gold with carrying value of approximately $241.0 million (approximately RMB 1.72 billion) was pledged as collateral to secure the loans.

(g) Loan payable to China Construction Bank

In September 2018, Wuhan Kingold signed a Loan Agreement with Wuhan Jiang’An Branch of China Construction Bank for a loan of approximately $16.5 million (RMB 118 million). The purpose of this loan is to provide working capital for the Company to purchase gold. The term of the loan is one year with maturity date of September 19, 2019 and bears fixed interest of 4.35% per year. As of December 31, 2018, the Company received full amount from the loan.

In September 2018, Wuhan Kingold signed a second Loan Agreement with Wuhan Jiang’An Branch of China Construction Bank for a loan of approximately $24.1 million (RMB 172 million). The purpose of this loan is to provide working capital for the Company to purchase gold. The term of the loan is one year with maturity date of September 25, 2019 and bears fixed interest of 4.35% per year. As of December 31, 2018, the Company received full amount from the loan.

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

The above-mentioned loans payable to China Construction Bank have been fully repaid upon maturity in September 2019.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(h) Loan payable to Minsheng Trust

On December 26, 2017, the Company entered into a Trust Loan Contract in the amount of no more than approximately $210.1 million (RMB 1.5 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 24-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 30 months. The loans have different maturity date from January 3, 2020 to June 24, 2020. The Trust Loan bears interest at a fixed annual rate of 9.2%. The Company received total of $210.1 million (RMB 1.5 billion) loans from Minsheng Trust under this agreement. The loan is secured by 7,887 kilograms of Au9999 gold in aggregate with carrying value of approximately $260.3 million (RMB 1.9 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $2.1 million (RMB 15 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. This loan was originally recorded as long-term loans payable as of December 31, 2018. Based on its current maturity, it has been reclassified as short-term loans payable as of September 30, 2019. The Company paid approximately $7.5 million (RMB 53.5 million) as loan origination fee for obtaining this loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For the year ended December 31, 2018 approximately $4.0 million (RMB 26.6 million) deferred financing cost was amortized. For the three and nine months ended September 30, 2019, $0.94 million (RMB 6.7 million) and $2.8 million (RMB 19.99 million) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2018, approximately $1.5 million (RMB 9.6 million) deferred financing cost was amortized.

On October 10, 2018, the Company entered into another Trust Loan Contract in the amount of no more than approximately $140.1 million (RMB 1.0 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 10.5%. The loan is secured by 5,356 kilograms of Au9999 gold in aggregate with carrying value of approximately $175.3 million (RMB 1.3 billion). The loan is also guaranteed by the CEO and Chairman of the Company.

In addition, on December 21, 2018, the Company entered into another Trust Loan Contract in the amount of no more than approximately $140.1 million (RMB 1.0 billion) with China Minsheng Trust Co., Ltd. (“Minsheng Trust”). The purpose of the trust loan is to supplement liquidity needs. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 11%. The loan is secured by 5,225.7 kilograms of Au9999 gold in aggregate. For the total raw material gold pledged, 2,971.21 kilograms were from the Company with carrying value of approximately $101.7 million (RMB 726.1 million) and the remaining 2,254.49 kilograms were from one related party Wuhan Kingold Group controlled by the CEO and Chairman with carrying value of approximately $87.9 million (RMB 627.1 million). The loan is also guaranteed by the CEO and Chairman of the Company. The loan installments were released to the Company from January 15 to January 21, 2019.

On May 24, 2019, the Company entered into another Trust Loan Contract with Minsheng Trust to borrow approximately $84.1 million (RMB 600 million) as working capital. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 18 months. The Trust Loan bears interest at a fixed annual rate of 11%. The loan is secured by 2,990 kilograms of Au9999 gold in aggregate with carrying value of approximately $111.1 million (RMB 793.3 million). The loan is also guaranteed by the CEO and Chairman of the Company.

As of September 30, 2019 the aggregate outstanding loans payable to Mingsheng Trust amounted to approximately $574.4 million, among which approximately $78.8 million (RMB 526.6 million) has been subsequently repaid upon maturity in October 2019.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(i) Loans payable to Dongguan Trust

In July 2018, Wuhan Kingold entered into a gold income rights transfer and repurchase agreement (the “Agreement”) with Dongguan Trust. The Agreement allows the Company to borrow up to approximately $140.1 million (RMB 1 billion) to exchange the income earning rights of the Company. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 11% over a term of 18 months. The Company determined that this Agreement is essentially a loan agreement due to the nature of this transaction. This loan is secured by 4,974 kilograms of Au9999 gold in aggregate with carrying value of approximately $159.7 million (RMB 1,140 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.4 million (RMB 10 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity. This loan was originally recorded as long-term loans payable as of December 31, 2018 and has been reclassified as short-term loans payable as of September 30, 2019, based on its current maturity.

The Company paid approximately $2.1 million (RMB 15 million) as loan origination fee for obtaining this loan. The loan origination fee was recorded as deferred financing cost against the loan balance. For year ended December 31, 2018, approximately $0.6 million (RMB 3.9 million) deferred financing cost was amortized. For the three and nine months ended September 30, 2019, approximately $0.4 million (RMB 2.6 million) and $1.1 million (RMB 7.6 million) deferred financing cost was amortized, respectively.

(j) Loans payable to Chang’An Trust

In September 2017, Wuhan Kingold entered into a Trust Loan Contract with Chang’An Trust. The agreement allows the Company to access a total of approximately $140.1 million (RMB 1 billion) for the purpose of working capital needs. The loan bears a fixed annual interest of 10% with a term of 24 months and is secured by 4,784 kilograms of Au9999 gold in aggregate with carrying value of approximately $157.5 million (RMB 1.1 billion). The loan is also guaranteed by the CEO and Chairman of the Company. The Company also made a restricted deposit of approximately $1.4 million (RMB 10 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. On September 30, 2018, the Company made repayment of approximately $2.8 million (RMB 20 million). On October 31, 2018, the Company made additional repayment of approximately $25.9 million (RMB 178.2 million) to Chang'An Trust. As of September 30, 2019, the balance of loans from Chang’An Trust was approximately $112.3 (RMB 801.9 million), among which approximately $77.6 million (RMB 554.2 million) subsequently matured in October and early November 2019, and the Company entered into supplemental agreement with Chang’An Trust to extend the loan repayment date of these loans to December 27, 2019.

The Company paid approximately $1.5 million (RMB 11 million) as loan origination fee for obtaining the loans. The loan origination fee was recorded as deferred financing cost against the loan balance.  For the three and nine months ended September 30, 2019, approximately $0.2 million (RMB 1.4 million) and $0.6 million (RMB 4.1 million) deferred financing cost was amortized, respectively. For the three and nine months ended September 30, 2018, approximately $0.2 million (RMB 1.4 million) and $0.6 million (RMB 4.1 million) deferred financing cost was amortized, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(k) Loans payable to Sichuan Trust

In January 2019, the Company entered into a Trust Loan Contract in the amount of approximately $43.4 million (RMB 310 million) with Sichuan Trust. The purpose of the trust loan is to purchase raw material gold. The loan period is 12 months from receiving of principal amount. The Trust Loan bears interest at a fixed annual rate of 10.7615%. The loan is secured by 1,647 kilograms of Au9999 gold in aggregate with carrying value of approximately $56.0 million (RMB 399.6 million). The loan is also guaranteed by the CEO and Chairman of the Company.

(l) Loans payable to Northern International Trust

On January 18, 2019, the Company entered into a Trust Loan Contract in the amount of approximately $42.0 million (RMB 300 million) with Northern International Trust Co., Ltd. (“Northern International Trust”). The purpose of the trust loan is to purchase raw material gold. The Trust Loan will be issued in installments. Each installment of the Trust Loan has a 12-month term, and the period from issuance date of the first installment to the expiration date of the last installment shall not exceed 24 months. The Trust Loan bears interest at a fixed annual rate of 10%. The loan is secured by 1,524 kilograms of Au9999 gold in aggregate with carrying value of approximately $53.0 million (RMB 378.2 million). The Company also made a restricted deposit of approximately $0.42 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the Wuhan Kingold Group, the entity controlled by CEO and Chairman of the Company.

(m) Loans payable to Zhangjiakou Bank

On September 15, 2019, the Company signed a Loan Agreement with Baoding Branch of Zhangjiakou Bank for a loan of approximately $25.2 million (RMB 180 million). The purpose of this loan is to provide working capital for the Company to purchase gold. The term of the loan is one year with maturity date of September 15, 2020 and bears fixed interest of 7.5% per year. The loan is secured by 747 kilograms of Au9999 gold in aggregate with carrying value of approximately $32.0 million (RMB 228.7 million).

Interest expense for all of the short term loans for the three and nine months ended September 30, 2019 was $36.5 million and $113.2 million, respectively. Interest expense for all of the short-term loans amounted to $21.3 million and $62.8 million for the three and nine months ended September 30, 2018, respectively. The weighted average interest rate for the nine months ended September 30, 2019 and 2018 was 9.7% and 8.9%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

Long term loans consist of the following:

		As of
		September 30, 2019	December 31, 2018
		(unaudited)
(n)	Loans payable to Minsheng Trust - gross amount	$-	$218,099,337
	Loans payable to Minsheng Trust - deferred financing cost	-	(3,907,406)
(o)	Loans payable to China Aviation Capital	-	42,165,872
	Loans payable to China Aviation Capital - deferred financing cost	-	(990,898)
(p)	Loans payable to Sichuan Trust - gross amount	-	72,699,779
	Loans payable to Sichuan Trust - deferred financing cost	-	-
(q)	Loan payable to Dongguan Trust	-	145,399,557
	Loan payable to Dongguan Trust - deferred financing cost	-	(1,609,089)
(r)	Loan payable to Kunlun Trust	42,026,813	43,619,868
(s )	Loan payable to Northern International Trust	42,026,813	-
(t)	Loan payable to Tianjin Trust	84,053,626	-
	Total long term loans, net of deferred financing costs	$168,107,252	$515,477,020

(n) Loan payable to Minsheng Trust- (see Note 5 (h) above). Approximately $210.1 million loans payable to Minsheng Trust has been reclassified as short-term loans payable as of September 30, 2019.

(o) Loans payable to China Aviation Trust – (see Note 5 (d) above). Approximately $40.6 million loans payable has been reclassified as short-term loans payable as of September 30, 2019.

(p) Loans payable to Sichuan Trust (see Note 5 (b) above). Approximately $210.1 million loans payable has been reclassified as short-term loans payable as of September 30, 2019.

(q) Loans payable to Dongguan Trust- (see Note 5 (i) above). Approximately $140.1 million loans payable has been reclassified as short-term loans payable as of September 30, 2019.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – LOANS (continued)

(r) Loans payable to Kunlun Trust

In December 2018, Wuhan Kingold entered into a Trust Loan Contract in the amount of approximately $42.0 million (RMB 300 million) with China Kunlun Trust Co., Ltd. (“Kunlun Trust”). The Trust Loan has a 24-month term and bears interest at a fixed annual rate of 10%. This loan is secured by 1,578 kilograms of Au9999 gold in aggregate with carrying value of approximately $52.6 million (RMB 375.2 million). The loan is also guaranteed by the CEO and Chairman of the Company. The Company made a restricted deposit of approximately $0.42 million (RMB 3 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity.

(s) Loans payable to North International Trust

In January 2019, Wuhan Kingold entered into a Trust Loan Contract in the amount of approximately $42.0 million (RMB 300 million) with Northern International Trust Co., Ltd. (“Northern International Trust”). The Trust Loan has a 24-month term with maturity date on January 28, 2021, and bears interest at a fixed annual rate of 10%. This loan is secured by 1,517 kilograms of Au9999 gold in aggregate with carrying value of approximately $51.6 million (RMB 368.1 million). The Company made a restricted deposit of approximately $0.42 million (RMB 3 million) to secure these loans. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the related party Wuhan Kingold Industrial Group Co., Ltd, an entity controlled by the CEO and Chairman of the Company.

(t) Loans payable to Tianjin Trust

In March 2019, the Company entered into a gold income rights transfer and repurchase agreement (the “Agreement”) with Tianjin Trust. The Agreement allows the Company to obtain up to approximately $140.1 million (RMB 1 billion) loans to exchange the income earning rights derived from its gold. The Company committed to buy back the rights and repay the proceeds received, and shall pay a fixed interest of 12% over the term (from March 29, 2019 to December 29, 2020). The Company determined that this Agreement is essentially a loan agreement due to the nature of this transaction. The Company has pledged 2,822 kilograms of Au9999 gold in aggregate with carrying value of approximately $95.9 million (RMB 684.7 million) to secure the loan. The Company also made a restricted deposit of approximately $0.84 million (RMB 6 million) to secure the loan. The deposit will be refunded when the loan is repaid upon maturity. The loan is also guaranteed by the CEO and Chairman of the Company, and related party Wuhan Kingold Industrial Group. The Company received RMB 414.6 million in the first quarter of 2019 and further received additional RMB 185.4 million in April 2019. As of September 30, 2019, the Company received approximately $84.1 million (RMB 600 million) loans from Tianjin Trust.

Interest expense for all of the long term loans for the three and nine months ended September 30, 2019 was approximately $4.9 million and $11.3 million, respectively. Total interest expense for the above long-term loans was approximately $15.3 million and $53.0 million for the three and nine months ended September 30, 2018, respectively. The weighted average interest rate for the nine months ended September 30, 2019 and 2018 was 11% and 8.9%, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INVESTMENTS IN GOLD

As of September 30, 2019 and December 31, 2018, the Company allocated a total of 57,663,210 grams and 61,122,210 grams of Au9999 gold in its inventories with carrying value of approximately $1,924.0 million and $2,078.5 million, respectively, as investments in gold for obtaining various loans from banks, and financial institutions (See Note 5).

As of September 30, 2019 and December 31, 2018, the Company pledged a total of 2,655 kilograms of gold, as guarantee for Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for obtaining total amount of approximately $69.8 million (RMB 498.5 million) and $70.0 million (RMB 500 million) loan from Evergrowing Bank Huanshan Road Branch, respectively (See Note 7).

As of September 30, 2019, the Company pledged a total of 339 kilograms of gold as collateral for obtaining total amount of $7.5 million (RMB 53.8 million) loan from Wuhan Huayuan Technology Development Limited (“Huayuan”), a related party which is controlled by the CEO and Chairman of the Company. (See Note 7).

As of September 30, 2019, a total of 6,256 kilograms of Au9999 gold with fair market value of approximately $267.2 million was pledged for long term loans, and therefore classified as non-current investments in gold. The remaining investments in gold of 54,401.21 kilograms of Au9999 gold with fair market value of approximately $2,323.3 million was classified as current assets as of September 30, 2019.

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

As of September 30, 2019, the fair market value of a total of 60,657.2 kilograms of Au9999 gold investments increased by approximately $484.1 million, which resulted in unrealized gain of approximately $363.1 million, net of tax for the nine months ended September 30, 2019. The Company recorded the change in unrealized gain related to investments in gold as other comprehensive income (loss), net of tax.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – RELATED PARTIES LOANS

(a)	Loans payable to Wuhan Kangbo Biotech Limited

On January 13, 2017, Wuhan Kingold entered into a loan agreement with Wuhan Kangbo Biotech Limited (“Kangbo”), a related party which is controlled by the CEO and Chairman of the Company, for a loan of approximately $140.1 million (RMB 1 billion). The loan had one-year term from January 12, 2017 to January 10, 2018 and bore fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on January 11, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 5,470 kilograms of gold in aggregate with carrying value of approximately $176.1 million (RMB 1.3 billion) as collateral.

On February 20, 2017, Wuhan Kingold entered into a second loan agreement with Kangbo for a loan of approximately $140.1 million (RMB 1 billion). The loan had one-year term from February 20, 2017 to February 20, 2018 bore fixed interest of 4.75%. In order for Kangbo to obtain the loan from the bank, Wuhan Kingold signed the guarantee agreement with Evergrowing Bank - Yantai Huangshan Road Branch on February 16, 2017. As a guarantor of the bank loan, Wuhan Kingold pledged 4,755 kilograms of gold in aggregate with carrying value of approximately $157.7 million (RMB 1.1 billion) as collateral.

The Company repaid $210.1 million (RMB 1.5 billion) loans to Kangbo upon maturity in January 2018 and February 2018. 7,870 kilograms of pledged gold in Evergrowing Bank - Yantai Huanshan Road Branch were released to the Company accordingly with 2,355 kilograms are still pledged as guarantee. For the remaining $70.0 million (RMB 500 million) loan that matured on March 2, 2018, the Company entered into a loan extension agreement with Kangbo to extend the loan borrowing period for additional seven months until October 2, 2018 with additional 300 kilograms of gold pledged as collateral. Upon the maturity of the loan, the Company entered into a supplemental agreement with the related party Kangbo to extend the term of the loan for 12 months with new maturity date on October 2, 2019, the 2,655 kilograms of Au9999 gold with carrying value of approximately $87.9 million (RMB 627.3 million) will still be pledged in Yantai Huanshan Road Branch of Evergrowing Bank for Kangbo to obtain the loan.  The Company repaid approximately $0.21 million (RMB 1,516,238) loan to Kangbo in the second quarter of 2019. As of September 30, 2019, total outstanding loans payable to Kangbo amounted to approximately $69.8 million (RMB 498.5 million).

Total interest expenses for above related party loans were approximately $1,179,018 and $3,599,314, respectively for the three and nine months ended September 30, 2019, respectively. Total interest expenses for above related party loans were approximately $1,207,654 and $4,178,626, respectively for the three and nine months ended September 30, 2018, respectively.

The $69.8 million loans payable to Kangbo matured on October 2, 2019 and the Company entered into a supplemental agreement with Kangbo to extend the loan repayment date to February and March 2020.

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

As of December 31, 2018, the aggregate borrowing amount from Wuhan Kingold Industrial Group was $362.9 million (RMB 2.5 billion).

During the nine months ended September 30, 2019, the Company repaid approximately $117.7 million (RMB 840.2 million) to Wuhan Kingold Industrial Group. During the nine months ended September 30, 2019, the Company also borrowed additional approximately $294.8 million (RMB 2.1 billion) from Wuhan Kingold Industrial Group. As of September 30, 2019, the aggregate borrowing amount from Wuhan Kingold Industrial Group was approximately $526.7 million (RMB 3.8 billion). The Company classified these loans as non-current liabilities.

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

During the year ended December 31, 2018, the Company repaid $3.4 million (RMB 22.6 million), results in the outstanding balance of $10.5 million (RMB 72.0 million) as of December 31, 2018. During the nine months ended September 30, 2019, additional $2.54 million (RMB 18.1 million) was repaid to Wuhan Huayuan, resulting the outstanding balance of $7.5 million (RMB 53.9 million) payable to Wuhan Huayuan as of September 30, 2019. In connection with the loan repayment, in May 2019, 184 kilograms of pledged gold were released and returned.  As of September 30, 2019, the Au9999 gold pledged with Wuhan Huayuan as collateral were 339 kilograms with carrying value of approximately $11.3 million (RMB 80.6 million).

Interest expense of $166,029 and $562,799 was recorded for this loan for the three and nine months ended September 30, 2019, respectively. Interest expense of $237,276 and $799,905 was recorded for this loan for the three and nine months ended September 30, 2018, respectively.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

During the Company’s normal course of business, the Company received working capital proceeds from the CEO and Chairman of the Company, to pay certain expense to various service providers on behalf of the Company. Such amount is unsecured and payable on demand with no interest. As of September 30, 2019 and December 31, 2018, the amount due to this related party were $4,410,957 and $3,976,742, respectively.

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

For the three and nine months ended September 30, 2019, the Company recorded $20,500 and $62,943 rent expense, respectively. For the three and nine months ended September 30, 2018, the Company recorded $62,888 and $197,811 rent expense, respectively. As of September 30, 2019 and December 31, 2018, the Company had lease payables to Wuhan Huayuan of $488,296 and $443,992, respectively, which were included in other payables and accrued expenses.

NOTE 9 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Kingold is incorporated in the United States and has incurred net operating loss for income tax purposes through September 30, 2019. The Company has utilized approximately $6.2 million of net operating loss carry forward to offset the one-time transition tax for the year ended December 31, 2017 and the tax benefit derived from the utilization of this net operating loss was approximately $2.2 million.

Dragon Lead is incorporated in the British Virgin Islands (the “BVI”), and under current laws of the BVI, income earned is not subject to income tax.

Wuhan Vogue-Show and Wuhan Kingold are incorporated in the PRC and are subject to PRC income tax, which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% for the three and nine months ended September 30, 2019 and for the year ended December 31, 2018.

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

Income (loss) from continuing operations before income taxes was allocated between the U.S. and foreign components for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
United States	$(683,414)	$(214,312)	$(1,262,239)	$(1,167,190)
Foreign	(31,166,372)	17,949,121	(5,029,468)	54,951,370
	$(31,849,786)	$17,734,809	$(6,291,707)	$53,784,180

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

Significant components of the income tax provision (benefit) were as follows for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Current tax provision
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	6,481,926	1,787,717	17,292,113	9,214,312
	$6,481,926	$1,787,717	$17,292,113	$9,214,312
Deferred tax provision (benefit)
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(14,327,255)	2,699,588	(18,549,129)	4,523,643
	(14,327,255)	2,699,588	(18,549,129)	4,523,643
Income tax provision (benefit)	$(7,845,329)	$4,487,305	$(1,257,016)	$13,737,955

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

The components of deferred tax assets and deferred tax liabilities as of September 30, 2019 and December 31, 2018 consist of the following:

	As of September 30, 2019	As of December 31, 2018
Deferred tax assets:
Accrued interest	$1,098,229	$557,941
Deferred financing costs on the loans	5,133,252	3,646,606
Net operating losses of the U.S entity (“NOLs”)	4,410,301	4,145,231
Less: valuation allowance	(4,410,301)	(4,145,231)
Deferred tax assets, net	6,231,481	4,204,547

Deferred tax liabilities:
Gain due to change in fair value of investments in gold	$(132,040,939)	$(27,409,470)
Accrued expenses	(1,646,158)	(966,667)
Other temporary differences	(45,591)	(47,321)

Deferred tax liabilities - net	$(127,501,207)	$(24,218,911)

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – INCOME TAXES (continued)

The following table reconciles the U.S. statutory rates to the Company’s effective rate for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
US statutory rate	21.0%	21.0%	21.0%	21.0%
Foreign income and loss not recognized in the U.S.	(21.0)%	(21.0)%	(21.0)%	(21.0)%
China income tax	25.0%	25.0%	25.0%	25.0%
Miscellanies and non-deductible expense	(0.4)%	0.3%	(5.0)%	0.5%
Effective tax rate	24.6%	25.3%	20.0%	25.5%

NOTE 10 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$(24,004,457)	$13,247,504	$(5,034,691)	$40,046,225
Weighted average number of common shares outstanding - Basic	11,018,955	11,018,955	11,018,955	11,018,955
Unexercised warrants and options	-	1,270	-	32,942
Weighted average number of common shares outstanding – diluted	11,018,955	11,020,225	11,018,955	11,051,897

Earnings (loss) per share - Basic	$(2.18)	$1.20	$(0.46)	$3.63
Earnings (loss) per share – Diluted	$(2.18)	$1.20	$(0.46)	$3.62

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – OPTIONS

The Company recorded $Nil and $5,364 stock-based compensation expense for the three and nine months ended September 30, 2019, respectively. The Company recorded $5,364 and $16,092 stock-based compensation expense for the three and nine months ended September 30, 2018, respectively.

The following table summarized the Company’s stock option activity:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Life in Years
Outstanding, December 31, 2018	3,220,000	$1.90	2.76
Exercisable, December 31, 2018	3,214,636	$1.90	2.75

Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2019	3,220,000	$1.90	2.01

Exercisable, September 30, 2019	3,220,000	$1.90	2.01

NOTE 12 – CONVERTIBLE NOTES

On August 26, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two private investors (the “Investors”) pursuant to which the Company agreed to sell to the Investors, and the Investors agreed to purchase from the Company, in an unregistered private transaction, convertible notes (the “Notes”) with an aggregate principal amount of $1,030,000. The Notes feature an initial issuance discount of 3%, bear interest at 5% annual rate and mature in one year. The conversion price for the Notes is initially set at $3.00 per share for the first 180 days following issuance. Thereafter, the Notes may be converted by the Investors for a price equal to 70% of the lowest closing price of the Company’s common stock, $0.001 par value per share (the “Common Stock”) during the ten trading days immediately prior to the delivery of an exercise notice.

The Company also agreed to sell to the Investors warrants to purchase up to an aggregate of 400,000 shares of Common Stock at an exercise price of $0.75 per share (the “Warrants”). The Warrants are exercisable from issuance and expire two years from the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

The Company also agreed to pay the Placement Agent a cash commission fee equal to 8% of the aggregate gross proceeds. Net proceeds to the Company from the sale of the Shares and the Warrants, after deducting offering expenses and placement agent fees, are $890,000. The transaction closed on August 27, 2019.

In connection of the Company’s subsequent reverse stock split as disclosed in Note 15, the conversion price of the Notes and number of shares of common stock under the warrants has been retrospectively adjusted by dividing the number of shares of common stock into which the warrants and convertible securities are exercisable or convertible by 6 and multiplying the exercise or conversion price thereof by 6.

The proceeds of debt instruments with detachable warrants shall be allocated between the convertible notes and warrants based on their relative fair values at time of issuance. The conversion feature is treated as a derivative instrument and derivative accounting is applied. Derivative liability is recognized initially at fair, which shall be reassessed at each reporting date. Issuance costs should be allocated proportionally to the debt host, conversion feature and warrants.

As of September 30, 2019, net convertible notes payable amounted to $599,739 (carrying value of $1,034,291, net of unamortized debt discounts of $434,552), and the conversion feature of $267,000 was recorded as derivative liability as reflected in the accompanying unaudited condensed consolidated balance sheets. The warrants of $67,057 is recorded into additional paid-in capital.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – CONVERTIBLE NOTES PAYABLE AND WARRANTS (continued)

For the nine months ended September 30, 2019, $39,505 of debt discount amortization expense has been recorded and charged to the interest expense which is included in the unaudited condensed consolidated statements of operation and comprehensive income (loss).

NOTE 13 – CONCENTRATIONS AND RISKS

The Company maintains certain bank accounts in the PRC and BVI, which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash and restricted cash balance held in the PRC bank accounts was $16,609,371 and $12,749,593 as of September 30, 2019 and December 31, 2018, respectively. The cash balance held in the BVI bank accounts was $Nil as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the Company held $332,259 and $22,953 of cash balances within the United States.

As of September 30, 2019 and December 31, 2018, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries located in the PRC.

The Company’s principal raw material used during the reporting period was gold, which accounted for almost 100% of its total purchases for the three months ended September 30, 2019 and 2018. The gold purchased by the Company was solely from the Shanghai Gold Exchange, the largest gold trading platform in the PRC.

No customer accounted for more than 10% of annual sales for the three and nine months ended September 30, 2019 and 2018.

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – LEASES

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

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – LEASES

Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	As of September 30, 2019
Assets:
Right-of-use assets	Other assets - net	$184,192

Liabilities:
Current	Accrued expenses and other payables	$90,613
Noncurrent	Other long-term liabilities	154,098

Total operating lease liabilities		$244,711

As of September 30, 2019, the weighted-average remaining lease term was 2.75 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on its average long-term loans borrowing rate in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 10.2%, as of September 30, 2019.

As of September 30, 2019, maturities of operating lease liabilities were as follows:

Maturity of Operating Lease Liabilities
2019	$89,923
2020	83,923
2021	83,923
2022	41,962
Total future minimum lease payments	293,731
Less imputed interest	(49,020)
Total	$244,711

KINGOLD JEWELRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENT

In order to enable the Company to meet the NASDAQ continued listing standards relating to the minimum bid price and to reduce the risk of the Company being automatically delisted from the NASDAQ Capital Market due to the closing bid price of its common stock falling below $1.00 per share for 30 consecutive business days, on September 26, 2019 and October 7, 2019, respectively, the Company’s Board of Directors and a majority of the shareholders approved a 1-for-6 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), which became effective on October 21, 2019 (the “Effective Date”). Immediately prior to the Effective Date, there were 66,113,502 shares of common stock outstanding. As a result of the Reverse Stock Split, there are 11,018,955 shares of common stock outstanding. The Reverse Stock Split will not have any effect on the stated par value of the common stock. All options, warrants and convertible securities of the Company outstanding immediately prior to the Reverse Stock Split will be appropriately adjusted by dividing the number of shares of common stock into which the options, warrants and convertible securities are exercisable or convertible by 6 and multiplying the exercise or conversion price thereof by 6, as a result of the Reverse Stock Split. As a result of this Reverse Stock Split, the Company’s shares and per share data as reflected in the stockholder’s equity section has been retroactively restated as if the transaction occurred at the beginning of the periods presented.

In October 2019, the Company signed a supplemental agreement with Evergrowing bank Yantai Huangshan Road Branch to extend the loan repayment date for an outstanding loan of $27.9 million to March 23, 2020 (see Note 5).

In October 2019, for $140.1 million loan payable to Anxin Trust with maturity date on October 18, 2019, the Company negotiated with Anxin Trust and extended the insurance coverage date to December 18, 2019 and accordingly postponed the maturity date of $140.1 million loan to December 18, 2019. In addition, for additional $70.0 million (RMB 500 million) loans payable to Anxin Trust that subsequently matured on October 11, 2019 and October 12, 2019, the Company repaid RMB 100 million (approximately $14.0 million) to Anxin Trust upon loan maturity and then entered into a supplemental agreement with Anxin Trust to extend the loan term of RMB 400 million (approximately $56.0 million) for additional one year, with new maturity date in October 2020 (see Note 5).

In October and early November 2019, approximately $77.6 million (RMB 554.2 million) loans payable to Chang’An Trust has matured and the Company entered into supplemental agreement with Chang’An Trust to extend the loan repayment date of these loans to December 27, 2019 (see Note 5).

On October 2, 2019, approximately $69.8 million loans payable to Kangbo matured and the Company entered into a supplemental agreement with Kangbo to extend the loan repayment date to February and March 2020 (see Note 7).

In September 2019, the Company entered into a gold pledge contract with Mingsheng Trust to provide guarantee for related party, Hubei Sanhuan Industrial Co., Ltd. (“Sanhuan”), an entity controlled by Wuhan Kingold Industrial Group, in order for Sanhuan to obtain a maximum loan of approximately $140.1 million (RMB 1 billion) from Minsheng Trust for 18 months. Based on the contract, the Company pledged 5,361 kilograms of Au9999 gold in aggregate with carrying value of approximately $200.1 million (RMB 1.4 billion) in October 2019 to guarantee this related party loan.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations and comprehensive income (loss) (unaudited) for the three months ended September 30, 2019 and 2018 in U.S. dollars:

	For the three months ended September 30,		Changes
	2019	2018	Amount	%
NET SALES	$382,790,132	$626,171,072	$(243,380,940)	(38.9)%
COST OF SALES
Cost of sales	(367,382,898)	(564,685,762)	197,302,864	(34.9)%
Depreciation	(235,731)	(255,546)	19,815	(7.8)%
Total cost of sales	(367,618,629)	(564,941,308)	197,322,679	(34.9)%

GROSS PROFIT	15,171,503	61,229,764	(46,058,261)	(75.2)%

OPERATING EXPENSES
Selling, general and administrative expenses	2,265,898	2,424,458	(158,560)	(6.5)%
Stock compensation expenses	-	5,364	(5,364)	(100.0)%
Depreciation	92,438	146,475	(54,037)	(36.9)%
Lease expense	20,500	62,888	(42,388)	(67.4)%
Amortization, other	2,690	2,767	(77)	(2.8)%
Total operating expenses	2,381,526	2,641,952	(260,426)	(9.9)%

INCOME FROM OPERATIONS	12,789,977	58,587,812	(45,797,835)	(78.2)%

OTHER INCOME (EXPENSES)
Other income	-	64,433	(64,433)	(100.0)%
Interest Income	271,304	562,294	(290,990)	(51.8)%
Interest expense, including amortization of debt issuance costs of $2,187,956 and $3,482,031	(44,911,067)	(41,479,730)	(3,431,337)	8.3%
Total other expenses, net	(44,639,763)	(40,853,003)	(3,786,760)	9.3%

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	(31,849,786)	17,734,809	(49,584,595)	(279.6)%

INCOME TAX PROVISION (BENEFIT)
Current	6,481,926	1,787,717	4,694,209	262.6%
Deferred	(14,327,255)	2,699,588	(17,026,843)	(630.7)%
Total income tax provision (benefit)	(7,845,329)	4,487,305	(12,332,634)	(274.8)%

NET INCOME (LOSS)	(24,004,457)	13,247,504	(37,251,961)	(281.2)%

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investment in gold, net of tax	209,005,270	(18,935,552)	227,940,822	(1203.8)%
Total Foreign currency translation loss	(41,688,955)	(13,077,661)	(28,611,294)	218.8)%
Total Other comprehensive income (loss)	167,316,315	(32,013,213)	199,329,528	(622.6)%

Comprehensive income (loss)	$143,311,858	$(18,765,709)	$162,077,567	(863.7)%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Sales

Net sales for the three months ended September 30, 2019 amounted to approximately $382.8 million, a decrease of approximately $243.4 million, or 38.9%, from net sales of $626.2 million for the three months ended September 30, 2018. The overall decrease in our revenue in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was mainly the result of the following reasons: (1) Total sales volume (in terms of quantity sold) decreased from 29.6 metric tons in three months ended September 30, 2018 to 13.7 metric tons in three months ended September 30, 2019, causing 15.9 metric tons or 53.6% decrease. The decrease in our sales volume was affected by our customers’ perception of the investment in gold. Usually when the market price of gold rises, our customers reduce the gold purchase and invest until the price drop in the near future. As a result, approximately $289.7 million decrease in our revenue was attributable to the decrease in our sales volume. (2) The average unit selling price for our brand production sales increased from RMB 250.77 per gram in three months ended September 30, 2018 to RMB 286.75 per gram in three months ended September 30, 2019, causing 14.3% increase. In addition, the average unit selling price for our customized production sales increased from RMB 6.92 per gram in three months ended September 30, 2018 to RMB 7.27 per gram in three months ended September 30, 2019, causing 5.1% increase. As a result of the price change effect, the increase in average unit selling price led to approximately $92.5 million increase in our revenue, to compensate the revenue decrease derived from sales volume decrease, to a certain extent. (3) Foreign currency adjustment effect was an approximately $46.2 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.5153 RMB in three months ended September 30, 2018 to 1 USD=6.8634 RMB in three months ended September 30, 2019.

For the three months ended September 30, 2019, our branded production sales accounted for 98.8% of the total sales and customized production sales accounted for 1.1% of the total sales. When compared with the three months ended September 30, 2018, our branded production sales decreased by $234.5 million, or 38.3%, and our customized production sales decreased by approximately $8.9 million, or 67.0%.

During three months ended September 30, 2019, we processed a total of 13.7 metric tons of gold, of which branded production accounted for 9.3 metric tons (68.0%) and customized production accounted for 4.4 metric tons (32.0%). During three months ended September 30, 2018, we processed a total of 29.6 metric tons of gold, of which branded production accounted for 16.6 metric tons (56.1%) and customized production accounted for 13 metric tons (43.9%).

Cost of Sales

Cost of sales for the three months ended September 30, 2019 amounted to $367.6 million, a decrease of $197.3 million, or 34.9%, from $564.9 million for the same period in 2018. The decrease was primarily due to the lower volume of the gold as a raw material used for our branded production. Total sales quantity decreased 53.6% to approximately 13.7 metric tons in three months ended September 30, 2019 from 29.6 metric tons in three months ended September 30, 2018.

Gross Profit

Gross profit for the three months ended September 30, 2019 was approximately $15.2 million, a decrease of approximately $46.0 million, or 75.2%, from $61.2 million for the same period in 2018. The decrease in our gross profit resulted from the following factors: (1) Due to decreased sales volume affected by decreased market demand, the Company’s gross profit for the three months ended September 30, 2019 was negatively affected. (2) Our gross profit was affected by the unit cost of raw materials used in our production. The unit cost of our branded production sales was RMB 277.76 per gram for the three months ended September 30, 2019 while the unit cost of our branded production sales was RMB 230.86 per gram for three months ended September 30, 2018, representing a 20.3% increase. In addition, the unit cost of our customized production sales was RMB 0.51 per gram for the three months ended September 30, 2019 while the unit cost of our customized production sales was RMB 0.23 per gram for three months ended September 30, 2018, representing a 123.7% increase. The increase in our unit cost of raw materials used in our production reduced our gross profit for the three months ended September 30, 2019 as compared to the same period of 2018. The decrease in quantity sold and increase in our unit cost were the major reasons which led the decrease in our gross profit. (3) On the other hand, our gross profit was also affected by increased average selling price. Meanwhile, the average selling price of our customized production sales was RMB 7.27 per gram for the three months ended September 30, 2019, increased by RMB 0.35, or 5.1%, from RMB 6.92 per gram for the three months ended September 30, 2018. As a result, our gross profit decrease due to decreased sales volume and increased unit cost was compensated by increased average selling price to a certain extent. For the three months ended September 30, 2019 and 2018, our gross margin was 4.0% and 9.8%, respectively. The overall decrease in our gross profit and gross margin reflected the above combined factors.

Expenses

Total operating expenses for the three months ended September 30, 2019 were approximately $2.38 million, a decrease of $260,426 or 9.9%, as compared with $2.64 million for the same period in 2018. The decrease was mainly due to the decrease in selling expenses such as sales commission paid to sales personnel when our sales volume and revenue decreased during the three months ended September 30, 2019 as compared to the same period of 2018, and decreased operating lease expense because we amended our original lease agreement with Wuhan Huayuan in September 2018, pursuant to which the store space was no longer leased and accordingly our operating lease expense was reduced.

Interest expense for the three months ended September 30, 2019 was $44.9 million compared with $41.5 million for the same period in 2018. The increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the three months ended September 30, 2019 compared with the same period of 2018.

The income tax benefit was approximately $7.8 million for the three months ended September 30, 2019, compared to income tax expense of approximately $4.5 million for the same period in 2018. The decrease of income tax expense was mainly because we had a decrease in taxable income from operations before tax for the three months ended September 30, 2019, comparing to the same period last year.

Net Income (loss)

For the foregoing reasons, we reported a net loss of approximately $24.0 million for the three months ended September 30, 2019, as compared to a net income of approximately $13.2 million for the three months ended September 30, 2018. The decrease in our net income was a result of decreased revenue, increased interest expense and decreased taxable income as discussed above.

Other Comprehensive Income (Loss)

Other comprehensive income was approximately $167.3 million for the three months ended September 30, 2019, compared to other comprehensive loss of $32.0 million for the three months ended September 30, 2018. The other comprehensive income for the three months ended September 30, 2019 was mainly due to the change in market value of gold investment resulting in an unrealized gain of $209.0 million, net of tax, and foreign currency translation loss of approximately $41.7 million resulted from the depreciation of the Chinese RMB against the U.S. Dollar for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

The following table sets forth our condensed consolidated statements of operations and comprehensive income (loss) (unaudited) for the nine months ended September 30, 2019 and 2018 in U.S. dollars:

	For the nine months ended September 30,		Changes
	2019	2018	Amount	%
NET SALES	$1,434,337,556	$1,844,491,390	$(410,153,834)	(22.2)%
COST OF SALES
Cost of sales	(1,293,608,652)	(1,654,427,318)	360,818,666	(21.8)%
Depreciation	(724,359)	(801,384)	77,025	(9.6)%
Total cost of sales	(1,294,333,011)	(1,655,228,702)	360,895,691	(21.8)%

GROSS PROFIT	140,004,545	189,262,688	(49,258,143)	(26.0)%

OPERATING EXPENSES
Selling, general and administrative expenses	11,617,494	7,399,734	4,217,760	57.0%
Stock compensation expenses	5,364	16,092	(10,728)	(66.7)%
Depreciation	258,110	406,962	(148,852)	(36.6)%
Lease expense	62,943	197,811	(134,868)	(68.2)%
Amortization, other	8,261	8,703	(442)	(5.1)%
Total operating expenses	11,952,172	8,029,302	3,922,870	48.9%

INCOME FROM OPERATIONS	128,052,373	181,233,386	(53,181,013)	(29.3)%

OTHER INCOME (EXPENSES)
Other income	-	64,433	(64,433)	(100.0)%
Interest Income	908,416	1,384,438	(476,022)	(34.4)%
Interest expense, including amortization of debt issuance costs of $6,738,816 and $8,042,451	(135,252,496)	(128,898,077)	(6,354,419)	4.9%
Total other expenses, net	(134,344,080)	(127,449,206)	(6,894,874)	5.4%

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	(6,291,707)	53,784,180	(60,075,887)	(111.7)%

INCOME TAX PROVISION (BENEFIT)
Current	17,292,113	9,214,312	8,077,801	87.7%
Deferred	(18,549,129)	4,523,643	(23,072,772)	(510.0)%
Total income tax provision (benefit)	(1,257,016)	13,737,955	(14,994,971)	(109.1)%

NET INCOME (LOSS)	(5,034,691)	40,046,225	(45,080,916)	(112.6)%

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) related to investment in gold, net of tax	363,076,281	(56,908,875)	419,985,156	(738.0)%
Total Foreign currency translation loss	(43,484,477)	(19,080,264)	(24,404,213)	127.9%
Total Other comprehensive income (loss)	319,591,804	(75,989,139)	395,580,943	(520.6)%

Comprehensive income (loss)	$314,557,113	$(35,942,914)	$350,500,027	(975.2)%

Net Sales

Net sales for the nine months ended September 30, 2019 amounted to approximately $1.43 billion, a decrease of approximately $410.1 million, or 22.2%, from net sales of $1.84 billion for the nine months ended September 30, 2018. The overall decrease in our revenue in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was mainly the result of the following reasons: (1) Total sales volume (in terms of quantity sold) decreased from 80.5 metric tons in nine months ended September 30, 2018 to 63.7 metric tons in nine months ended September 30, 2019, causing 16.8 metric tons or 21.0% decrease. The decrease in our sales volume was affected by our customers’ perception of the investment in gold. Usually when the market price of gold rises, our customers reduce the gold purchase and investment until the price drop in the near future. As a result, approximately $440.1 million decrease in our revenue was attributable to the decrease in our sales volume. (2) The average unit selling price for our brand production sales increased from RMB 253.45 per gram in nine months ended September 30, 2018 to RMB 272.93 per gram in nine months ended September 30, 2019, causing 7.7% increase. In addition, the average unit selling price for our customized production sales increased from RMB 6.88 per gram in nine months ended September 30, 2018 to RMB 7.09 per gram in nine months ended September 30, 2019, causing 3.1% increase. As a result of the price change effect, the increase in average unit selling price led to approximately $140.0 million increase in our revenue, to compensate the revenue decrease derived from sales volume decrease, to a certain extent. (3) Foreign currency adjustment effect was an approximately $110.2 million foreign currency translation loss converting RMB into USD when the average exchange rate of USD: RMB increased from 1 USD=6.5153 RMB in nine months ended September 30, 2018 to 1 USD=6.8634 RMB in nine months ended September 30, 2019.

For the nine months ended September 30, 2019, our branded production sales accounted for 97.9% of the total sales and customized production sales accounted for 2.0% of the total sales. When compared with the nine months ended September 30, 2018, our branded production sales decreased by approximately $403.5 million, or 22.3%, and our customized production sales also decreased by approximately $6.7 million, or 18.6%.

During nine months ended September 30, 2019, we processed a total of 63.6 metric tons of gold, of which branded production accounted for 35.3 metric tons (55.5%) and customized production accounted for 28.3 metric tons (45.5%). During nine months ended September 30, 2018, we processed a total of 80.5 metric tons of gold, of which branded production accounted for 46.5 metric tons (57.7%) and customized production accounted for 34.0 metric tons (42.3%).

Cost of Sales

Cost of sales for the nine months ended September 30, 2019 amounted to approximately $1.29 billion, a decrease of approximately $360.9 million, or 21.8%, from approximately $1.65 billion for the same period in 2018. The decrease was primarily due to the lower volume of the gold as a raw material used for our branded production. Total sales quantity decreased 21.0% to approximately 63.7 metric tons in nine months ended September 30, 2019 from 80.5 metric tons in nine months ended September 30, 2018.

Gross Profit

Gross profit for the nine months ended September 30, 2019 was approximately $140.0 million, a decrease of approximately $49.3 million, or 26.0%, from approximately $189.3 million for the same period in 2018. The decrease in our gross profit resulted from the following factors: (1) Due to decreased sales volume affected by decreased market demand, the Company’s gross profit for the nine months ended September 30, 2019 was negatively affected. (2) Our gross profit was affected by the unit cost of raw materials used in our production. The unit cost of our branded production sales was RMB 251.17 per gram for the nine months ended September 30, 2019 while the unit cost of our branded production sales was RMB 231.78 per gram for nine months ended September 30, 2018. In addition, the unit cost of our customized production sales was RMB 0.33 per gram for the nine months ended September 30, 2019 while the unit cost of our customized production sales was RMB 0.26 per gram for nine months ended September 30, 2018. The increase in our unit cost of raw materials used in our production reduced our gross profit for the nine months ended September 30, 2019 as compared to the same period of 2018. The decrease in quantity sold and increase in our unit cost were the major reasons which led to the decrease in our gross profit. (3) On the other hand, our gross profit was also affected by increased average selling price. The average selling price of our branded production was RMB 272.93 per gram for the nine months ended September 30, 2019, increased by RMB 19.48 or 7.7%, from RMB 253.45 per gram for the same period in 2018. Meanwhile, the average selling price of our customized production sales was RMB 7.09 per gram for the nine months ended September 30, 2019, increased by RMB 0.21, or 3.1%, from RMB 6.88 per gram for the nine months ended September 30, 2018. As a result, our gross profit decrease due to decreased sales volume and increased unit cost was compensated by increased average selling price to a certain extent. For the nine months ended September 30, 2019 and 2018, our gross margin was 9.8% and 10.3%, respectively. The overall decrease in our gross profit and gross margin reflected the above combined factors.

Expenses

Total operating expenses for the nine months ended September 30, 2019 were approximately $11.95 million, an increase of $3.92 million or 48.9%, as compared with $8.03 million for the same period in 2018. The increase was mainly due to the increase in selling, general and administrative expenses because of increased insurance and custody fees in connection with the increased level of investment in gold quantity.

Interest expense for the nine months ended September 30, 2019 was approximately $135.3 million compared with approximately $128.9 million for the same period in 2018. The increase of interest expense was mainly due to higher balances for interest bearing loans resulted from additional loans obtained and recorded during the nine months ended September 30, 2019 compared with the same period of 2018.

The income tax benefit was approximately $1.3 million for the nine months ended September 30, 2019, compared to income tax expense of approximately $13.7 million for the same period in 2018. The decrease of income tax expense was mainly because we had a decrease in taxable income from operations before tax for the nine months ended September 30, 2019, comparing to the same period last year.

Net Income (loss)

For the foregoing reasons, we reported a net loss of approximately $5.0 million for the nine months ended September 30, 2019, decreased by approximately $45.0 million, or 112.6%, from a net income of $40.0 million for nine months end September 30, 2018.

Other Comprehensive Income (Loss)

Other comprehensive income was approximately $319.6 million for the nine months ended September 30, 2019, compared to other comprehensive loss of approximately $76.0 million for the nine months ended September 30, 2018. The other comprehensive income for the nine months ended September 30, 2019 was mainly due to the change in market value of gold investment resulting in an unrealized gain of approximately $363.1 million, net of tax, and foreign currency translation loss of approximately $43.5 million resulted from the depreciation of the Chinese RMB against the U.S. Dollar for the nine months ended September 30, 2019.

Cash Flows

Operating activities

We had approximately $69.9 million of net cash used in operating activities for the nine months ended September 30, 2019, compared with approximately $461.4 million of net cash provided by operating activities for the same period in 2018. The decrease of our operating cash flows was mainly due to the increase in gold purchases of approximately $141.2 million in order to meet the production demand when we anticipate more sales orders will be fulfilled in the fourth quarter of fiscal year 2019 during the holiday season. At the same time, we also decreased gold pledged with various financial institutions by approximately $164.7 million when we repaid certain loans to these financial institution upon maturity. In addition, our value added tax receivable decreased by approximately $7.8 million and our accrued expenses and other payables increased by approximately $2.8 million.

We had $461.4 million of net cash provided by operating activities for the nine months ended September 30, 2018. The net cash provided by operating activities was mainly due to net income of approximately $40.0 million for the nine months ended September 30, 2018, the decrease in inventory purchased of $321 million because $557.9 million of gold for investment was released to inventory and processed during the nine months ended September 30, 2018, collections from value added tax receivables of $84.6 million, an increase in income tax payable of $0.7 million and an increase in other payables and accrued liabilities of $1.0 million.

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

Investing activities

Net cash used in investing activities was approximately $203.1 million for the nine months ended September 30, 2019, compared with net cash used in investing activities of $491,136 for the nine months ended September 30, 2018.  Our net cash used in investing activities primarily include purchase of short-term investments of approximately $246.6 million when we use cash to purchase wealth management financial products from financial institution in order to earn interest income. On September 2, 2019, we redeemed approximately $43.7 million with a total of $72,862 of investment income. In addition, we also purchased fixed assets of $326,565 during the nine months ended September 30, 2019. The overall change in our cash flows from investing activities for the nine months ended September 30, 2019 reflected the above combined factors.

For the nine months ended September 30, 2018, our cash used in investing activities primarily included purchase of fixed assets of $491,136.

We expect that cash used in investing activities will continue to fluctuate significantly in the short-term as we continue to obtain financings from the banks which may require us to purchase more gold as collateral.

Financing activities

Net cash provided by financing activities was approximately $277.9 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we increased our borrowings from various financial institutions and received approximately $349.0 million proceeds from short-term loans and approximately $131.1 million proceeds from long-term loans. At the same time, we repaid $382.8 million short-term loans upon maturity. We also borrowed additional approximately $306.6 million loans from related party and repaid approximately $125.1 million related party loans during this period. In addition, we had gross proceeds from issuance of convertible notes of $1 million, because in August 2019, we entered into a Securities Purchase Agreement with two private investors and sold to the investors in an unregistered private transaction, convertible notes.

Net cash used in financing activities was $445.8 million for the nine months ended September 30, 2018. The net cash used in the financing activities was mainly due to repayment of an aggregate amount of loans than that of new borrowings during the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, we borrowed additional $435.8 million loans from banks and other financial institutions, and $443.1 million loans from related parties, and repaid $554.8 million loans from banks and other financial institutions, and $764.3 million loans from related parties.

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we guaranteed payment for a related party of approximately $280.2 million (RMB 2,000 million) for two bank loans. Approximately $210.1 million (RMB 1.5 billion) loans were repaid upon maturity in January 2018 and February 2018, respectively. The remaining loan balance of 69.8 million (RMB 498.5 million) is still outstanding as of September 30, 2019. We guaranteed the payments for this related party.

In September 2019, the Company entered into a gold pledge contract with Mingsheng Trust to provide guarantee for related party, Hubei Sanhuan Industrial Co., Ltd. (“Sanhuan”), an entity controlled by Wuhan Kingold Industrial Group, in order for Sanhuan to obtain a maximum loan of approximately $140.1 million (RMB 1 billion) from Minsheng Trust for 18 months. Based on the contract, the Company pledged 5,361 kilograms of Au9999 gold in aggregate with carrying value of approximately $200.1 million (RMB 1.4 billion) in October 2019 to guarantee this related party loan

As of September 30, 2019, we had no gold lease outstanding. The Company may sign new gold lease agreements with the banks when necessary.

Obligations and Commitments

The following table sets forth our contractual obligations as of September 30, 2019:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years
Long-term bank loans (1)	$168,107,252	$-	$168,107,252	$-	$-
Short-term bank loans (2)	1,423,679,826	1,423,679,826	-	-	-
Related party loans (3)	604,061,004	69,832,280	534,228,724	-	-
Operating leases liability (4)	244,711	90,613	154,098	-	-
Total	$2,196,092,793	$1,493,602,719	$702,490,074	$-	$-

(1)	Represents the outstanding principal balance of long-term loans from bank and financial institutions.

(2)	Represents the outstanding principal balance of short-term loans from bank and financial institutions.

(3)	Represents the outstanding principal balance of loans from related parties.

(4)	On June 27, 2016, Wuhan Kingold signed certain 5 years lease agreements with Wuhan Huayuan, a related party which is controlled by the CEO and Chairman of the Company, to rent office and store space at the Jewelry Park, commencing in July 2016 and October 2016, with aggregate annual rent of approximately $0.3 million (RMB 2.3 million). On July 1, 2017, Wuhan Kingold signed another 5 years lease agreement with Wuhan Huayuan to rent additional office space at the Jewelry Park commencing in July 2017 with aggregate annual rent of approximately $85,352 (RMB 576,000). The lease agreement with Wuhan Huayuan has been amended on November 16, 2017, pursuant to which two office spaces and a dormitory were no longer leased. The lease agreement was further amended on September 1, 2018, pursuant to which the store space was no longer leased.

On January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities. As of September 30, 2019, total operating lease liabilities amounted to $244,711.

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $0.7 million in cash and approximately $16.3 million restricted cash. We also had short-term investments of approximately $195.1 million because we used the excessive cash on hand to purchase interest-bearing wealth management financial products from a Trust company and such short-term investments are redeemable at any time. These short-term investments are highly liquid and can be used as working capital when needed. We have financed our operations with cash flow generated from operations and primarily through borrowings from various financial institutions as well as from related parties.

As of September 30, 2019, we had total outstanding loans of approximately $2,195.9 million (including $1,423.7 million short-term loans, $168.1 million long-term loans, and $604.1 million related party loans). For additional information regarding our loans, please see Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

As of September 30, 2019, the Company had working capital of approximately $1,508.8 million. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital for the next 12 months from the date we issue this Form 10Q. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. We continue to seek favorable additional financings to meet our capital requirements to fund our operations and growth plans in the ordinary course of business.

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

Short-term Investments

The Company’s short-term investments consist of wealth management financial products issued by financial institutions, which are redeemable at any time. The financial institutions invest the funds in certain financial instruments, including money market funds, private fund, bonds or mutual funds, mostly with a floating rate of return on these investments. The carrying values of the Company’s short-term investments approximate fair value because of their short-term nature. The interest earned is recognized in the consolidated statements of income and comprehensive income (loss) over the contractual term of these investments. The Company had short-term investments of $195,062,420 and $nil as of September 30, 2019 and December 31, 2018, respectively.

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

Foreign Currency Exchange Rate Risk

Given that all of our revenues are generated in RMB, while our results are reported in U.S. dollars, devaluation of the RMB could negatively impact our results of operations. The value of the RMB is subject to changes in the PRC’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, the PBOC announced an adjustment of the exchange rate of the U.S. dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. Over the past eleven years, RMB has depreciated 6.4% against the U.S. dollar (from USD1 = RMB 7.2946 on January 1, 2008 to USD1 = RMB 7.1383 on September 30, 2019). While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of RMB against the U.S. dollar, including possible devaluations. As all of our net revenues are recorded in RMB, any future devaluation of RMB against the U.S. dollar could negatively impact our results of operations.

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

Interest Rate Risk

Our borrowings from banks and other financial institutions as of September 30, 2019, were approximately $1,591.8 million, and interest expense paid for these loans was approximately $44.9 million and $135.2 million for the three and nine months ended September 30, 2019, respectively.

For the three months ended September 30, 2019, our weighted average interest rate on our short-term loans and long-term loans was approximately 9.7% and 9.8%, respectively. We do not expect the interest expense will be changed dramatically and we currently have no interest rate hedging positions in place to reduce our exposure to interest rates.

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

Inflation Risk

We do not believe inflation has had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended September 30, 2019. However, we cannot be sure inflation will not have an adverse impact on our operating results, financial condition, plans for operations or other capital expenditures in future periods.

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

In connection with the preparation of this report, management determined that, as of September 30, 2019, we did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses as identified during 2018 annual audit:

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

Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting occurred during the nine months ended September 30, 2019, which are reasonably likely to materially affect our internal control over financial reporting:

•	We have begun to implement segregation of duties for accounting personnel who prepare and review journal entries.

•	We have begun to implement and maintain proper recording of the leased gold inventory with related parties and the related party loan agreements and restricted cash.

We believe these efforts are likely to improve our internal controls. We recognize that we must continue to implement policies and procedures to further enhance our internal controls. Except for the actions taken to remedy the material weaknesses described above, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably to have materially affect, our internal control over financial reporting during our nine months ended September 30, 2019. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. These mechanisms may not always be effective at alerting our Board of important transactions.

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

Our business depends directly on the performance of roughly 300 of our major distributors, which we also refer to as our customers. No customer accounted for more than 10% of annual sales for the nine months ended 2019 and 2018. As all purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers, it is critical that we maintain good relationships with them. However, maintaining good relationships with existing distributors requires time and efforts by our management, and replacing any existing distributor would be difficult and time consuming. Our failure to maintain good relationships with our distributors could materially disrupt our product distributions and harm our net sales.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two private investors (the “Investors”) pursuant to which the Company agreed to sell to the Investors, and the Investors agreed to purchase from the Company, in an unregistered private transaction, convertible promissory notes (the “Notes”) with an aggregate principal amount of $1,030,000. The Notes feature an initial issuance discount of 3%, bear interest at 5% annual rate and mature in one year. The conversion price for the Notes is initially set at $3.00 per share for the first 180 days following issuance. Thereafter, the Notes may be converted by the Investors for a price equal to 70% of the lowest closing price of the Company’s common stock, $0.001 par value per share (the “Common Stock”) during the ten trading days immediately prior to the delivery of an exercise notice.

The Company also agreed to sell to the Investors warrants to purchase up to an aggregate of 400,000 shares of Common Stock at an exercise price of $0.75 per share (the “Warrants”). The Warrants are exercisable from issuance and expire two years from the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment in the event of stock splits or dividends, or other similar transactions, but not as a result of future securities offerings at lower prices.

Net proceeds to the Company from the sale of the Common Stock and the Warrants, after deducting estimated offering expenses and placement agent fees, are approximately $840,000. The offering closed on August 27, 2019.

In connection of the Company’s subsequent reverse stock split effected on October 21, 2019, the conversion price of the Notes and number of shares of common stock under the warrants has been retrospectively adjusted by dividing the number of shares of common stock into which the warrants and convertible securities are exercisable or convertible by 6 and multiplying the exercise or conversion price thereof by 6.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Trust Loan Contract (English translation), dated January 17, 2019, between Wuhan Kingold Jewelry Company Limited and North International Trust Co., Ltd. (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed with the Commission on April 2, 2019).
10.2	Trust Loan Contract (English translation), dated January 24, 2019, between Wuhan Kingold Jewelry Company Limited and Sichuan Trust Co., Ltd. (incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-K filed with the Commission on April 2, 2019).
10.3	Asset Income Rights Transfer and Repurchase Agreement (English translation), dated March 12, 2019, between Wuhan Kingold Jewelry Company Limited and Tianjin Trust Co., Ltd.(incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed with the Commission on April 2, 2019).
10.4	Employment Agreement (English translation), dated April 1, 2019, by and between Wuhan Kingold Jewelry Company Limited and Wang Jun.***
10.5	Trust Loan Contract (English translation), dated May 24, 2019, between Wuhan Kingold Jewelry Company Limited and Minsheng Trust Co., Ltd. (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the Commission on August 9, 2019).
10.6	Placement Agent Agreement dated July 9, 2019, by and between Kingold Jewelry, Inc. and Network 1 Financial Securities, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K with the Commission on August 29, 2019).
10.7	Form of Securities Purchase Agreement dated August 26, 2019, by and between Kingold Jewelry, Inc. and two investors referred to therein (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K with the Commission on August 29, 2019).
10.8	Form of Convertible Note by Kingold Jewelry, Inc. dated August 26, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report filed on Form 8-K with the Commission on August 29, 2019).
10.9	Form of Warrant to purchase Common Stock of Kingold Jewelry, Inc. dated August 26, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report filed on Form 8-K with the Commission on August 29, 2019).
10.10	Working Capital Loan Contract (English translation), dated September 16, 2019, between Wuhan Kingold Jewelry Company Limited and Zhangjiakou Bank.*
10.11	Gold Pledge Contract (English translation), dated September 25, 2019, between Wuhan Kingold Jewelry Company Limited and China Minsheng Trust Co., Ltd.*
10.12	Employment Agreement, dated October 17, 2019, between Kingold Jewelry, Inc. and Zhihong Jia.***
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Press release dated November 12, 2019, titled “Kingold Jewelry Reports Financial Results For Kingold Jewelry Reports Financial Results for the Third Quarter and Nine Months Ended September 30, 2019.”*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019

KINGOLD JEWELRY, INC.

By:	/s/ Zhihong Jia
Zhihong Jia
Chairman, Chief Executive Officer and Principal Executive Officer

By:	/s/ Bin Liu
Bin Liu
Chief Financial Officer and Principal Accounting Officer

Page 81 of 81